Form 10-Q
period 1996-06-30
ELECTROGLAS INC
filed 1996-08-09
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the Quarter Ended June 30, 1996

                         Commission File Number 0-21626

                                ELECTROGLAS, INC.
             (exact name of registrant as specified in its charter)

              DELAWARE                                  77-0336101
(state or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification Number)

                               2901 Coronado Drive
                              Santa Clara, CA 95054
                            Telephone: (408) 727-6500
                         (address of principal executive
                          offices and telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                        Yes    X               No

As of July 31, 1996, 18,175,442 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                                ELECTROGLAS, INC.

                                                                             Page No.
                                                                             --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

         Consolidated condensed statements of income  -  Three months
         and six months ended June 30, 1996 and June 30, 1995 ................   3

         Consolidated condensed balance sheets  -  June 30, 1996
         and December 31, 1995 ...............................................   4

         Consolidated condensed statements of cash flows  -  Six months
         ended June 30, 1996 and June 30, 1995 ...............................   5

         Notes to consolidated condensed financial statements  -
         June 30, 1996 .......................................................   6



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .......................   8

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders .................  12

Item 6.  Exhibits and Reports on Form 8-K ....................................  12


SIGNATURES ...................................................................  13

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                                ELECTROGLAS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    Three months ended            Six months ended
                                                    ------------------            ----------------
                                                         June 30,                      June 30,
                                                         --------                      --------
                                                   1996            1995          1996          1995
                                                   ----            ----          ----          ----
Net sales                                        $ 48,869        $39,399       $100,704       $73,321
Cost of sales                                      23,903         17,732         47,748        32,998

                                                 --------        -------       --------       -------
Gross profit                                       24,966         21,667         52,956        40,323
                                                 --------        -------       --------       -------
Operating expenses:
     Engineering, research and
     development                                    4,862          3,264          9,493         6,223
     Selling, general and administrative            7,475          6,068         14,769        11,579
                                                 --------        -------       --------       -------
Total operating expenses                           12,337          9,332         24,262        17,802
                                                 --------        -------       --------       -------
Operating income                                   12,629         12,335         28,694        22,521

Interest income                                     1,158            935          2,311         1,815
Other (expense) income, net                           (13)           192             36           175
                                                 --------        -------       --------       -------
Income before income taxes                         13,774         13,462         31,041        24,511

Provision for income taxes                          4,821          4,859         10,864         8,947
                                                 --------        -------       --------       -------
Net income                                       $  8,953        $ 8,603       $ 20,177       $15,564
                                                 ========        =======       ========       =======


Net income per share                             $   0.50        $  0.48       $   1.12       $  0.87
                                                 ========        =======       ========       =======

Shares used in per share calculations              18,020         17,963         18,089        17,881
                                                 ========        =======       ========       =======


      See accompanying notes to consolidated condensed financial statements

                               ELECTROGLAS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)



                                                        June 30,        December 31,
                                                          1996              1995
                                                        --------        ------------
                                                       (Unaudited)           (1)

Assets
Current assets:
 Cash and cash equivalents                              $ 10,485         $    6,796
 Short-term investments                                  112,259            111,448
 Accounts receivable, net                                 39,637             32,081
 Inventories                                              23,893             23,527
 Prepaid expenses and other current assets                   619              1,054
 Deferred income taxes                                     7,383              7,383
                                                        --------           --------
    Total current assets                                 194,276            182,289
Deferred income taxes                                      4,821              4,821
Equipment and leasehold improvements, net                  6,702              4,313
Other assets                                                 427                318
                                                        --------           --------
Total assets                                            $206,226           $191,741
                                                        ========           ========
Liabilities and stockholders' equity
Current liabilities:
 Short-term borrowings                                  $  2,375           $  1,952
 Accounts payable                                          7,809              7,713
 Accrued liabilities                                      19,229             18,663
 Income taxes payable                                      2,865              6,019
                                                        --------           --------
    Total current liabilities                             32,278             34,347

Stockholders' equity:
 Preferred stock, $0.01 par value; authorized
  1,000,0000; none outstanding                                --                 --
 Common stock, $0.01 par value; authorized
  40,000,000; issued and outstanding 18,043,863
  at June 30, 1996 and 18,010,738 at
  December 31, 1995                                          180                180
 Additional paid in capital                               87,434             87,000
 Retained earnings                                        90,391             70,214
                                                        --------           --------
                                                         178,005            157,394
 Less cost of common stock in treasury;
  250,000 at June 30, 1996                                 4,057                 --
                                                        --------           --------
    Total stockholders' equity                           173,948            157,394
                                                        --------           --------

Total liabilities and stockholders' equity              $206,226           $191,741
                                                        ========           ========

(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 1995.



          See accompanying notes to consolidated financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                     Six months ended
                                                                     ----------------
                                                                         June 30,
                                                                         --------
                                                                  1996              1995
                                                                  ----              ----
Cash flows from operating activities:

Net income                                                     $  20,177        $ 15,564
Changes to income not affecting cash                               1,323             986
Net changes in current assets and current liabilities             (9,979)         (8,982)
                                                               ---------        --------
         Cash provided by operating activities                    11,521           7,568

Cash flow from investing activities:

Capital expenditures                                              (3,341)         (1,314)
Purchase of investments                                         (125,781)        (72,181)
Maturities of investments                                        124,499          63,283
Other assets                                                        (133)           (103)
                                                               ---------        --------
         Cash used in investing activities                        (4,756)        (10,315)

Cash flow from financing activities:

Short-term borrowings                                                423           1,182
Sales of common stock, net of issuance costs                         583           2,745
Purchase of treasury stock                                        (4,057)           --
                                                               ---------        --------
         Cash (used in) provided by financing activities          (3,051)          3,927

Effect of exchange rate changes                                      (25)            190
                                                               ---------        --------

Net increase in cash and cash equivalents                          3,689           1,370
Cash and cash equivalents at beginning of period                   6,796           7,347
                                                               ---------        --------
Cash and cash equivalents at end of period                     $  10,485        $  8,717
                                                               =========        ========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE:  1  -  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.

Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The Company's fiscal year end is December 31. The Company's fiscal quarters end on the Saturday nearest the end of the calendar quarter. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

USE OF ESTIMATES - The preparation of the accompanying unaudited consolidated condensed financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

NOTE:  2   -  INVENTORIES

Inventories comprised the following:

                                June 30,          December 31,
(in thousands)                    1996                1995
- ----------------------------------------------------------------
Raw materials                   $11,330              $12,360
Work in process                   7,790                6,932
Finished goods (including
  demonstration units)            4,773                4,235
- ----------------------------------------------------------------
                                $23,893              $23,527
================================================================


NOTE:  3   -   NET INCOME  PER SHARE

Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to stock options outstanding during the period.

NOTE:  4   -  STOCK REPURCHASE PROGRAM

On March 14, 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. During the quarter, the Company repurchased 250,000 shares of it's common stock at a cost of $4,057,000.

NOTE:  5   -  SUBSEQUENT EVENT

On July 1, 1996, the Company offered to reprice stock options granted to employees at the June 28, 1996 closing market value of $14.25. This offer is with respect to unexercised stock options granted subsequent to January 1, 1994.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis may contain forward-looking statements that reflect the Company's current judgement regarding the matters addressed by such statements. Such statements apply to future events and, therefore, are subject to risks and uncertainties that could cause actual results to differ significantly. Important factors that could cause actual results to differ are described in the following discussion and are particularly noted under "Factors that may affect Results and Financial Conditions" on page 10.

The components of the Company's statements of income, expressed as a percentage of net sales, are as follows:

                                               Three months ended        Six months ended
                                               ------------------        ----------------
                                                     June 30,                 June 30,
                                                     --------                 --------
                                                1996         1995         1996         1995
                                                ----         ----         ----         ----
Net sales                                      100.0%       100.0%       100.0%       100.0%
Cost of sales                                   48.9         45.0         47.4         45.0
                                               -----        -----        -----        -----
Gross profit                                    51.1         55.0         52.6         55.0
                                               -----        -----        -----        -----
Operating expenses:
     Engineering, research and
     development                                 9.9          8.3          9.4          8.5
     Selling, general and administrative        15.3         15.4         14.7         15.8
                                               -----        -----        -----        -----
Total operating expenses                        25.2         23.7         24.1         24.3
                                               -----        -----        -----        -----
Operating income                                25.9         31.3         28.5         30.7

Interest income                                  2.3          2.4          2.3          2.5
Other income, net                               --            0.5         --            0.2
                                               -----        -----        -----        -----
Income before income taxes                      28.2         34.2         30.8         33.4

Provision for income taxes                       9.9         12.4         10.8         12.2
                                               -----        -----        -----        -----
Net income                                      18.3%        21.8%        20.0%        21.2%
                                               =====        =====        =====        =====




RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 1996 were $48,869,000, a 24.0% increase over net sales of $39,399,000 for the same period last year. Net sales for the first six months of 1996 were $100,704,000, a 37.3% increase over net sales of $73,321,000 for the same period last year. The increase in both periods was due primarily to increased unit sales and, to a lesser extent, higher average selling prices.

For the quarters ended June 30, 1996 and 1995, net sales comprised of the Horizon 4000 series (59.8% and 59.6%, respectively), the 2000 series (29.1% and 26.2%, respectively) and aftermarket sales, consisting primarily of service, spare parts and upgrades (11.1% and 14.2%, respectively).

For the six months ended June 30, 1996 and 1995, net sales comprised of the Horizon 4000 series (60.1% and 56.9%, respectively), the 2000 series (28.0% and 29.0%, respectively) and aftermarkets sales (11.9% and 14.1%, respectively).

For the quarter ended June 30, 1996, international sales accounted for 46.2% of net sales as compared to 44.2% for the same period last year. This was due primarily to increased European sales in the 1996 quarter over 1995. For the first six months of 1996, international sales accounted for 43.7% of net sales as compared to 49.2% for the same period last year. This was due to stronger U.S. sales for the first six months of 1996 over 1995. Increased European sales were offset partially by a decrease in Japanese sales for the first six months of 1996 over 1995.

In recent months, the semiconductor industry has been experiencing volatility in terms of product demand and pricing which have caused semiconductor manufacturers to exercise caution in making their capital equipment decisions. As a result of the uncertainties in this current market environment, any rescheduling or cancellations of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit

Gross profit, as a percentage of sales, was 51.1% for the second quarter of 1996, compared to 55.0% for the second quarter of 1995. For the first six months of 1996, gross profit was 52.6% compared to 55.0% for the first six months of 1995. The decrease in gross profit for both periods was primarily a result of higher material and warranty costs incurred in 1996.

Engineering, Research and Development

Engineering, research and development expenses were $4,862,000 for the second quarter of 1996, up 49.0% from $3,264,000 in the comparable quarter of a year ago. For the first six months of 1996, these expenses were $9,493,000, up 52.5% from $6,223,000 for the same period last year. These increases reflect the Company's commitment to engineering resources necessary to continue efforts in developing new and existing products, as demonstrated by the introduction of a new model to the Horizon 4000 series, the 4090, in July 1996.

Selling, General and Administrative

Selling, general and administrative expenses were $7,475,000 for the second quarter of 1996, up 23.2% from $6,068,000 in the comparable quarter last year. For the first six months of 1996, these expenses were $14,769,000, up 27.5% from $11,579,000 for the same period last year. The Company has increased its staffing levels, paid higher commissions on the increased sales volume, and increased employee incentive compensation due to increased operating income.

Income Taxes

The Company's estimated effective tax rate for the three months and six months ended June 30, 1996 was 35.0% compared to 36.1% and 36.5% for the comparable periods in 1995. The decrease is primarily attributable to greater tax exempt investment income and increased benefits received from foreign sales.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITIONS

The Company's future results may be affected by inherent uncertainties that exist in the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, capital expenditures of semiconductor manufacturers, competitive pricing pressures, product volume and mix, the availability of needed components, the availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, development of new products, enhancement of existing products, and the introduction of competitors' products having technological and/or pricing advantages. As a result, the Company's operating results and financial condition may fluctuate, especially when measured on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, operating activities provided cash of $11,521,000. This was primarily due to net income of $20,177,000, offset by an increase in accounts receivable of $7,556,000 and a decrease in income taxes payable of $3,154,000. The increase in accounts receivable was due mainly to higher European sales for the period coupled with the longer payment cycles experienced in this region. The decrease in income taxes payable was due to second quarter estimated tax payments. As a result of these changes, working capital increased to $161,998,000 at June 30, 1996, from $147,942,000 at
December 31, 1995.

The Company used $4,756,000 of cash for investing activities, including $1,282,000 for net purchases of investments and $3,341,000 for capital expenditures on design and test equipment and leasehold improvements to the Company's facilities.

Cash used in financing activities was $3,051,000. This was due to the repurchase of 250,000 shares of the Company's common stock at a cost of $4,057,0000 during the quarter, offset by the sale of common stock under employee stock plans generating $583,000 and additional borrowings by the Company's Japanese subsidiary contributing $423,000. At June 30, 1996, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $6,000,000 (denominated in Yen). Amounts outstanding under these facilities were $2,375,000 at June 30, 1996. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

Historically, the Company has generated cash in an amount sufficient to fund its operations. The Company believes that cash on hand and cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements at least through the next twelve months.

VOLATILITY OF STOCK PRICE

The Company believes that any of the following factors can cause the price of the Company's Common Stock to fluctuate, perhaps substantially: announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of substantial amounts of securities of the Company in the marketplace, general conditions in the semiconductor industry or worldwide economy, a shortfall in revenue or earnings from or changes in analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights, and changes in the Company's relationships with certain customers and suppliers. In addition, in recent years, the stock market in general, and the market for the shares of small capitalization stocks in particular, including the Company's, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

At the Company's Annual Meeting of Stockholders held on May 21, 1996, the stockholders:

(1) elected Neil R. Bonke and Curtis S. Wozniak as Class III directors. Neil R. Bonke received 15,903,481 affirmative votes, 82,976 negative votes and no abstentions. Curtis S. Wozniak received 15,906,163 affirmative votes, 80,294 negative votes and no abstentions. The following directors continued in office after the meeting - Joseph F. Dox, Roger D. Emerick and Robert J. Frankenberg.

(2) ratified and approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 20,000,000 to 40,000,000, with 14,882,797 affirmative votes, 1,082,840 negative votes and 20,820 abstentions.

(3) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996, with 15,952,829 affirmative votes, 20,839 negative votes and 12,789 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                10.10* Electroglas, Inc. Restricted Stock Bonus Agreement Between Electroglas, Inc. and Curtis S. Wozniak

                10.11* Change of Control Agreement between Electroglas, Inc. and Curtis S. Wozniak dated as of April 4, 1996.

                * Management contracts, or company compensatory plans or arrangements

         (b)    Reports on Form 8-K:    None

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       ELECTROGLAS, INC.

       (Registrant)

       DATE:      August 2, 1996            BY:    /s/ Armand J. Stegall
               -----------------------             ---------------------
                                                   Armand J. Stegall
                                                   Duly authorized officer of
                                                   the registrant, and Chief
                                                   Financial Officer