Form 10-Q
period 1996-09-30
ELECTROGLAS INC
filed 1996-11-07
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the Quarter Ended September 30, 1996

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

                           Yes        X          No
                                     ---            ---

As of October 31, 1996, 18,176,442 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                                ELECTROGLAS, INC.

                                                                                 Page No.
                                                                                 --------
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Condensed Financial Statements

              Consolidated condensed statements of income -- Three months and
              nine months ended September 30, 1996 and September 30, 1995 ....       3


              Consolidated condensed balance sheets -- September 30, 1996
              and December 31, 1995 ...........................................       4


              Consolidated condensed statements of cash flows -- Nine months
              ended September 30, 1996 and September 30, 1995 .................       5


              Notes to consolidated condensed financial statements --
              September 30, 1996 ..............................................       6




Item 2.       Management's Discussion and Analysis of

              Financial Condition and Results of Operations ...................       8




PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ................................      12



SIGNATURES ....................................................................      13

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                                ELECTROGLAS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                Three months ended                Nine months ended
                                                   September 30,                    September 30,
                                                  1996           1995            1996          1995
                                                  ----           ----            ----          ----


Net sales                                      $ 31,467       $ 45,339        $132,171       $118,660
Cost of sales                                    17,014         20,401          64,762         53,399
                                               --------       --------        --------       --------
Gross profit                                     14,453         24,938          67,409         65,261
                                               --------       --------        --------       --------

Operating expenses:

   Engineering, research and development          4,819          3,402          14,312          9,625
   Selling, general and administrative            6,566          6,855          21,335         18,434
                                               --------       --------        --------       --------
Total operating expenses                         11,385         10,257          35,647         28,059
                                               --------       --------        --------       --------
Operating income                                  3,068         14,681          31,762         37,202

Interest income                                   1,199            959           3,510          2,774
Other income (expense), net                          54            (98)             90             77
                                               --------       --------        --------       --------
Income before income taxes                        4,321         15,542          35,362         40,053

Provision for income taxes                           98          5,672          10,962         14,619
                                               --------       --------        --------       --------
Net income                                     $  4,223       $  9,870        $ 24,400       $ 25,434
                                               ========       ========        ========       ========


Net income per share                           $   0.24       $   0.54        $   1.35       $   1.41
                                               ========       ========        ========       ========

Shares used in per share calculations            17,878         18,269          18,044         18,005
                                               ========       ========        ========       ========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                (In thousands, except share and per share amounts)

                                                                     September 30,      December 31,
                                                                          1996              1995
                                                                          ----              ----
                                                                      (Unaudited)           (1)
Assets
Current assets:
   Cash and cash equivalents                                           $  10,145        $   6,796
   Short-term investments                                                120,155          111,448
   Accounts receivable, net                                               25,972           32,081
   Inventories                                                            24,450           22,434
   Prepaid expenses and other current assets                               2,511            1,054
   Deferred income taxes                                                   7,383            7,383
                                                                       ---------        ---------
     Total current assets                                                190,616          181,196

Deferred income taxes                                                      4,821            4,821
Equipment and leasehold improvements, net                                  9,129            5,066
Other assets                                                               1,294              658
                                                                       ---------        ---------
Total assets                                                           $ 205,860        $ 191,741
                                                                       =========        =========

Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings                                               $   3,854        $   1,952
   Accounts payable                                                        5,838            7,713
   Accrued liabilities                                                    19,558           18,663
   Income taxes payable                                                     --              6,019
                                                                       ---------        ---------
     Total current liabilities                                            29,250           34,347

Stockholders' equity:
   Preferred stock, $0.01 par value;
     authorized 1,000,000; none outstanding                                 --               --
   Common stock, $0.01 par value;
     authorized 40,000,000; issued and outstanding 18,175,442 at
     September 30, 1996 and 18,010,738 at December 31, 1995                  182              180
   Additional paid in capital                                             89,270           87,000
   Deferred stock compensation                                            (1,351)            --
   Retained earnings                                                      94,614           70,214
                                                                       ---------        ---------
                                                                         182,715          157,394
   Less cost of common stock in treasury;
     400,000 at September 30, 1996                                         6,105             --
                                                                       ---------        ---------
     Total stockholders' equity                                          176,610          157,394
                                                                       ---------        ---------
Total liabilities and stockholders' equity                             $ 205,860        $ 191,741
                                                                       =========        =========


(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 1995.

      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  Nine months ended
                                                                     September 30,
                                                                    -------------
                                                                1996              1995
                                                                ----              ----
Cash flows from operating activities:
Net income                                                  $  24,400        $  25,434
Changes to income not affecting cash                            2,769            1,705
Net changes in current assets and current liabilities          (4,363)          (9,454)
                                                            ---------        ---------
     Cash provided by operating activities                     22,806           17,685

Cash flow from investing activities:
Capital expenditures                                           (5,993)          (2,143)
Purchase of investments                                      (185,837)        (140,432)
Maturities of investments                                     176,482          126,238
Other assets                                                     (856)            (432)
                                                            ---------        ---------
     Cash used in investing activities                        (16,204)         (16,769)

Cash flow from financing activities:
Short-term borrowings                                           1,902            1,194
Sales of common stock, net of issuance costs                      978            5,215
Purchase of treasury stock                                     (6,105)            --
                                                            ---------        ---------
     Cash (used in) provided by financing activities           (3,225)           6,409

Effect of exchange rate changes                                   (28)            (189)
                                                            ---------        ---------

Net increase in cash and cash equivalents                       3,349            7,136
Cash and cash equivalents at beginning of period                6,796            7,347
                                                            ---------        ---------
Cash and cash equivalents at end of period                  $  10,145        $  14,483
                                                            =========        =========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE:  1  -  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.

During the quarter, the Company reclassified certain demonstration equipment from inventory to fixed assets and other assets to more appropriately reflect the use of such equipment. For comparative purposes, prior year amounts have been reclassfied to conform to the current year presentation.

Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

NOTE:  2   -  INVENTORIES

Inventories comprised the following:

                           September 30,   December 31,
                                1996           1995
(in thousands)
--------------------------------------------------------
Raw materials                   $10,782       $12,360
Work in process                   8,952         6,932
Finished goods (including
  demonstration units)            4,716         3,142

--------------------------------------------------------
                                $24,450       $22,434
--------------------------------------------------------

NOTE:  3   -   NET INCOME  PER SHARE

Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to stock options outstanding during the period.

NOTE:  4   -  DEFERRED STOCK COMPENSATION

On July 1, 1996, the Company issued 100,000 shares of restricted stock to Curtis
S. Wozniak, Chief Executive Officer, under its 1993 Long-Term Stock Incentive Plan, as an incentive to join the Company and in anticipation of future achievements. The Company has recorded a deferred compensation charge equal to the fair market value of the restricted stock at the time of issuance of $1,425,000. The deferred compensation charge will be amortized over the five year vesting period.

NOTE:  5   -  STOCK OPTION REPRICING

On July 24, 1996, the Company repriced 819,036 employee stock options to $14.25, the closing market value at June 28, 1996.

NOTE:  6   -  STOCK REPURCHASE PROGRAM

On March 14, 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. The Company has since repurchased 400,000 shares of its common stock at a cost of $6,105,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements that reflect the Company's current judgement regarding the matters addressed by such statements. Such statements apply to future events and, therefore, are subject to risks and uncertainties that could cause actual results to differ significantly. Important factors that could cause actual results to differ are described in the following discussion and are particularly noted under "Factors that may affect Results and Financial Conditions" on page 10.

The components of the Company's statements of income, expressed as a percentage of net sales, are as follows:

                                                 Three months ended         Nine months ended
                                                   September 30,                September 30,
                                                  1996        1995           1996         1995
                                                  ----        ----           ----         ----
Net sales                                        100.0%       100.0%        100.0%       100.0%
Cost of sales                                     54.1         45.0          49.0         45.0
                                                 -----        -----         -----        -----
Gross profit                                      45.9         55.0          51.0         55.0
                                                 -----        -----         -----        -----

Operating expenses:

   Engineering, research and development          15.3          7.5          10.8          8.1
   Selling, general and administrative            20.9         15.1          16.2         15.5
                                                 -----        -----         -----        -----
Total operating expenses                          36.2         22.6          27.0         23.6
                                                 -----        -----         -----        -----
Operating income                                   9.7         32.4          24.0         31.4

Interest income                                    3.8          2.1           2.7          2.3
Other income, net                                  0.2         (0.2)          0.1          0.1
                                                 -----        -----         -----        -----
Income before income taxes                        13.7         34.3          26.8         33.8

Provision for income taxes                         0.3         12.5           8.3         12.4
                                                 -----        -----         -----        -----
Net income                                        13.4%        21.8%         18.5%        21.4%
                                                 =====        =====         =====        =====




RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended September 30, 1996 were $31,467,000, a 30.6% decline from net sales of $45,339,000 in the comparable period last year. The decrease was due primarily to lower system unit sales.

For the quarters ended September 30, 1996 and 1995, net sales comprised of the Horizon 4000 series (52.5% and 60.5%, respectively), the 2000 series (28.4% and 27.6%, respectively) and aftermarket sales, consisting primarily of service, spare parts and upgrades (19.1% and 11.9%, respectively).

For the quarter ended September 30, 1996, international sales accounted for 44.7% of net sales as compared to 41.2% for the same period last year. During the quarter, the Company experienced sales declines across all major geographic regions.

Net sales for the first nine months of 1996 were $132,171,000, a 11.4% increase over net sales of $118,660,000 for the same period last year. The increase was due primarily to higher system unit and aftermarket sales.

For the nine months ended September 30, 1996 and 1995, net sales comprised of the Horizon 4000 series (58.3% and 58.2%, respectively), the 2000 series (28.1% and 28.5%, respectively) and aftermarkets sales (13.6% and 13.3%, respectively).

For the first nine months of 1996, international sales accounted for 43.9% of net sales as compared to 46.2% for the same period last year. This was due to an increase in U.S. sales for the first nine months of 1996 over 1995. Increased European sales were offset partially by decreases in Asian Pacific and Japanese sales for the first nine months of 1996 over 1995.

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

Gross Profit

Gross profit, as a percentage of sales, was 45.9% for the third quarter of 1996, compared to 55.0% for the third quarter of 1995. As a result of the decline in sales for the quarter, gross profit was negatively impacted by underutilization of manufacturing capacity. In addition, higher material costs, as a percentage of sales, and lower selling prices exacerbated the decrease in gross profit.

For the first nine months of 1996, gross profit was 51.0% compared to 55.0% for the first nine months of 1995. The decrease in gross profit was due to higher material and warranty costs, and underutilization of manufacturing capacity as production volume decreased during the third quarter of 1996.

Engineering, Research and Development

Engineering, research and development expenses were $4,819,000 for the third quarter of 1996, up 41.7% from $3,402,000 in the comparable quarter of a year ago. For the first nine months of 1996, these expenses were $14,312,000, up 48.7% from $9,625,000 for the same period last year. The increases reflect the Company's commitment to engineering resources necessary to continue efforts in developing new and existing products, as demonstrated by the recent addition of the model 4090 to its Horizon product line.

Selling, General and Administrative

Selling, general and administrative expenses were $6,566,000 for the third quarter of 1996, down 4.2% from $6,855,000 in the comparable quarter last year. The decrease was due to a reduction in employee incentive compensation resulting from lower operating income, offset partially by higher payroll costs resulting from an increase in staffing levels in prior periods.

For the first nine months of 1996, these expenses were $21,335,000, up 15.7% from $18,434,000 for the same period last year. The increase was due to higher payroll costs resulting from increased staffing levels, offset partially by a reduction in employee incentive compensation because of lower operating income.

Income Taxes

The Company's estimated effective tax rate for the three months and nine months ended September 30, 1996 was 2.3% and 31.0%, respectively, compared to 36.5% for the comparable periods in 1995. The 2.3% rate in the third quarter of 1996 reflects the cumulative adjustment made to lower the annual effective tax rate for 1996 from 35% to 31%. The lower rate in 1996 is due to the impact of higher tax exempt interest income relative to total estimated pretax income, new federal tax legislation reinstating the research and development tax credit, and the decrease in state taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $161,366,000 at September 30, 1996, from $146,849,000 at December 31, 1995.

For the nine months ended September 30, 1996, operating activities provided cash of $22,806,000. This was primarily due to net income of $24,400,000 and a decrease in accounts receivable of $6,109,000, offset by a decrease in income taxes payable of $7,404,000. The decrease in accounts receivable was due mainly to lower sales levels in the third quarter of 1996. The decrease in income taxes payable was due to third quarter estimated tax payments.

The Company used $16,204,000 of cash for investing activities, including $9,355,000 for net purchases of investments and $5,993,000 for capital expenditures primarily on design and test equipment and leasehold improvements to the Company's facilities.

Cash used in financing activities was $3,225,000. This was due to the repurchase of 400,000 shares of the Company's common stock at a cost of $6,105,000, offset by the sale of common stock under employee stock plans generating cash of $978,000 and additional borrowings by the Company's Japanese subsidiary contributing $1,902,000.

At September 30, 1996, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $6,000,000 (denominated in Yen). Amounts outstanding under these facilities were $3,854,000 at September 30, 1996. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

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

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           10.11* Employment and Consulting Agreement Between Electroglas, Inc. and Neil R. Bonke

                           10.12* Electroglas Officers' Retirement Medical and Dental Coverage Policy

                           27        Financial Data Schedule

                           *         Management contracts, or Company
                                     compensatory plans or arrangements

                  (b)      Reports on Form 8-K:  None.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

(Registrant)

DATE: November 5, 1996            BY: /s/ Armand J. Stegall
      -------------------             ------------------------------------------
                                      Armand J. Stegall
                                      Duly authorized officer of the registrant,
                                      and Chief Financial Officer