Form 10-K405
period 1996-12-31
ELECTROGLAS INC
filed 1997-03-26
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED                   COMMISSION FILE NUMBER:
      DECEMBER 31, 1996                               0-21626

                                ELECTROGLAS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                          77-0336101
          (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

 2901 Coronado Drive, Santa Clara, California 95054             (408) 727-6500
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)   (REGISTRANT'S TELEPHONE NUMBER,
                                                            INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (TITLE OF CLASS)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $337,761,031, based on the closing sale price as reported on the Nasdaq National Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

       As of February 28, 1997, the Registrant had outstanding 18,257,353 of Common Stock.

       The Index to Exhibits is located beginning on Page 18.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part IV of this Report on Form 10-K incorporate information by reference from Registrant's 1996 Annual Report to Stockholders. Part III of this Report on Form 10-K incorporates information by reference from Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Electroglas, Inc. ("Electroglas", or "the Company") is a leader in the development, manufacture, marketing and servicing of automatic wafer probing equipment for use in the fabrication of semiconductor devices. The Company's wafer probers position individual semiconductor devices still in wafer form under contact test probes to facilitate testing of the devices. Electroglas believes it is one of the largest suppliers of automatic wafer probing equipment worldwide. The Company has sold over 9,000 wafer probers from among its current product offerings and believes it supplies more than half of the probers used in the United States and European market segments. The Company's primary product offerings are its 2000 Series wafer probers and its Horizon 4000 Series wafer probers. All of the Company's wafer probers feature the Company's linear motor technology and offer advanced vision processing, sophisticated system software and high throughput.

         Electroglas was formed on April 1, 1993 to succeed to the wafer prober business conducted by the Electroglas division of General Signal Corporation (former "Parent"). Immediately prior to the closing of the initial public offering of its Common Stock (the "IPO") on July 1, 1993, the Company assumed the assets and liabilities of the Electroglas division in the asset transfer and, following the IPO, the Company commenced operations as an independent corporation. The Company, through its predecessors, has been in the wafer prober business for more than 30 years.

INDUSTRY BACKGROUND

         Semiconductor devices are fabricated by repeating a complex series of process steps on a wafer substrate, which is usually made of silicon and measures three to eight inches in diameter. Wafers are typically sent through a series of 100 to 300 process steps. A finished wafer consists of many integrated circuits (each referred to as a "device" or "die"), the number depending on the area of the circuits and the size of the wafer. Manufacturers have increasingly utilized larger diameter wafers to achieve more cost effective production.

  Wafer Probing Process

         A wafer prober successively positions each integrated circuit on a wafer so that the electrical contact points (or "pads") on the die align under and make contact with the probe pins, which are located on a probe card mounted on the wafer prober. The probe card, which is generally custom made by other suppliers for the specific integrated circuit being tested, is connected to a test system, also supplied by other suppliers, which performs the required parametric or functional test. Parametric testing is performed during the wafer fabrication process ("in-line testing") and at the completion of the wafer fabrication process ("end-of-line testing") to measure electrical parameters which verify the reliability of the wafer fabrication process, while functional testing is performed after the completion of wafer fabrication ("wafer sort") to identify devices which do not conform to particular electrical specifications.

  Wafer Prober Market

         The automatic wafer probing market can be divided into a United States, European and Asian market segment, into which the Company sells substantially all of its products, and a Japanese market segment. The Japanese market segment is comprised of semiconductor fabrication facilities located in Japan and those located outside Japan which are controlled by Japanese companies. Semiconductor manufacturers use automatic wafer probers primarily during wafer sort, which occurs before the separation and packaging of each individual device. Wafer probers are being increasingly used during in-line and end-of-line testing and are also used for research and development, and quality and process control applications. In-line testing requires special equipment features such as cleanroom compatibility, as tests are carried out during the manufacturing process. This testing is done to verify the manufacturing process while wafers are in an unfinished state where corrective action can occur. The Company estimates, based upon its experience, that wafer sort applications represent approximately 80% of the market for automatic wafer probers. The remaining 20% is approximately equally divided between in-line and end-of-line testing and laboratory applications.

         Wafer probers are typically purchased by a semiconductor manufacturer when outfitting a new wafer fabrication facility or expanding an existing facility. Wafer probers are also purchased to replace equipment in response to major changes in technology, such as larger wafer sizes and greater device complexity. A semiconductor fabrication facility typically requires 20 to 80 probers to meet testing requirements on a timely basis. The purchase of semiconductor manufacturing equipment and spare parts, the integration of such equipment into production lines and the training of employees on a particular supplier's equipment require significant expenditures by semiconductor manufacturers. To maximize the benefits of their investment in machinery, parts, production line integration and training, semiconductor manufacturers generally are reluctant to replace existing equipment with equipment from another supplier.

         In order to minimize the total cost of ownership, semiconductor manufacturers generally evaluate the following features, in addition to price, when choosing automatic wafer probers:

         o Reliability. Semiconductor manufacturers must be highly confident that the wafer prober will operate reliably over long periods of constant use. Virtually every wafer must pass through wafer sort to determine the yield from all prior manufacturing steps and eliminate the significant cost of unnecessarily packaging defective devices. Reliable prober operation prevents probe area bottlenecks and maximizes utilization of expensive automatic test equipment.

         o Productivity. The key parameters for comparisons among wafer probers are horizontal and vertical positioning speed, alignment time and wafer handling time. To maximize the number of wafers processed in any given period and achieve low test cost per die, it is very important to minimize the time needed to execute any operation.

         o Accuracy. The process of positioning device pads under the corresponding probe pins requires extreme accuracy and precision from the positioning system to ensure that the probe pins make contact only with the safe area on the pads. The average size of the semiconductor device pads and the distance between pads continue to decrease, thus necessitating more accurate probers.

         o Advanced Automation. The effort to improve manufacturing efficiency, reduce production costs and minimize operator intervention during key process steps has led to increased automation of probers. Operations such as wafer handling and prober setup, previously performed manually, are now routinely done automatically. Important advanced automation features include probe-to-pad setup, probe-to-pad alignment, probe-to-pad optimization and networking capabilities. The Company expects the need for advanced automation to grow in order to further minimize operator intervention.

         o Software Flexibility. Each semiconductor manufacturer has developed its own methods of wafer production. These variations in method and variations in devices create different prober requirements among device manufacturers. To accommodate such differences, flexible prober software is often required so that the user can configure the prober in a way that is optimal for its specific manufacturing conditions. Software features include recipe creation, control maps, operator check lists, real-time maps, real-time alarms and a color graphical user interface. Compatibility with standard operating systems, such as MS-DOS, and standard network environments, such as Ethernet, are desirable features.

         o Service and Customer Support. Because of the high degree of technical complexity involved in today's semiconductor testing operations, customers expect a very high level of service from the prober manufacturer. Support services include applications engineering, field service, training, timely spare parts delivery and continuing product enhancements.

COMPANY STRATEGY

         Electroglas has become a leader in the wafer probing market through a combination of strengths, including advanced technical capabilities, close relationships with the leading manufacturers of integrated circuits, a broad line of high quality products and a well established, highly qualified distribution organization. Building on these strengths, Electroglas' strategy is comprised of the following key elements:

         o Focus on Technological Innovation. The Company has invested heavily in engineering, research and development to add features and functionality to its products. The Company was the first to introduce automatic wafer probers using a linear motor positioning system for precise motion control and digital pattern recognition processors for automatic alignment and was the first to introduce automatic wafer probers for use with eight-inch wafers. The Company expects to continue its emphasis on engineering, research and development in an effort to anticipate and address technological advances in semiconductor processing.

         o Maintain Strong Customer Relationships. The Company has long-standing relationships with its customers. The Company's development of products and product enhancements is market driven. Engineering, sales and management personnel collaborate with customer counterparts to determine customers' needs and specifications. One of the Company's products, the Horizon 4085X, is available with a Standard Mechanical Interface ("SMIF") option to address a major customer's need for wafer loading without exposure to the environment. The Company expects to continue to strengthen its existing customer relationships by continuing to provide high levels of service and support.

         o Emphasize Quality Products. The Company believes it has developed a reputation as a leader in providing high quality products. The Company was chosen in the most recent customer survey conducted by VLSI Research Inc as one of the "Ten-Best" test and measurement equipment manufacturers. The Company has received quality awards from its customers and the SEMATECH Partnering for Total Quality award. The Company has a company-wide quality program in place, headed by a member of senior management. The Company's quality training program emphasizes continuous improvement, data driven decisions and close collaboration among the Company's employees, customers and suppliers. The Company trains all of its employees in basic quality skills. The Company also regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel.

         o Increase Focus on Selected Japanese Market Opportunities. The Japanese market segment is large and presently served primarily by Japanese companies. The Company is pursuing this market segment aggressively through a focused sales and marketing effort in Japan directed at selected key manufacturers. The Company's strategy consists of the use of on-site technically skilled sales and service personnel and application engineers and emphasizes its Horizon 4000 Series products. To date, the Company has received purchase orders from, made sales to, customized its products with features requested by, and engaged in product evaluation activities with several Japanese customers which the Company considers strategic.

         o Expand Product Lines and Applications. The Company intends to capitalize on its market position and technical skills to further broaden existing product lines through internally developed products and from time to time through strategic alliances and acquisitions. The Company also intends to take advantage of available opportunities to sell its products for new applications. For example, the Company has sold wafer probers for use in the manufacture of thin film disk heads--another industry where devices are fabricated through iterative processing on base substrates.

        In addition, the Company is developing a range of software products named SORTnet(TM). This product line is designed to be used for the management and control of information and data gained during the test process. The Company believes this range of software products will be highly complementary to the core product lines.

OVERVIEW OF TECHNOLOGY

         The Company believes it has particular expertise in the following technologies which distinguish its wafer probers from those of its competitors:

Precision Horizontal ("X-Y Stage") Motion Systems

         During the test process, a prober must position each die on a wafer underneath the probe card accurately, reliably and quickly. This can require thousands of individual movements to test a single wafer. The Company's probers use a linear motor to control the positioning of the wafer. This linear motor floats on an air bearing which produces virtually frictionless motion with no significant wear and provides accurate stepping without adjustment or calibration. In addition, the high horizontal force and light weight of the motor system enable high speed movements from die to die. The Company believes that the linear motor makes its probers faster and more durable than those of its competitors, which use mechanical screws and bearings. The Company holds United States and foreign patents for the technology used to adjust the positioning of the linear motor and has developed an extensive base of know-how related to the linear motor.

Lightweight, High Force Vertical ("Z-Stage") Motion Systems

         Once the die is properly positioned underneath the probe card, it must be raised to make contact with the probe pins. The vertical motion system must be quick and mechanically stiff to maintain accurate contact with the probe card, and lightweight enough to maximize the speed of the horizontal motion system. The Company's wafer probers use one of three bearing technologies to offer varying degrees of balance among force, stiffness and weight for particular probing applications. A lightweight sleeve bearing is used to minimize weight for low force application where indexing speed is the primary consideration. An air bearing system is used for high force probing where stiffness is emphasized to accommodate the probe force. The Company's ball bearing system, for which a patent has been issued, is used in vertical motion systems for applications requiring a balanced approach to indexing speed and probing force.

Machine Vision Systems

         As Electroglas probers have evolved, machine vision has been used to eliminate many functions formerly performed by operators. Machine vision was first used to automate the alignment of each wafer. Subsequently, the Company introduced probe mark inspection, ink dot inspection, self-teach auto align (to automate the selection of an alignment target) and optical character recognition (to automate the identification of wafers). The Company recently developed new machine vision technology to automate the alignment of probes to pads during the initial setup of a new probe card, the last major manual operation in wafer probing. Electroglas recently developed (and has filed a patent application for) illumination technology that improves the accuracy of optical character recognition. Machine vision features under development are designed to further simplify probe-to-pad alignment.

EGCommander(TM)

         EGCommander(TM), the Company's system software featured on its Horizon 4060X, Horizon 4080X and Horizon 4090 products, provides semiconductor manufacturers with a high degree of user configurability to customize the probing process. During probing, the wafer is moved to a number of specific locations on the prober and a series of actions takes place. These actions range from the simple (perform a single test on a die) to the complex (test the die, inspect the points where the probe made contact with the wafer, compare test data from this die to that from the last three die and place an ink dot on the die). EGCommander(TM) software allows the semiconductor manufacturer to set the sequence of actions using "recipes" and to specify where on the wafer the events take place using "maps." The operator interacts with the prober using a color graphical user interface similar to those for personal computers and workstations.

Class 1 Cleanroom Systems

         The advanced multi-step processes involved in semiconductor device production are carried out in highly controlled Class 1 cleanroom conditions. Probers placed in the Class 1 area such as those used during in-line testing must be compatible with the controlled environment. To meet the need for clean probing, the Company has designed the Horizon 4085X to provide Class 1 cleanroom compatibility. Where it is desirable to locate the prober outside of the cleanroom to free valuable floor space, it is necessary to create a Class 1 environment inside the prober to isolate the production wafer from the potentially hazardous external environment during test. To meet this need, the Company has developed a Clean Air Management System ("CAMS") featured on its Horizon 4085X prober which provides a source of clean filtered air inside the prober. A SMIF option available on the Horizon 4085X allows wafers to be loaded into the prober without contamination.

PRODUCTS

2000 Series

          The 2000 Series consists of the 2001CX Base Prober, the 2001CX Automatic Prober and the 2010CX Automatic Prober. The flexibility and upgradability inherent in the modular design concept of the 2000 Series is intended to provide a cost effective solution for all production environments by extending the operating life of the product. Product enhancements that have been introduced include multifunctional vision processing, optical character recognition, multidie probing, temperature controlled chuck top and in-process inspection features such as probe mark and ink dot inspection. All 2000 Series probers are hardware and software compatible with a wide array of automatic test equipment. The Company's 2000 Series products utilize the Company's Prober Vision system software which was designed by the Company to control wafer handling, vision functions, motion control and external communications. A color graphical user interface was introduced in 1990, offering wafer mapping capable of displaying real-time test results. In addition, all 2000 Series products are fully compatible with Electroglas network products which further automate wafer probing by facilitating real-time control and data collection.

Horizon 4000 Series

          First delivered in October 1992, the Horizon 4000 Series of automatic wafer probers consists of four models, Horizon 4060X, Horizon 4080X, Horizon 4085X and Horizon 4090, the latter being introduced in 1996. This product line is positioned to satisfy high volume semiconductor manufacturing applications. The Horizon 4000 Series provides many advanced automation capabilities including automatic probe-to-pad optimization and alignment, in-process inspection and optical character recognition. Optional for Horizon Series probers is a temperature controlled chuck top, providing the ability to maintain precisely a customer-selected wafer temperature during testing. The Horizon 4060X, Horizon 4080X and Horizon 4090 utilize the Company's EGCommander(TM) system software. This software was developed by the Company and allows significant application and customer driven customization of the wafer prober and compatibility with the standard MS-DOS operating system. The user interface features color graphics, touchscreen programming, probing recipes, control maps and real-time maps. Accuracy of the Horizon 4000 Series has been enhanced as compared to the 2000 Series probers. The Horizon 4000 Series probers feature a distributed multiple processor architecture to maximize productivity and expandability.

Network Products

          The Electroglas Station Controller and SORTnet(TM) products are a system of software and hardware components that allows the integration of the Company's prober products into standard local area networks found in semiconductor manufacturing operations. The network products allow manufacturers to monitor the entire probing operation, collect test data on a real-time basis, control centrally prober setup and facilitate key manufacturing advancements, including offline inking and inkless probing, which in turn improve overall productivity.

ENGINEERING, RESEARCH AND DEVELOPMENT

          The market for wafer probing equipment is characterized by continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering, research and development programs. The Company uses its close relationships with key customers to make improvements on its products which respond to such customers' needs. For example, the Horizon 4085X responds to the Company's major customers' need for cleanroom compatible probers. In addition, the Company develops new products to respond to general market requirements. For example, the EGCommander(TM) was developed to address the market's demand for increased system software flexibility.

          The Company's ongoing engineering, research and development efforts generally can be classified into three categories: feature enhancements, such as features to improve accuracy, speed or automation; new products; and customer driven product enhancements. Engineering, research and development expenses were $18,672,000, $13,560,000 and $10,149,000 in 1996, 1995 and 1994, respectively, or 12.3%, 8.0% and 9.0% of net sales, respectively. Engineering, research and development expenses consist primarily of salaries, project materials and other costs associated with the Company's ongoing efforts.

MARKETING, SALES AND SERVICE

          The Company primarily sells its products directly to end users. The Company believes that using a direct sales force provides it with a significant competitive advantage in communicating with customers and responding to market demands.

          The Company generally sells product on net 30-day terms to most customers. Other, primarily foreign, customers are required to deliver a letter of credit typically payable upon product delivery. The Company generally warrants its products for a period of up to 12 months from shipment for material and labor to repair the product. Installation is customarily included in the price of the product. The Company's field engineers provide customers with call out repair and maintenance services for a fee. Customers may enter into repair and maintenance service contracts covering the Company's products. The Company trains customer employees to perform routine service for a fee and provides telephone consultation services generally free of charge.

          In the United States, Electroglas maintains sales and service offices in Arizona, California, New Hampshire and Texas. In Europe, the Company maintains sales and service locations in France, Germany and the United Kingdom. In Asia, the Company maintains direct sales and service locations in Japan, Hong Kong, Korea, People's Republic of China, Singapore and Taiwan. As of December 31, 1996, the Company employed approximately 184 people worldwide in sales, service, applications, logistics, technical support and customer service.

CUSTOMERS

         Electroglas sells its products to leading semiconductor manufacturers throughout the world. In 1996 and 1994, sales to Intel represented 13% of net sales. In 1994, sales to Philips represented 12% of net sales. No other customer exceeded 10% of net sales in 1996 and 1994. No single customer accounted for more than 10% of net sales in 1995.

         International sales represented 45%, 45% and 47% of the Company's net sales in 1996, 1995 and 1994, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

         Export sales made by United States operations were 19% of net sales in 1996 (18% to Asia, 1% to other), 22% of net sales in 1995 (21% to Asia, 1% to other) and 24% of net sales in 1994 (21% to Asia, 3% to other).

MANUFACTURING AND SUPPLIERS

          The Company's principal manufacturing activities take place in Santa Clara, California and consist primarily of assembling and testing complete probing systems that meet specific customer requirements. Most of the subassemblies used in the probing systems are manufactured by the Company; however, some are standard products purchased from third parties. While the Company uses standard components wherever possible, most mechanical parts, metal fabrications and castings are made to Company specifications. The Company schedules production based upon firm customer commitments and anticipated orders during the planning cycle. The Company generally expects to be able to accept a customer order, build the required machinery and ship to the customer within 12 weeks.

          Electroglas maintains manufacturing capability for certain components. This capacity has proven useful for certain short-run and small lot size components where economic third party supply is not available. This capacity has also been used for product development and prototypes. The Company maintains in-house control of the critical manufacturing processes for its linear motor positioning system.

          Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Electroglas has a company-wide quality training program emphasizing continuous improvement, data driven decisions and close collaboration among the Company's employees and its customers and suppliers. The Company trains all of its employees in basic quality skills and regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel.

          Certain of the components and subassemblies included in the Company's products are obtained from a single source. However, the Company believes that alternative sources exist or can be developed, if necessary.

BACKLOG

          At December 31, 1996, the Company's backlog was approximately $24.3 million as compared to approximately $53.2 million at December 31, 1995. The Company generally ships orders within six months after receipt of a customer's purchase order. Due to possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often reflect orders shipped in the same quarter received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

          The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company believes that its products compete favorably with respect to each of these factors in the non-Japanese market segment. The Company's major competitors are Tokyo Electron Labs ("TEL") and Tokyo Seimitsu ("TSK"). Some of the Company's competitors have greater financial, engineering and manufacturing resources than the Company and larger service organizations and long-standing customer relationships. There can be no assurance that levels of competition in the Company's particular product market will not intensify or that the Company's technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology.

PATENTS, TRADEMARKS, COPYRIGHTS AND OTHER INTELLECTUAL PROPERTY

          The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees, rather than on patents, trademarks and copyrights. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. The Company owns seven United States patents, which will expire beginning in 1999 through 2011, and has one patent application pending in the United States. In addition, the Company owns thirteen foreign patents, which expire through 2004. The Company also has eleven United States and two Japanese registered trademarks, one United States trademark for which application for registration is pending and two copyrighted software programs (EGCommander(TM) and Prober Vision).

          The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently gain information and techniques or otherwise gain access to the Company's trade secrets or that the Company can meaningfully protect its trade secrets.

EMPLOYEES

          As of December 31, 1996, the Company employed approximately 607 persons. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract and retain such employees, who are in great demand. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

     The statements contained in this Form 10-K which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements in this document include statements under the heading "Company Strategy" regarding the Company's expectations regarding continued emphasis on research and development and strengthening of customer relationships, intentions regarding broadening existing product lines and the complementary nature of its SORTnet(TM) products to its core product lines, among others. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement or statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The following important factors, among others, in some cases have affected, and in future could affect, the Company's actual operating results and could cause the Company's actual consolidated operating results to differ materially from the expressed in any forward-looking statement made by, or on behalf of, the Company.

     Semiconductor Industry Downturns Adversely Affect Electroglas Revenues and Operating Results. The Company's business largely depends on capital expenditures by semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The semiconductor industry is currently experiencing a downturn which has led many semiconductor manufacturers to delay or cancel capital expenditures. These delays and cancellations have adversely affected the Company's revenues, gross profit, gross margin and operating results. Furthermore, there can be no assurance that the semiconductor industry will not experience further downturns or slowdowns in the future, which may materially and adversely affect the Company's business and operating results. In addition, the need to invest in the engineering, research and development and marketing required to penetrate targeted foreign markets and maintain extensive customer service and support capabilities limits the Company's ability to reduce expenses during such downturns.

     Variability and Uncertainty of Quarterly Operating Results. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company's backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. The Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Other factors which may influence the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, the Company's ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by the Company's competitors. Accordingly, the Company's results of operations are subject to significant variability and uncertainty from quarter to quarter.

     Dependence on New Products and Processes. Electroglas believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and manufacture new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new products, or that the Company will be able to timely develop and introduce new products, or to enhance its existing products and processes to satisfy customer needs or achieve market acceptance. To develop new products successfully, the Company depends on close relationships with its customers and the willingness of those customers to share information with the Company. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position and results of operations.

     Dependence on Principal Customers. For the years ended December 31, 1996 and 1995, five of the Company's customers accounted for 37% and 31%, respectively, of its net sales. Intel Corporation accounted for 13% of net sales in the year ended December 31, 1996. No single customer accounted for more than 10% of net sales in 1995. If one or more of the Company's major customers ceased or significantly curtailed its purchases, a material adverse effect on the Company's results of operations could result.

     Highly Competitive Industry. The semiconductor equipment industry is highly competitive. Electroglas faces substantial competition from established competitors, some of which are part of larger companies that have greater financial, engineering and manufacturing resources than the Company and have larger service organizations and long-standing customer relationships. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions which could adversely affect the Company results of operations. Although the Company believes it has certain technological and other advantages over its competitors, maintaining and capitalizing on these advantages will require the Company to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make these investments or that the Company will be able to make the technological advances necessary to maintain these such competitive advantages.

     Japanese Market Segment and Japanese Competition. Electroglas believes that competing Japanese companies have a competitive advantage because they dominate the Japanese market segment (comprised of semiconductor fabrication facilities located in Japan and those located outside Japan which are controlled by Japanese companies). Foreign companies find it difficult to penetrate the large and technically advanced Japanese market, which represents a substantial percentage of the worldwide wafer prober market. In particular, Tokyo Electron Limited ("TEL"), a large supplier of wafer probers and other semiconductor capital equipment in Japan, dominates the Japanese market segment for wafer probers. TEL dominance of the Japanese market segment and its position as a large supplier of wafer probers worldwide provide it with a sales and technology base that enables it to compete throughout the rest of the world. Another Japanese company, Tokyo Seimitsu Co., Ltd. ("TSK"), also a large supplier of wafer probers in the Japanese market segment, has recently increased its share of that market.

     Although Electroglas believes it is the largest supplier of wafer probers in the non-Japanese market segment, Electroglas has not yet established itself as a significant participant in the Japanese market segment. While Japanese semiconductor manufacturers in recent years have begun to build semiconductor fabrication facilities outside Japan, Electroglas has not yet had significant sales into such facilities. Further, Japanese semiconductor manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers; these licenses typically include a recommendation to use wafer probers and other semiconductor equipment manufactured by Japanese companies. In particular, Electroglas may be at competitive disadvantage with respect to the Japanese semiconductor capital equipment suppliers who have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. There can be no assurance that Electroglas will be able to establish a significant presence in or ever compete successfully in the Japanese market segment. In addition, to the extent that the slowdown in the Japanese market segment has left the Company's Japanese competitors with excess inventory or excess capacity, they may offer substantial discounts on their products, increasing pricing pressure in both the Japanese market segment and elsewhere. Furthermore, the current weakness of the yen compared to the dollar may exacerbate this situation.

     Patents and Other Intellectual Property. The Company's success depends in significant part on its intellectual property. While the Company attempts to protect its intellectual property through patents, copyrights and trade secrets, it believes that its success will depend more upon innovation, technological expertise and distribution strength. There can be no assurance that the Company will successfully protect its technology or that competitors will not be able to develop similar technology independently. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

     Some customers using certain products of Electroglas have received a notice of infringement from Technivision Corporation and Jerome H. Lemelson alleging that the manufacture of semiconductor products infringes certain patents issued to Mr. Lemelson. Certain of these customers have notified Electroglas that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from Electroglas for some damages or expenses resulting from this matter. Electroglas believes that its products do not infringe the Lemelson patents. Certain of the Company's customers are currently engaged in litigation with Mr. Lemelson involving 17 of his patents and the validity of those patents has been placed in issue. In the future, it is possible that the Company's participation in the litigation may be required. Electroglas may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation upon Electroglas. To the best of the Company's knowledge, neither it nor any of its products has been identified by Mr. Lemelson as infringing his patents.

     Dependence on Certain Suppliers. Electroglas obtains certain of the components and subassemblies for its systems from a single source or a limited group of suppliers, most notably all of the vision processor systems used in the Company's products are supplied by Cognex Corporation ("Cognex"). Although Electroglas seeks to reduce dependence on its sole and limited source suppliers, the partial or complete loss of Cognex as a supplier of vision processor systems, and the loss of certain other limited source suppliers could at least temporarily adversely affect the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations.

     International Operations. International sales accounted for 45%, 45% and 47% of the Company's net sales for 1996, 1995 and 1994, respectively. The Company expects international sales to continue to represent a significant percentage of net sales. A number of factors may adversely affect the Company's international sales and operations, including the imposition of governmental controls, fluctuations in the U.S. dollar, which could increase the foreign sales prices of the Company's products in local currencies, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations. Although these and similar regulatory, geopolitical and global economic factors have not yet had a material adverse effect on the Company's operations, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

     Dependence on Key Employees. The future success of Electroglas partly depends on its ability to retain key personnel. The Company also needs to attract additional skilled personnel in all areas of its business to grow. While many of the Company's current employees have years of service with Electroglas, there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.


     Acquisitions. The Company may pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention form other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. The Company has entered into an agreement, whereby, if consummated, the Company will purchase Knights Technology for approximately $30 million in common stock and cash. The acquisition will be accounted for by the purchase method. There can be no assurances as to the effect thereof of this, or future, acquisitions on the Company's business or operating results.

     Possible Volatility of Common Stock Price. The market price of Electroglas Common Stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or by the Company's competitors, government regulations, developments in patent or other property rights, and developments in the Company's relationships with its customers. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic conditions and specific conditions in the semiconductor industry may adversely affect the market price of the Company's Common Stock.

     Antitakeover Provisions. Certain provisions of the Company's Certificate of Incorporation and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of Electroglas. Such provisions could diminish the opportunities for a stockholders to participate in tender offers, including tender offers at a price above the then current market value of Electroglas Common Stock. Such provisions may also inhibit fluctuations in the market price of Electroglas Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control of Electroglas. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. The Company has no plans to issue any Preferred Stock.


ITEM 2.  PROPERTIES

          The Company's executive office and manufacturing, engineering, research and development operations are located primarily in four buildings in Santa Clara, California totaling approximately 150,000 square feet, occupied under leases expiring in March 2000. The Company owns substantially all of the machinery and equipment used in its facilities. In March 1997, the Company entered into an agreement to lease land with an investment value of $12 million, which, if consummated, will result in an increase in future operating lease commitments.

          The Company also occupies office space in Arizona, California, New Hampshire, Texas, the United Kingdom, France, Germany, Japan, Hong Kong, Taiwan, Singapore, Korea and People's Republic of China.

          The Company, like all manufacturing companies, is subject to various federal, state and local environmental statutory requirements. The Company believes that it is in material compliance with existing applicable environmental laws and regulations.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not currently involved in any material legal actions. From time to time, however, the Company may be subject to various claims and lawsuits by customers and competitors arising in the normal course of business, including suits charging infringement or violations of antitrust laws. Such suits may seek substantial damages and, in certain instances, any damages awarded would be trebled.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The information required by this item is included under "Stockholders' Information" in the Company's 1996 Annual Report to Stockholders on page 35, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this item is included under "Selected Consolidated Financial Data" in the Company's 1996 Annual Report to Stockholders on page 14, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders on pages 15 to 18, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is included in the Company's 1996 Annual Report to Stockholders under the headings listed under Item 14(a)1. of Part IV of this Report on Form 10-K and under "Unaudited Quarterly Consolidated Financial Data" in the Company's 1996 Annual Report to Stockholders on pages 19 to 34 and 14, respectively, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is included under "Proposal No. 1 - Election of Directors" and "Other Matters" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is included under "Executive Compensation and Other Information" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS AND REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS. The following consolidated financial statements of the Registrant and Report of Ernst & Young LLP, Independent Auditors, are contained in the Company's 1996 Annual Report to Stockholders and are incorporated by reference in Item 8 of Part II of this Report on Form 10-K:

          Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Balance Sheets as of December 31, 1996 and 1995.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.

          Report of Ernst & Young LLP, Independent Auditors.

2.        FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is filed as part of this Report on Form 10-K on page 17:

          Schedule II--Valuation and Qualifying Accounts.

          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. EXHIBITS. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)       See Index to Exhibits

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ELECTROGLAS, INC.

Date:  March 19, 1997

                                     By        /s/ Curtis S. Wozniak
                                       -----------------------------------------
                                                   Curtis S. Wozniak
                                                   Chief Executive Officer
                                                   and Director

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                           TITLE                            DATE
               ---------                           -----                            ----


/s/  Curtis S. Wozniak                  Chief Executive Officer and             March 19, 1997
--------------------------------            Director
     Curtis S. Wozniak                  (Principal Executive Officer)


/s/  Armand J. Stegall                  Vice President, Finance                 March 19, 1997
--------------------------------            Chief Financial Officer,
     Armand J. Stegall                      Treasurer and Secretary
                                            (Principal Financial
                                            and Accounting Officer)


 /s/ Neil R. Bonke                      Chairman of the Board                   March 19, 1997
-------------------------------
     Neil R. Bonke


 /s/ Joseph F. Dox                      Director                                March 19, 1997
-------------------------------
     Joseph F. Dox


/s/  Roger D. Emerick                   Director                                March 19, 1997
--------------------------------
     Roger D. Emerick


/s/  Robert J. Frankenberg              Director                                March 19, 1997
--------------------------------
     Robert J. Frankenberg

                                                                     SCHEDULE II

                                ELECTROGLAS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                         ADDITIONS
                                                                     BALANCE AT         CHARGED TO                         BALANCE
                                                                      BEGINNING          COSTS AND                         AT END
          DESCRIPTION                                                 OF PERIOD          EXPENSES       DEDUCTIONS(a)     OF PERIOD
          -----------                                                 ---------          --------       -------------     ---------
Allowance for doubtful accounts (deducted from accounts receivable):
  Year Ended December 31, 1996                                           $243            $   0             $ 38             $205
  Year Ended December 31, 1995                                            248                0                5              243
  Year Ended December 31, 1994                                            188               65                5              248



(a)  Includes write-offs and reversals.

                                INDEX TO EXHIBITS


EXHIBIT
 NUMBER                             EXHIBITS
 ------                             --------
3(i)      Certificate of Incorporation of Electroglas, Inc., as amended.(1)

3(ii)     Bylaws of Electroglas, Inc.(1)

4.1       Reference is made to Exhibits 3(i) and 3(ii).

4.2 Specimen Common Stock Certificate of Electroglas, Inc., a Delaware corporation.(1)

10.1      Asset Transfer Agreement by and among General Signal Corporation,
          General Signal Technology Corporation and Electroglas, Inc., dated
          June 23, 1993, with schedules and exhibits thereto.(2)

10.2      Foreign Units Management Service Agreement by and among General Signal
          Corporation, General Signal Technology Corporation and Electroglas,
          Inc., dated June 23, 1993.(2)

10.3      Registration Rights Agreement by and between General Signal
          Corporation and Electroglas, Inc., dated June 23, 1993.(2)

10.4*     Electroglas, Inc. 1993 Long-Term Incentive Plan.(2)

10.5*     Electroglas, Inc. Amended and Restated 1993 Employee Stock Purchase
          Plan. (3)

10.6      Lease between RREEF USA FUND-III, a California Group Trust, and
          Electroglas, Inc. dated as of December 20, 1993.(4)

10.7*     Change of Control Agreement between Electroglas, Inc. and Neil R.
          Bonke dated as of June 9, 1995.

10.8*     Change of Control Agreement between Electroglas, Inc. and William J.
          Cornwell dated as of June 9, 1995.

10.9*     Change of Control Agreement between Electroglas, Inc. and Armand J.
          Stegall dated as of June 9, 1995.

10.10*    Electroglas, Inc. Restricted Stock Bonus Agreement Between
          Electroglas, Inc. and Curtis S. Wozniak (6)

10.11*    Change of Control Agreement between Electroglas, Inc. and Curtis S.
          Wozniak dated as of April 4, 1996 (6)

10.12*    Employment and Consulting Agreement Between Electroglas, Inc. and Neil
          R. Bonke (7)

10.13*    Electroglas Officers' Retirement Medical and Dental Coverage Policy
          (8)

10.14* Severance Agreement between Electroglas, Inc. and William J. Cornwell dated as of April 1, 1996

13.1      Electroglas, Inc. 1996 Annual Report to Stockholders. This Annual
          Report shall not be deemed to be filed except to the extent that the information is specifically incorporated by reference.

23.1      Consent of Ernst & Young LLP, Independent Auditors.

27        Financial Data Schedule

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No.
          33-61528), which became effective on June 23, 1993.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No.
          33-74860), which became effective on February 23, 1994.

(3)       Incorporated by reference to Exhibit 10.5 of the Company's Annual
          Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1995.

(4)       Incorporated by reference to Exhibit 10.9 of the Company's Annual
          Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1994.

(5) Incorporated by reference to identically numbered exhibit of the Company's Annual Report on Form 10-K, filed with the Securities and
          Exchange Commission on March 31, 1995.

(6) Incorporated by reference to identically numbered exhibit of the Company's Quarterly Report on Form 10-Q, for the quarter ended June
          30, 1996.

(7)       Incorporated by reference to Exhibit 10.11 of the Company's Quarterly
          Report on Form 10-Q, for the quarter ended September 31, 1996.

(8)       Incorporated by reference to Exhibit 10.12 of the Company's Quarterly
          Report on Form 10-Q, for the quarter ended September 31, 1996.


*        Management contracts, or Company compensatory  plans or arrangements.