Form 10-Q
period 1997-03-31
ELECTROGLAS INC
filed 1997-05-13
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              -------------------
                                    FORM 10-Q
                              -------------------


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the Quarter Ended March 31, 1997

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                           Yes    X      No
                                -----         -----

As of April 30, 1997, 17,559,019 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX



                                ELECTROGLAS, INC.



                                                                                   Page No.
                                                                                   --------
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Condensed Financial Statements

              Consolidated condensed statements of income -- Three
              months ended March 31, 1997 and March 31, 1996 ........................  3

              Consolidated condensed balance sheets -- March 31, 1997
              and December 31, 1996 .................................................  4

              Consolidated condensed statements of cash flows -- Three months ended March 31, 1997 and March 31, 1996 ...............................  5

              Notes to consolidated condensed financial statements --
              March 31, 1997 ........................................................  6



Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations .........................  8


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ...................................... 12


SIGNATURES .......................................................................... 13

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       -------------------------
                                                         1997             1996
                                                       --------         --------
Net sales                                              $ 25,551         $ 51,835
Cost of sales                                            15,667           23,845
                                                       --------         --------
Gross profit                                              9,884           27,990
                                                       --------         --------

Operating expenses:
   Engineering, research and development                  4,485            4,631
   Selling, general and administrative                    6,335            7,294
                                                       --------         --------
Total operating expenses                                 10,820           11,925
                                                       --------         --------
Operating income (loss)                                    (936)          16,065

Interest income                                           1,222            1,153
Other income (expense), net                                (246)              49
                                                       --------         --------
Income before income taxes                                   40           17,267

Provision for income taxes                                   14            6,043
                                                       --------         --------
Net income                                             $     26         $ 11,224
                                                       ========         ========


Net income per share                                   $   0.00         $   0.62
                                                       ========         ========

Shares used in per share calculations                    17,857           18,155
                                                       ========         ========




      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                       March 31,    December 31,
                                                                         1997           1996
                                                                      ---------      -----------
                                                                     (Unaudited)          (1)
Assets
Current assets:
   Cash and cash equivalents                                          $  34,785       $  11,141
   Short-term investments                                                92,263         117,961
   Accounts receivable, net                                              19,136          16,663
   Inventories                                                           23,593          22,578
   Prepaid expenses and other current assets                              3,663           8,231
   Deferred income taxes                                                  7,017           7,017
                                                                      ---------       ---------
     Total current assets                                               180,457         183,591

Deferred income taxes                                                     2,668           2,669
Equipment and leasehold improvements, net                                12,048          10,184
Other assets                                                              1,191           1,422
                                                                      ---------       ---------
Total assets                                                          $ 196,364       $ 197,866
                                                                      =========       =========

Liabilities and stockholders' equity
  Current liabilities:
   Short-term borrowings                                              $   1,988       $   1,790
   Accounts payable                                                       6,712           4,754
   Accrued liabilities                                                   13,502          17,061
   Income taxes payable                                                     379             610
                                                                      ---------       ---------
     Total current liabilities                                           22,581          24,215

Stockholders' equity:
   Preferred stock, $0.01 par value;
     authorized 1,000,000; none outstanding                                --              --
   Common stock, $0.01 par value;
     authorized 40,000,000; issued and outstanding 18,259,000 at
     March 31, 1997 and 18,203,000 at December 31, 1996                     183             182
   Additional paid in capital                                            90,329          89,825
   Deferred stock compensation                                           (1,204)         (1,278)
   Retained earnings                                                     94,699          94,673
                                                                      ---------       ---------
                                                                        184,007         183,402
   Less cost of common stock in treasury;
     700,000 at March 31, 1997 and 674,000 at December 31, 1996          10,224           9,751
                                                                      ---------       ---------
     Total stockholders' equity                                         173,783         173,651
                                                                      ---------       ---------
Total liabilities and stockholders' equity                            $ 196,364       $ 197,866
                                                                      =========       =========

(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 1996.



      See accompanying notes to consolidated condensed financial statements

                               ELECTROGLAS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                             Three months ended
                                                                  March 31,
                                                           -----------------------
                                                             1997           1996
                                                           --------       --------
Cash flows from operating activities:
Net income                                                 $     26       $ 11,224
Changes to income not affecting cash                          1,421            720
Net changes in current assets and current liabilities          (752)        (5,438)
                                                           --------       --------
     Cash provided by operating activities                      695          6,506

Cash flow from investing activities:
Capital expenditures                                         (2,851)        (1,557)
Purchase of investments                                     (32,363)       (60,906)
Maturities of investments                                    57,636         55,925
Other assets                                                     96            (16)
                                                           --------       --------
     Cash provided by (used in) investing activities         22,518         (6,554)

Cash flow from financing activities:
Short-term borrowings                                           198            394
Sales of common stock, net of issuance costs                    696            507
Purchase of treasury stock                                     (473)          --
                                                           --------       --------
     Cash provided by financing activities                      421            901

Effect of exchange rate changes                                  10            (17)
                                                           --------       --------

Net increase in cash and cash equivalents                    23,644            836
Cash and cash equivalents at beginning of period             11,141          6,796
                                                           --------       --------
Cash and cash equivalents at end of period                 $ 34,785       $  7,632
                                                           ========       ========




      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE:  1  -  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

Certain reclassifications to the Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 1996 have been made to conform to the current quarter presentation.

Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


NOTE:  2   -  INVENTORIES

Inventories comprised the following:

                                                   March 31,           December 31,
(in thousands)                                       1997                 1996
-----------------------------------------------------------------------------------
Raw materials                                       $ 9,030              $ 7,671
Work in process                                       8,334                8,766
Finished goods                                        6,229                6,141
-----------------------------------------------------------------------------------
                                                    $23,593              $22,578
===================================================================================

NOTE:  3   -   NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to stock options using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating primary net income per share, the dilutive effect of stock options will be excluded. There will be no impact to primary income per share for first quarters ending March 31, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted net income per share for these quarters is also not material.


NOTE:  4   -   LEASE AGREEMENT

In March 1997, the Company entered into a five-year operating lease for approximately 21.5 acres of undeveloped land in San Jose, California. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates, the annual lease payments represent approximately $710,000. At the end of the lease, the Company has the option to acquire the property at its original cost of approximately $12,000,000 and any current rent due and payable.

The guaranteed residual payment on the lease is approximately $12,000,000. The lease contains certain restrictive covenants. The Company was in compliance with these covenants at March 31, 1997. The lease also contains an optional collateral period, which the Company has the option to reduce rent expense related to the lease.

At March 31, 1997, the Company pledged cash of approximately $12,000,000 which is included in cash and cash equivalents, since the Company can withdraw the cash with ten days notice.


NOTE:  5   -   ACQUISITION OF KNIGHTS TECHNOLOGY

In March 1997, the Company entered into an agreement, whereby, if consummated, Electroglas will purchase Knights Technology for approximately $31,500,000 in common stock and cash. The acquisition will be accounted for by the purchase method. Accordingly, upon consummation of the agreement which is expected to occur in the second quarter ending June 30, 1997, Electroglas will record Knights Technology's fair market value of its net assets, acquired intangible assets and approximately $23,000,000 charge to income for acquired in-process research and development. Electroglas will amortize the cost of the intangible assets over the estimated life of such assets, ranging from three to five years. For the year ended December 31, 1996, Knights Technology, Inc. had total revenues of $6,100,000, a net loss of $406,000 and total assets of $4,200,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements, including statements regarding the Company's expectations, hopes or intentions regarding the future. Forward-looking statements include, but are not limited to, statements about gross profits, current levels of taxable income, liquidity, anticipated cash needs and availability. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. You should consult the risk factors listed from time to time in the Company's Annual Report on Form 10-K, as well as those disclosed in this discussion and analysis included under the sections titled "Factors That May Affect Results and Financial Condition" and "Volatility of Stock Price."

The components of the Company's statements of income, expressed as a percentage of net sales, are as follows:

                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                             1997           1996
                                                            -----           -----
Net sales                                                   100.0%          100.0%
Cost of sales                                                61.3            46.0
                                                            -----           -----
Gross profit                                                 38.7            54.0
                                                            -----           -----
Operating expenses:
   Engineering, research and development                     17.6             8.9
   Selling, general and administrative                       24.8            14.1
                                                            -----           -----
Total operating expenses                                     42.4            23.0
                                                            -----           -----
Operating income (loss)                                      (3.7)           31.0

Interest income                                               4.8             2.2
Other income (expense), net                                  (0.9)            0.1
                                                            -----           -----
Income before income taxes                                    0.2            33.3

Provision for income taxes                                    0.1            11.6
                                                            -----           -----
Net income                                                    0.1%           21.7%
                                                            =====           =====

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended March 31, 1997 were $25,551,000, a 50.7% decline from net sales of $51,835,000 in the comparable period last year. The decrease was due primarily to lower system unit sales.

For the quarters ended March 31, 1997 and 1996, net sales comprised of the Horizon 4000 series (66.8% and 60.5%, respectively), the 2000 series (12.2% and 26.9%, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades (21.0% and 12.6%, respectively).

For the first quarter of 1997, international sales accounted for 45.2% of net sales as compared to 41.3% for the same period last year. The increase in the percentage of international sales was related to a smaller decline in European sales as compared to other geographic regions. During the quarter, the Company experienced sales declines, in absolute dollars, across all major geographic regions.

The semiconductor industry has been experiencing volatility in product demand and pricing which have caused semiconductor manufacturers to exercise caution in making capital equipment decisions. As a result of the uncertainties in this market environment, any rescheduling or cancellations of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit

Gross profit, as a percentage of sales, was 38.7% for the first quarter of 1997, compared to 54.0% for the first quarter of 1996. Due to lower sales for the quarter, gross profit was negatively impacted by underutilization of manufacturing capacity as production volume decreased. In addition, higher material costs, as a percentage of sales, and lower selling prices affected the decline in gross profit.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $4,485,000 for the first quarter of 1997, down 3.2% from $4,631,000 in the comparable quarter of a year ago. Engineering, research and development expenses consist primarily of salaries, project materials and other costs associated with the Company's ongoing efforts in product development and enhancement. As a percentage of sales, these expenses increased to 17.6% in the first quarter of 1997 from 8.9% in the same period last year due to lower sales in the current quarter. These expenses reflect the Company's commitment to engineering resources to meet changing industry needs.

Selling, General and Administrative

Selling, general and administrative expenses were $6,335,000 for the first quarter of 1997, down 13.1% from $7,294,000 in the comparable quarter last year. This decrease was attributable to a significant amount of employee incentive compensation recorded in a much more profitable first quarter in 1996 as compared to the first quarter of 1997, offset partially by increased marketing support and higher worldwide customer operations expenses in the first quarter of 1997.

Income Taxes

The Company's estimated effective tax rate for the quarter ended March 31, 1997 was 34.0% compared to 35.0% for the comparable period in 1996. The decrease in the effective tax rate is due primarily to the impact of research and development tax credits and tax exempt income offset by foreign earnings taxed at rates in excess of the U.S. tax rate.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

The Company's future operating results may be affected by inherent uncertainties that exist in the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, and introduction of competitor products having technological and/or pricing advantages. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. Accordingly, recent historical operating results should only be one source of information when evaluating the future financial performance of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments were $127,048,000 at March 31, 1997, a decrease of $2,054,000 from December 31, 1996.

Operating activities provided cash of $695,000 during the first quarter of 1997. This was due to noncash charges to income of $1,421,000, offset by a net increase in current assets and liabilities of $752,000. Accounts receivable increased by $2,473,000 due primarily to a higher level of shipments during the current quarter, while inventories increased by $1,015,000 to support the Horizon 4090 production ramp up. Other current assets decreased due to an income tax refund of $4,900,000 received during the quarter. Current liabilities decreased $1,634,000, mainly in accrued liabilities, offset partially by an increase in accounts payable.

Cash provided by investing activities was $22,518,000 due primarily from the net sales of investments of $25,273,000, offset partially by capital expenditures of $2,851,000 for engineering design and test equipment, manufacturing leasehold improvements, and enhancement of the Company's information technology infrastructure.

Cash provided by financing activities was $421,000. This was due to the sale of common stock under employee stock plans generating $696,000 and additional short-term borrowings of $198,000 by the Company's Japanese subsidiary. These were partially offset by the repurchase of an additional 26,000 shares of the Company's common stock at a cost of $473,000 during the quarter.

At March 31, 1997, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $4,870,000 (denominated in Yen). Amounts outstanding under these facilities at March 31, 1997 were $1,988,000. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

In March 1997, the Company entered into an agreement to lease land with an investment value of $12,000,000, which, if consummated, will result in an increase in future operating lease commitments. Based on current interest rates, the annual lease payments will be approximately $710,000.

In March 1997, the Company entered into an agreement, whereby, if consummated, the Company will purchase Knights Technology for approximately $31,500,000 in common stock and cash. The acquisition will be accounted for by the purchase method.

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

PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K


                  (a)      Exhibits:

                           10.1     Lease Agreement between BNP Leasing
                                    Corporation and Electroglas, Inc. dated
                                    March 31, 1997.

                           10.2 Agreement and Plan of Reorganization among Knights Technology, Inc., certain shareholders of Knights Technology, Inc., and Electroglas, Inc. dated March 12, 1997, incorporated by reference to Appendix A of the Company's Form S-4 as filed with the Securities and Exchange Commission on April 15, 1997 (Registration No. 333Q4587).

                           27       Financial Data Schedule


                  (b)      Reports on Form 8-K:    None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ELECTROGLAS, INC.

(Registrant)












DATE:   May 9, 1997              BY:  /s/ Armand J. Stegall
                                      ------------------------------------------
                                      Armand J. Stegall
                                      Duly authorized officer of the registrant,
                                      and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
  No.                       Description
-------                     -----------

  10.1          Lease Agreement between BNP Leasing Corporation and
                Electroglas, Inc. dated March 31, 1997.


  27            Financial Data Schedule
