Form 10-Q
period 1997-06-30
ELECTROGLAS INC
filed 1997-08-14
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the Quarter Ended June 30, 1997

                         Commission File Number 0-21626



                                ELECTROGLAS, INC.
             (exact name of registrant as specified in its charter)



       DELAWARE                                              77-0336101
-------------------------------                        ----------------------
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


                           Yes  [X]    No  [ ]

As of August 1, 1997, 19,301,988 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX


                                ELECTROGLAS, INC.


                                                                                   Page No.
                                                                                   --------

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

           Consolidated condensed statements of operations -- Three months
           and six months ended June 30, 1997 and June 30, 1996 ....................   3

           Consolidated condensed balance sheets -- June 30, 1997
           and December 31, 1996 ...................................................   4

           Consolidated condensed statements of cash flows -- Six months
           ended June 30, 1997 and June 30, 1996 ...................................   5

           Notes to consolidated condensed financial statements --
           June 30, 1997 ...........................................................   6



Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...........................   9



PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security-Holders .....................  14

Item 6.    Exhibits and Reports on Form 8-K ........................................  14


SIGNATURES .........................................................................  15

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                              Three months ended June 30,       Six months ended June 30,
                                              ---------------------------       ---------------------------
                                                1997               1996           1997               1996
                                              --------           --------       --------           --------

Net sales                                     $ 36,075           $ 48,869       $ 61,626           $100,704
Cost of sales                                   20,211             23,903         35,878             47,748
                                              --------           --------       --------           --------
Gross profit                                    15,864             24,966         25,748             52,956
                                              --------           --------       --------           --------

Operating expenses:
   Engineering, research and development         5,310              4,862          9,795              9,493
   Selling, general and administrative           7,590              7,475         13,925             14,769
   In-process research and development          23,500               --           23,500               --
                                              --------           --------       --------           --------
Total operating expenses                        36,400             12,337         47,220             24,262
                                              --------           --------       --------           --------
Operating income (loss)                        (20,536)            12,629        (21,472)            28,694

Interest income                                  1,246              1,158          2,468              2,311
Other income (expense), net                        (54)               (13)          (300)                36
                                              --------           --------       --------           --------
Income (loss) before income taxes              (19,344)            13,774        (19,304)            31,041

Provision for income taxes                       1,371              4,821          1,385             10,864
                                              --------           --------       --------           --------
Net income (loss)                             $(20,715)          $  8,953       $(20,689)          $ 20,177
                                              ========           ========       ========           ========


Net income (loss) per share                   $  (1.13)          $   0.50       $  (1.15)          $   1.12
                                              ========           ========       ========           ========

Shares used in per share calculations           18,308             18,020         17,934             18,089
                                              ========           ========       ========           ========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                        June 30,         December 31,
                                                                          1997               1996
                                                                      (Unaudited)             (1)
                                                                      ------------       ------------
Assets
Current assets:
   Cash and cash equivalents                                          $     25,355       $     11,141
   Short-term investments                                                   97,530            117,961
   Accounts receivable, net                                                 30,196             16,663
   Inventories                                                              24,341             22,578
   Prepaid expenses and other current assets                                 3,029              8,231
   Deferred income taxes                                                     7,352              7,017
                                                                      ------------       ------------
     Total current assets                                                  187,803            183,591

Deferred income taxes                                                          541              2,669
Equipment and leasehold improvements, net                                   13,744             10,184
Other assets                                                                10,897              1,422
                                                                      ------------       ------------
Total assets                                                          $    212,985       $    197,866
                                                                      ============       ============

Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings                                              $      2,838       $      1,790
   Accounts payable                                                          8,922              4,754
   Accrued liabilities                                                      15,537             17,061
   Income taxes payable                                                      1,156                610
                                                                      ------------       ------------
     Total current liabilities                                              28,453             24,215

Stockholders' equity:
   Preferred stock, $0.01 par value;
     authorized 1,000,000; none outstanding                                   --                 --
   Common stock, $0.01 par value;
     authorized 40,000,000; issued and outstanding 19,787,000 at
     June 30, 1997 and 18,203,000 at December 31, 1996                         198                182
   Additional paid in capital                                              121,704             89,825
   Deferred stock compensation                                              (1,130)            (1,278)
   Retained earnings                                                        73,984             94,673
                                                                      ------------       ------------
                                                                           194,756            183,402
   Less cost of common stock in treasury;
     700,000 at June 30, 1997 and 674,000 at December 31, 1996              10,224              9,751
                                                                      ------------       ------------
     Total stockholders' equity                                            184,532            173,651

                                                                      ------------       ------------
Total liabilities and stockholders' equity                            $    212,985       $    197,866
                                                                      ============       ============


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


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Six months ended
                                                                   June 30,
                                                          -------------------------
                                                             1997           1996
                                                          ---------       ---------

Cash flows from operating activities:
Net income (loss)                                         $ (20,689)      $  20,177
Changes to income not affecting cash                         26,831           1,606
Changes in current assets and current liabilities
   net of effects from acquisition                           (9,163)         (9,757)
                                                          ---------       ---------
     Cash provided by (used in) operating activities         (3,021)         12,026

Cash flow from investing activities:
Capital expenditures                                         (5,055)         (3,846)
Purchases of investments                                    (86,919)       (125,781)
Maturities of investments                                   106,757         124,499
Other assets                                                   (139)           (133)
Cash acquired in acquisition                                    973            --
                                                          ---------       ---------
     Cash provided by (used in) investing activities         15,617          (5,261)

Cash flow from financing activities:
Proceeds from short-term borrowings                           1,048             423
Payments of short-term borrowings                            (1,250)           --
Sales of common stock, net of issuance costs                  2,368             583
Purchases of treasury stock                                    (473)         (4,057)
                                                          ---------       ---------
     Cash provided by (used in) financing activities          1,693          (3,051)

Effect of exchange rate changes                                 (75)            (25)
                                                          ---------       ---------

Net increase in cash and cash equivalents                    14,214           3,689
Cash and cash equivalents at beginning of period             11,141           6,796
                                                          ---------       ---------
Cash and cash equivalents at end of period                $  25,355       $  10,485
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

Certain reclassifications to the Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 1996 have been made to conform to the current year presentation.

Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


NOTE: 2 - INVENTORIES

Inventories comprised the following:

                       June 30,       December 31,
(in thousands)           1997            1996
                     -----------      -----------

Raw materials        $     9,368      $     7,671
Work in process            9,184            8,766
Finished goods             5,789            6,141
                     -----------      -----------
                     $    24,341      $    22,578
                     ===========      ===========

NOTE: 3 - NET INCOME (LOSS) PER SHARE

Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to stock options using the treasury stock method. As the Company incurred a loss in its most recent three and six month periods, common share equivalents have been excluded from the computations for 1997 as they were antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating net income per share, the dilutive effect of stock options will be excluded. There will be no impact to income per share for the three months and six months ended June 30, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted net income per share for these periods is not material.

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

The guaranteed residual payment on the lease is approximately $12,000,000. The lease contains certain restrictive covenants. The Company was in compliance with these covenants at June 30, 1997. The lease also contains a collateral option, which would allow the Company to reduce rent expense. The Company has exercised the collateral option and at June 30, 1997, the Company had pledged cash of approximately $12,000,000 which is included in cash and cash equivalents, since the Company can withdraw the cash with ten days notice.

NOTE: 5 - ACQUISITION OF KNIGHTS TECHNOLOGY

On May 19, 1997, the Company acquired Knights Technology, Inc. (Knights), a developer of yield management software for the semiconductor industry, for the following amounts (in thousands):

Common stock issued, 1,352,205 shares      $27,720
Assumption of Knights stock options          2,295
Acquisition costs                            1,785
                                           -------
                                           $31,800
                                           =======

The acquisition was recorded under the purchase method of accounting, and accordingly, the accompanying financial statements include the operations of Knights subsequent to the acquisition date. The purchase price was allocated, based on an independent appraisal obtained by the Company, to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows (in thousands):

Cash                                     $    973
Other current assets                        1,220
Non-current assets                            712
Intangibles                                 7,720
Liabilities                                (2,325)
In-process research and development        23,500
                                         --------
                                         $ 31,800
                                         ========

To determine the value of in-process research and development, the Company considered, among other factors, the stage of development of each project, expected income, target markets, and associated risks. Associated risks included inherent difficulties and uncertainties in completing the project and, thereby, achieving technical feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in a valuation of $23,500,000 for in-process research and development that had not reached technical feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $23,500,000 was expensed.

Intangible assets relate primarily to developed technology and goodwill. To determine the value of developed technology, the expected future cash flows of each software product was discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. This analysis resulted in a valuation for completed software which had reached technological feasibility and, therefore, was capitalizable. Intangible assets will be amortized on a straight-line basis over estimated useful lives ranging from three to five years.

As part of the Agreement and Plan of Reorganization, 10% of the common stock included in the consideration was deposited into an escrow account. The escrow shares are to be distributed to Knights stockholders on May 19, 1998 and are for the full satisfaction of losses to the Company resulting from misrepresentations or omissions in the agreement.

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

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                             Three months ended        Six months ended
                                                    June 30,               June 30,
                                             ------------------       ------------------
                                              1997         1996        1997         1996
                                             -----        -----       -----        -----

Net sales                                    100.0%       100.0%      100.0%       100.0%
Cost of sales                                 56.0         48.9        58.2         47.4
                                             -----        -----       -----        -----
Gross profit                                  44.0         51.1        41.8         52.6
                                             -----        -----       -----        -----

Operating expenses:
   Engineering, research and development      14.7          9.9        15.9          9.4
   Selling, general and administrative        21.0         15.3        22.6         14.7
   In-process research and development        65.2           --        38.1           --
                                             -----        -----       -----        -----
Total operating expenses                     100.9         25.2        76.6         24.1
                                             -----        -----       -----        -----
Operating income (loss)                      (56.9)        25.9       (34.8)        28.5

Interest income                                3.5          2.3         4.0          2.3
Other income (expense), net                   (0.2)          --        (0.5)          --
                                             -----        -----       -----        -----
Income (loss) before income taxes            (53.6)        28.2       (31.3)        30.8

Provision for income taxes                     3.8          9.9         2.3         10.8
                                             -----        -----       -----        -----
Net income (loss)                            (57.4)%       18.3%      (33.6)%       20.0%
                                             =====        =====       =====        =====


RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 1997 were $36,075,000, a 26.2% decline from net sales of $48,869,000 in the comparable period last year. Net sales for the first six months of 1997 were $61,626,000, a 38.8% decrease from net sales of $100,704,000 for the same period last year. The decrease in both periods was due primarily to lower system unit sales.

For the quarters ended June 30, 1997 and 1996, net sales comprised of the Horizon 4000 series (66.5% and 59.8%, respectively), the 2000 series (12.7% and 29.1%, respectively) and aftermarket sales, consisting primarily of service, spare parts and upgrades (17.3% and 11.1%, respectively). For the current quarter, Knights software sales added 3.5% since the acquisition in May 1997.

For the six months ended June 30, 1997 and 1996, net sales comprised of the Horizon 4000 series (66.6% and 60.1%, respectively), the 2000 series (12.5% and 28.0%, respectively) and aftermarket sales (18.8% and 11.9%, respectively). For the current six months, Knights software sales added 2.1% since the acquisition in May 1997.

For the quarter ended June 30, 1997, international sales accounted for 37.7% of net sales as compared to 46.2% for the same period last year. For the first six months of 1997, international sales accounted for 40.8% of net sales as compared to 43.7% for the same period last year. The decrease in the percentage of international sales, for both periods, was due principally to lower European and Japanese sales experienced in 1997 from 1996. Except for a slight increase in Asian Pacific sales in the current quarter, the Company experienced sales declines, in absolute dollars, across the major geographic regions for both periods.

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

Gross Profit

Gross profit, as a percentage of sales, was 44.0% for the second quarter of 1997, compared to 51.1% for the second quarter of 1996. For the first six months of 1997, gross profit was 41.8% compared to 52.6% for the first six months of 1996. The decrease in gross profit for both periods was primarily a result of lower sales. As production volume decreased, gross profit was negatively impacted by reduced leveraging of fixed overhead costs. In addition, higher material costs, as a percentage of sales, associated with the Horizon 4000 series and competitive pricing affected the decline in gross profit.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $5,310,000 for the second quarter of 1997, up 9.2% from $4,862,000 in the comparable quarter of a year ago. For the first six months of 1997, these expenses were $9,795,000, up 3.2% from $9,493,000 for the same period last year. The increases for the three and six months periods were due primarily to the addition of Knights operations and the amortization of intangibles related to the Knights acquisition.

Engineering, research and development expenses consist primarily of salaries, project materials, amortization of intangibles related to the Knights acquisition, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement to meet changing industry needs.

Selling, General and Administrative

Selling, general and administrative expenses were $7,590,000 for the second quarter of 1997, up 1.5% from $7,475,000 in the comparable quarter last year. Increased marketing support and higher worldwide customer operations expenses in the second quarter of 1997, coupled with the addition of Knights operations costs and goodwill amortization related to the Knights acquisition, were offset by a reduction in the amount of employee incentive compensation recorded in a less profitable second quarter in 1997 as compared to the same period last year.

For the first six months of 1997, these expenses were $13,925,000, down 5.7% from $14,769,000 in the comparable period of a year ago. This decrease was attributable to a larger amount of employee incentive compensation recorded in a more profitable first half of 1996 as compared to the same period in 1997. Partially offsetting this reduction was increased marketing support and higher worldwide customer operations expenses and the added costs from Knights operations in the first half of 1997, including the amortization of goodwill.

In-Process Research and Development

The charge for in-process research and development of $23,500,000 in the second quarter of 1997 was attributable to the Company's acquisition of Knights. See note 5 under "Notes to Consolidated Condensed Financial Statements."

Income Taxes

The Company's estimated effective tax rate for the three months and six months ended June 30, 1997 was 33% applied to income before taxes, exclusive of the deductions for acquired in-process research and development, as compared to 35% used in the comparable periods of 1996. The decrease in the effective tax rate was primarily attributable to the greater percentage impact of tax-exempt investment income offset by goodwill amortization and foreign losses not currently benefited. The charge for the in-process research and development will be a non-deductible expense for tax purposes.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

The Company's future operating results may be affected by inherent uncertainties that exist in the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, introduction of competitor products having technological and/or pricing advantages, and integration of the business of Knights into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. Accordingly, recent historical operating results should only be one source of information when evaluating the future financial performance of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments were $122,885,000 at June 30, 1997, a decrease of $6,217,000 from December 31, 1996.

For the six months ended June 30, 1997, cash used in operating activities was $3,021,000. This was due primarily to a net loss of $20,689,000 and a net increase in current assets and liabilities of $9,163,000, offset by noncash charges to income of $26,831,000 which included the in-process research and development write-off of $23,500,000 related to the Knights acquisition. Accounts receivable increased by $12,790,000 due primarily to a higher level of shipments during the current quarter, while inventories increased by $1,725,000 to support the Horizon 4090 production ramp up. Other current assets decreased due to an income tax refund of $4,900,000 received in the first quarter. Accrued liabilities decreased $4,305,000, offset partially by an increase of $3,805,000 in accounts payable. The changes in accounts receivable, inventories, other current assets, accrued liabilities, and accounts payable exclude the impact of the acquisition of Knights.

Cash provided by investing activities was $15,617,000 due primarily from the net sales of investments of $19,838,000, offset partially by capital expenditures of $5,055,000 for engineering design and test equipment, manufacturing leasehold improvements, and enhancement of the Company's information technology infrastructure. In addition, the Company acquired cash of $973,000 from the Knights acquisition.

Cash provided by financing activities was $1,693,000. This was due to the sale of common stock under employee stock plans generating $2,368,000 and additional short-term borrowings of $1,048,000 by the Company's Japanese subsidiary. These were partially offset by the repayment of $1,250,000 for a bank loan assumed by the Company from the Knights acquisition, and the repurchase of an additional 26,000 shares of the Company's common stock at a cost of $473,000 in the first quarter.

At June 30, 1997, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $5,100,000 (denominated in Yen). Amounts outstanding under these facilities at June 30, 1997 were $2,838,000. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

In March 1997, the Company entered into an agreement to lease land for a five-year term with an investment value of $12,000,000, which will result in an increase in future operating lease commitments. Based on current interest rates, the annual lease payments will be approximately $710,000.

In May 1997, the Company completed the acquisition of Knights, a developer of yield management software for the semiconductor industry, by issuing 1,352,205 shares of the Company's common stock to the former shareholders of Knights. In addition, the options to purchase Knights shares were converted to approximately 138,654 options to purchase the Company's stock. In connection with the acquisition, the Company recorded a charge of $23,500,000 for in-process research and development costs.

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

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

At the Company's Annual Meeting of Stockholders held on May 20, 1997, the stockholders:

(1) elected Joseph F. Dox as Class I director. He received 15,180,419 affirmative votes, 646,676 negative votes and no abstentions. The following directors continued in office after the meeting - Neil R. Bonke, Roger D. Emerick, Robert J. Frankenberg and Curtis S. Wozniak.

(2) disapproved the Electroglas, Inc. 1997 Stock Incentive Plan with 4,469,843 affirmative votes, 5,980,293 negative votes, 118,346 abstentions and 5,258,613 broker non-votes.

(3) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1997, with 15,731,706 affirmative votes, 53,292 negative votes and 42,097 abstentions.


Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits:

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K:

                  The Company filed a report on Form 8-K on June 2, 1997, relating to the acquisition of Knights Technology, Inc. The Company described the acquisition under Item 2 of the report Acquisition or Disposition of Assets.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ELECTROGLAS, INC.



DATE:  August 13, 1997               BY:   /s/ Armand J. Stegall
       ---------------                     ---------------------

                                           Armand J. Stegall
                                           Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              EXHIBITS
-------             --------

  27                Financial Data Schedule