Form 10-Q
period 1997-09-30
ELECTROGLAS INC
filed 1997-11-12
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


       -----------------------------------------------------------------
                                    FORM 10-Q
       -----------------------------------------------------------------


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the Quarter Ended September 30, 1997

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

As of November 1, 1997, 19,443,041 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX



                                ELECTROGLAS, INC.

                                                                                    Page No.
                                                                                    --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

           Consolidated condensed statements of operations -- Three months and nine months ended September 30, 1997 and
           September 30, 1996 .....................................................     3

           Consolidated condensed balance sheets -- September 30, 1997
           and December 31, 1996 ..................................................     4

           Consolidated condensed statements of cash flows -- Nine months
           ended September 30, 1997 and September 30, 1996 ........................     5

           Notes to consolidated condensed financial statements --
           September 30, 1997 .....................................................     6



Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..........................     9



PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security-Holders ....................    14

Item 6.    Exhibits and Reports on Form 8-K .......................................    14


SIGNATURES                                                                             15

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                    ELECTROGLAS, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except per share amounts)
                                       (Unaudited)

                                               Three months ended          Nine months ended
                                                 September 30,              September 30,
                                             ---------------------      ----------------------
                                               1997         1996          1997       1996
                                             -------       -------     --------      --------
Net sales                                    $44,263       $31,467     $105,889      $132,171
Cost of sales                                 24,556        17,014       60,434        64,762
                                             -------       -------     --------      --------
Gross profit                                  19,707        14,453       45,455        67,409
                                             -------       -------     --------      --------
Operating expenses:
  Engineering, research and development        5,678         4,819       15,473        14,312
  Selling, general and administrative          8,758         6,566       22,683        21,335
  In-process research and development             --            --       23,500            --
                                             -------       -------     --------      --------
Total operating expenses                      14,436        11,385       61,656        35,647
                                             -------       -------     --------      --------
Operating income (loss)                        5,271         3,068      (16,201)       31,762

Interest income                                1,463         1,199        3,931         3,510
Other income (expense), net                      (32)           54         (332)           90
                                             -------       -------     --------      --------
Income (loss) before income taxes              6,702         4,321      (12,602)       35,362

Provision for income taxes                     1,015            98        2,400        10,962
                                             -------       -------     --------      --------
Net income (loss)                            $ 5,687       $ 4,223     $(15,002)     $ 24,400
                                             =======       =======     ========      ========


Net income (loss) per share                  $  0.29       $  0.24     $  (0.82)     $   1.35
                                             =======       =======     ========      ========

Shares used in per share calculations         19,918        17,878       18,385        18,044
                                             =======       =======      =======       =======


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                           September 30,  December 31,
                                                                                1997          1996
                                                                             ---------     ---------
                                                                            (Unaudited)        (1)
Assets
Current assets:
  Cash and cash equivalents                                                    $26,642       $11,141
  Short-term investments                                                       101,804       117,961
  Accounts receivable, net                                                      34,562        16,663
  Inventories                                                                   26,173        22,578
  Prepaid expenses and other current assets                                      3,170         8,231
  Deferred income taxes                                                          7,352         7,017
                                                                             ---------     ---------
    Total current assets                                                       199,703       183,591

Deferred income taxes                                                              541         2,669
Equipment and leasehold improvements, net                                       14,315        10,184
Other assets                                                                    10,372         1,422
                                                                             ---------     ---------
Total assets                                                                  $224,931      $197,866
                                                                             =========     =========

Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                                                         $3,365        $1,790
  Accounts payable                                                              10,014         4,754
  Accrued liabilities                                                           14,639        17,061
  Income taxes payable                                                           2,668           610
                                                                             ---------     ---------
    Total current liabilities                                                   30,686        24,215

Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 1,000,000; none outstanding                                          --            --
  Common stock, $0.01 par value;
    authorized 40,000,000; issued and outstanding
    20,143,000 at September 30, 1997 and 18,203,000 at
    December 31, 1996                                                              201           182
  Additional paid in capital                                                   125,653        89,825
  Deferred stock compensation                                                   (1,056)       (1,278)
  Retained earnings                                                             79,671        94,673
                                                                             ---------     ---------
                                                                               204,469       183,402
  Less cost of common stock in treasury;
    700,000 at September 30, 1997 and 674,000 at
    December 31, 1996                                                           10,224         9,751
                                                                             ---------     ---------
    Total stockholders' equity                                                 194,245       173,651
                                                                             ---------     ---------
Total liabilities and stockholders' equity                                    $224,931      $197,866
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




      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Nine months ended
                                                            September 30,
                                                       -----------------------
                                                         1997           1996
                                                       ---------      --------
Cash flows from operating activities:
Net income (loss)                                       $(15,002)      $24,400
Changes to income not affecting cash                      29,073         2,769
Changes in current assets and current liabilities
  net of effects from acquisition                        (13,796)       (4,363)
                                                       ---------      --------
    Cash provided by operating activities                    275        22,806

Cash flow from investing activities:
Capital expenditures                                      (7,055)       (5,993)
Purchases of investments                                (157,529)     (185,837)
Sales and maturities of investments                      172,917       176,482
Other assets                                                (225)         (856)
Cash acquired in acquisition                                 973            --
                                                       ---------      --------
    Cash provided by (used in) investing activities        9,081       (16,204)

Cash flow from financing activities:
Proceeds from short-term borrowings                        1,575         1,902
Payments of short-term borrowings                         (1,250)           --
Sales of common stock, net of issuance costs               6,288           978
Purchases of treasury stock                                 (473)       (6,105)
                                                       ---------      --------
    Cash provided by (used in) financing activities        6,140        (3,225)

Effect of exchange rate changes                                5           (28)
                                                       ---------      --------

Net increase in cash and cash equivalents                 15,501         3,349
Cash and cash equivalents at beginning of period          11,141         6,796
                                                       ---------      --------
Cash and cash equivalents at end of period             $  26,642     $  10,145
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

Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


NOTE:  2   -  INVENTORIES

Inventories comprised the following:

                                       September 30,         December 31,
(in thousands)                              1997                 1996
-----------------------------------------------------------------------------
Raw materials                            $   11,962            $   7,671
Work in process                               8,929                8,766
Finished goods                                5,282                6,141
-----------------------------------------------------------------------------
                                         $   26,173            $  22,578
-----------------------------------------------------------------------------


NOTE:  3   -   NET INCOME (LOSS) PER SHARE

Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to stock options using the treasury stock method. However, since the Company incurred a loss in its most recent nine month period, common share equivalents have been excluded from the computation for such period as they were antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating basic net income per share, the dilutive effect of stock options will be excluded. There will be no impact to income per share for the three months and nine months ended September 30, 1997 and 1996. The impact of Statement 128 on the calculation of diluted net income per share for these periods is not material.


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

The guaranteed residual payment on the lease is approximately $12,000,000. The lease contains certain restrictive covenants. The Company was in compliance with these covenants at September 30, 1997. The lease also contains a collateral option, which would allow the Company to reduce rent expense. The Company has exercised the collateral option and at September 30, 1997, the Company had pledged cash of approximately $12,000,000 which is included in cash and cash equivalents, since the Company can withdraw the cash with ten days notice.


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


Cash                                              $   973
Other current assets                                1,220
Non-current assets                                    712
Intangibles                                         7,720
Liabilities                                        (2,325)
In-process research and development                23,500
                                                  -------
                                                  $31,800
                                                  =======


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


NOTE:  6   -   INCOME TAXES

The Company's estimated effective tax rate for the nine months ended September 30, 1997 was 22% as applied to income before income taxes exclusive of the nondeductible in-process research and development expense. The effective tax rate is less than the statutory federal rate of 35% primarily as a result of the research and development tax credit and tax exempt investment income.

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

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                            Three months ended   Nine months ended
                                              September 30,        September 30,
                                             -----------------   ------------------
                                             1997       1996      1997        1996
                                             -----      -----     -----       ----
Net sales                                    100.0%     100.0%    100.0%     100.0%
Cost of sales                                 55.5       54.1      57.1       49.0
                                             -----      -----     -----       ----
Gross profit                                  44.5       45.9      42.9       51.0
                                             -----      -----     -----       ----
Operating expenses:
  Engineering, research and development       12.8       15.3      14.6       10.8
  Selling, general and administrative         19.8       20.9      21.4       16.2
  In-process research and development         --         --        22.2       --
                                             -----      -----     -----       ----
Total operating expenses                      32.6       36.2      58.2       27.0
                                             -----      -----     -----       ----
Operating income (loss)                       11.9        9.7     (15.3)      24.0

Interest income                                3.3        3.8       3.7        2.7
Other income (expense), net                   (0.1)       0.2      (0.3)       0.1
                                             -----      -----     -----       ----
Income (loss) before income taxes             15.1       13.7     (11.9)      26.8

Provision for income taxes                     2.3        0.3       2.3        8.3
                                             -----      -----     -----       ----
Net income (loss)                             12.8%      13.4%    (14.2)%     18.5%
                                             =====      =====     =====       ====

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended September 30, 1997 were $44,263,000, a 40.7% increase from net sales of $31,467,000 in the comparable period last year. The increase was due primarily to higher system unit sales, particularly the sales of the Horizon 4090, as the Company recovered from a general downturn in the semiconductor equipment industry which it experienced in the latter half of 1996.

Net sales for the first nine months of 1997 were $105,889,000, a 19.9% decrease from net sales of $132,171,000 for the same period last year. The decrease in net sales for the nine month period compared to the same period last year was principally due to the effect of the slowdown in the semiconductor industry which began to impact the Company's sales in the third quarter of 1996.

For the quarters ended September 30, 1997 and 1996, net sales comprised of the Horizon 4000 series (72.4% and 52.5%, respectively), the 2000 series (9.7% and 28.4%, respectively) and aftermarket sales, consisting primarily of service, spare parts and upgrades (14.5% and 19.1%, respectively). Knights software sales added 3.4% for the current quarter.

For the nine months ended September 30, 1997 and 1996, net sales comprised of the Horizon 4000 series (69.1% and 58.3%, respectively), the 2000 series (11.3% and 28.1%, respectively) and aftermarket sales (17.0% and 13.6%, respectively). Knights software sales added 2.6% since the acquisition in May 1997.

For the quarter ended September 30, 1997, international sales accounted for 41.6% of net sales as compared to 44.7% for the same period last year. The decrease was due primarily to lower Japanese and European sales, as a percentage of total sales, in the third quarter of 1997 from 1996. In absolute dollars, except for a decrease in Japanese sales, the Company experienced sales increases across the major geographic regions, most notably in North America and Asia Pacific.

For the first nine months of 1997, international sales accounted for 41.2% of net sales as compared to 43.9% for the same period last year. The decrease in the percentage of international sales was due principally to lower European and Japanese sales in the first nine months of 1997 from 1996. Except for Asian Pacific sales which remained relatively flat, the Company experienced sales declines, in absolute dollars, across the major geographic regions.

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

Gross Profit

Gross profit, as a percentage of sales, was 44.5% for the third quarter of 1997, compared to 45.9% for the third quarter of 1996. The decrease in gross profit, as a percentage of sales, was primarily attributable to a sales shift from higher margin, mature products to the Horizon 4090, which has lower margins due to product pricing pressures and higher material costs. These more than offset gains from manufacturing volume and, to a lesser extent, new higher margin software sales.

For the first nine months of 1997, gross profit was 42.9% compared to 51.0% for the first nine months of 1996. The decrease in gross profit, as a percentage of sales, was primarily attributable to a sales shift from higher margin, mature products to the Horizon 4090, which has lower margins due to product pricing pressures and higher material costs. In addition, gross profit was negatively impacted by underutilization of manufacturing capacity from lower sales and production volume in the first nine months of 1997.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $5,678,000 for the third quarter of 1997, up 17.8% from $4,819,000 in the comparable quarter of a year ago. For the first nine months of 1997, these expenses were $15,473,000, up 8.1% from $14,312,000 for the same period last year. The increases for the three and nine months periods were due primarily to the addition of Knights operations and the amortization of intangibles related to the Knights acquisition.

Engineering, research and development expenses consist primarily of salaries, project materials, amortization of intangibles related to the Knights acquisition, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement to meet changing industry needs.

Selling, General and Administrative

Selling, general and administrative expenses were $8,758,000 for the third quarter of 1997, up 33.4% from $6,566,000 in the comparable quarter last year. This was mainly attributable to the added costs from Knights operations, including the amortization of goodwill, and to a lesser extent, operating costs related to the new land lease and increased employee incentive compensation.

For the first nine months of 1997, these expenses were $22,683,000, up 6.3% from $21,335,000 in the comparable period of a year ago. This was primarily a result of increased marketing support and higher worldwide customer operations expenses, coupled with the addition of Knights operating costs and goodwill amortization related to the Knights acquisition. These were offset by a reduction in the amount of employee incentive compensation recorded in a less profitable first nine months in 1997 as compared to the same period last year.

In-Process Research and Development

The charge for in-process research and development of $23,500,000 in the second quarter of 1997 was attributable to the Company's acquisition of Knights. See note 5 under "Notes to Consolidated Condensed Financial Statements."

Income Taxes

The Company's estimated effective tax rate for the three months ended September 30, 1997 was 15.1% compared to 2.3% for the third quarter of 1996. The effective tax rates for both of these quarters included the net impact of reinstating the federal research and development credit. The lower rate in 1996 was also due to the impact of higher tax exempt interest income relative to total estimated pretax income, and the decrease in state taxes.

The Company's estimated effective tax rate for the nine months ended September 30, 1997 was 22.0%, applied to income before taxes exclusive of the deduction for acquired in-process research and development, compared to 31.0% for the first nine months of 1996. The decrease in the effective tax rate for the current nine month period was primarily attributable to the impact of new federal tax legislation extending the research and development tax credit and the greater percentage impact of tax-exempt investment income. The charge for the in-process research and development will be a non-deductible expense for tax purposes.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

The Company's future operating results may be affected by inherent uncertainties that exist in the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, introduction of competitor products having technological and/or pricing advantages, and the continued integration of the business of Knights into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. Accordingly, recent historical operating results should only be one source of information when evaluating the future financial performance of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments were $128,446,000 at September 30, 1997, a decrease of $656,000 from December 31, 1996.

For the nine months ended September 30, 1997, operating activities generated cash of $275,000. This resulted from noncash charges to income of $29,073,000, which included the in-process research and development write-off of $23,500,000 related to the Knights acquisition, offset by a net loss of $15,002,000 and a net increase in current assets and liabilities of $13,796,000. Accounts receivable increased by $17,156,000 due to a higher level of shipments during the current quarter compared to the fourth quarter of 1996, while inventories increased by $3,557,000 to support the Horizon 4090 production ramp up. Other current assets decreased due primarily to an income tax refund of $4,900,000 received in the first quarter. Accrued liabilities decreased by $5,203,000, while accounts payable increased by $4,897,000. The changes in accounts receivable, inventories, other current assets, accrued liabilities, and accounts payable exclude the impact of the acquisition of Knights.

Cash provided by investing activities was $9,081,000 due primarily to sales and maturities of investments of $15,388,000, offset partially by capital expenditures of $7,055,000 for engineering design and test equipment, manufacturing leasehold improvements, and enhancement of the Company's information technology infrastructure. In addition, the Company acquired cash of $973,000 from the Knights acquisition.

Cash provided by financing activities was $6,140,000. This was attributed to the sale of common stock of $6,288,000 under employee stock plans and additional short-term borrowings of $1,575,000 by the Company's Japanese subsidiary. These were partially offset by the repayment of $1,250,000 for a bank loan assumed by the Company from the Knights acquisition, and the repurchase of an additional 26,000 shares of the Company's common stock at a cost of $473,000 in the first quarter.

At September 30, 1997, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $5,000,000 (denominated in Yen). Amounts outstanding under these facilities at September 30, 1997 were $3,365,000. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

In March 1997, the Company entered into an agreement to lease land for a five-year term with an investment value of $12,000,000, which will result in an increase in future operating lease commitments. Based on current interest rates, the annual lease payments will be approximately $710,000.

Historically, the Company has generated cash in an amount sufficient to fund its operations. The Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations including capital expenditures for the foreseeable future.

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

PART II.       OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security-Holders

               At the Company's Special Meeting of Stockholders held on August 27, 1997, the stockholders approved the Electroglas, Inc. 1997 Stock Incentive Plan with 11,990,216 affirmative votes, 4,283,862 negative votes and 453,283 abstentions.


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


                                                      ELECTROGLAS, INC.



        DATE:         November 12, 1997          BY:  /s/ Armand J. Stegall
                 ---------------------------          ---------------------

                                                      Armand J. Stegall
                                                      Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 27                 Financial Data Schedule