Form 10-K
period 1997-12-31
ELECTROGLAS INC
filed 1998-03-30
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED                  COMMISSION FILE NUMBER:
              DECEMBER 31, 1997                             0-21626

                                ELECTROGLAS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                         77-0336101
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

2901 Coronado Drive, Santa Clara, California 95054           (408) 727-6500
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $363,334,950, based on the closing sale price as reported on the Nasdaq National Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

        As of February 28, 1998, the Registrant had outstanding 19,639,727 of Common Stock.

        The Index to Exhibits is located beginning on Page 16.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Report on Form 10-K incorporates information by reference from Registrant's 1997 Annual Report to Stockholders. Part III of this Report on Form 10-K incorporates information by reference from Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

         Electroglas, Inc. ("Electroglas" or "the Company") is a world-leading supplier of hardware- and software-based data collection, management, and analysis tools to the global semiconductor industry. Semiconductor producers depend on the Company's products to improve their productivity and process control by optimizing manufacturing efficiency. Historically, the Company's primary product has been automatic wafer probing equipment. Electroglas believes it is one of the largest suppliers of wafer probers worldwide. The Company has sold over 9,700 wafer probers from among its current product offerings and believes it supplies more than half of the probers used in the United States and European market segments. The Company's primary prober product offerings are its Horizon 4000 Series wafer probers and its 2000 Series wafer probers. All of the Company's wafer probers feature the Company's linear motor technology and offer advanced vision processing, sophisticated system software and high throughput.

         Today, the Company is also involved in the development, manufacture, marketing, and servicing of inspection products and yield management software as part of its strategy to move from a supplier of wafer probers to a process management solutions provider. The move began with two acquisitions completed in 1997. In May, Electroglas acquired Sunnyvale, California-based Knights Technology, Inc. ("Knights"). Knights is a supplier of yield management software products to the semiconductor industry. In December, Electroglas acquired Albany, Oregon-based Techne Systems, Inc. (renamed "Electroglas Inspection Products"). Techne is a supplier of back-end wafer inspection systems.

         Electroglas was formed on April 1, 1993 to succeed to the wafer prober business conducted by the Electroglas division of General Signal Corporation (former "Parent"). Immediately prior to the closing of the initial public offering of its Common Stock ("the IPO") on July 1, 1993, the Company assumed the assets and liabilities of the Electroglas division in the asset transfer and, following the IPO, the Company commenced operations as an independent corporation. The Company, through its predecessors, has been in the wafer prober business for more than 30 years.

INDUSTRY BACKGROUND

         Semiconductor devices are fabricated by repeating a complex series of process steps on a wafer substrate, which is usually made of silicon and measures three to eight inches in diameter. Wafers are typically sent through a series of 100 to 300 process steps. A finished wafer consists of many integrated circuits (each referred to as a "device" or "die"), the number depending on the area of the circuits and the size of the wafer. Manufacturers have increasingly utilized larger diameter wafers to achieve more cost effective production. The move to 300 mm (12 inch) wafers is currently underway throughout the industry.

        The management of these fabrication steps has become Electroglas' new focus. The Company's wafer probers and inspection products will be designated to collect data that is managed by their networking software and analyzed by their yield management products - providing a way to manage the fabrication process.

Wafer Probing

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

Inspection

         Wafer inspection tools are used to automate a range of semiconductor defect identification, defect classification, CD measurement and feedback control processes. The tools analyze each individual die on each wafer for defects and process excursions, identify the type of defect or pattern anomaly, measure the defect or anomaly, and pass the quantitative results to both upstream and downstream production machines.

Yield Management Software

         Yield management software tools access and extract inspection and measurement results for the purpose of yield enhancement analysis in the wafer fab.

CAD Navigation Software

         CAD Navigation software provides computerized interfaces and navigation capabilities for IC design, failure analysis, defect review and debugging.

Wafer Prober Market

         The automatic wafer probing market can be divided into the United States, European and Asian market segment, into which the Company sells substantially all of its products, and the Japanese market segment. The Japanese market segment is comprised of semiconductor fabrication facilities located in Japan and those located outside Japan which are controlled by Japanese companies. Semiconductor manufacturers use automatic wafer probers primarily during wafer sort, which occurs before the separation and packaging of each individual device. Wafer probers have been increasingly used during in-line and end-of-line testing and are also used for research and development, and quality and process control applications. In-line testing requires special equipment features such as cleanroom compatibility, as tests are carried out during the manufacturing process. This testing is done to verify the manufacturing process while wafers are in an unfinished state where corrective action can occur. The Company estimates, based upon its experience, that wafer sort applications represent approximately 80% of the market for automatic wafer probers. The remaining 20% is approximately equally divided between in-line and end-of-line testing and laboratory applications.

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

o Emphasize Quality Products. The Company believes it has developed a reputation as a leader in providing high quality products. The Company was chosen in the most recent customer survey conducted by VLSI Research, Inc. as one of the "Ten-Best" test and measurement equipment manufacturers. Knights' YieldManager(R) product was awarded the 1997 Editors' Choice Best Product Award by Semiconductor International magazine. The Company has received quality awards from its customers and the SEMATECH Partnering for Total Quality award. The Company has a company-wide quality program and recently received its ISO 9002 Certification. The Company's quality training program emphasizes continuous improvement, data driven decisions and close collaboration among the Company's employees, customers and suppliers. The Company trains all of its employees in basic quality skills. The Company also regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel.

o Expand Product Lines and Applications. The Company intends to capitalize on its market position and technical skills to further broaden existing product lines through internally developed products and from time to time through strategic alliances and acquisitions, such as the Knights and Techne acquisitions of 1997.


PRODUCTS

Probers

        Horizon 4000 Series: The Horizon 4090, and the Horizon 4090u (micro), which is targeted to ship in the first half of 1998 are the Company's primary offering in the Horizon 4000 Series of wafer probers. This product line is positioned to satisfy high volume semiconductor manufacturing applications. The Horizon 4000 Series provides many advanced automation capabilities including automatic probe-to-pad-alignment, in-process inspection and optical character recognition (OCR). Optional for Horizon Series probers is a temperature controlled chuck top, providing the ability to maintain precisely a customer-selected wafer temperature during testing. The Horizon 4090, and Horizon 4090u micro utilize the Company's EGCommander system software. This software was developed by the Company and allows significant application and customer driven customization of the wafer prober and compatibility with the standard MS-DOS operating system. The user interface features color graphics, touchscreen programming, probing recipes, control maps and real-time maps. Accuracy of the Horizon 4000 Series has been enhanced and the Horizon 4000 Series probers feature a distributed multiple processor architecture to maximize productivity and expandability.

         In May 1997, the Company opened the Electroglas Prober Integration Center (EPICenter) on its campus in Santa Clara, California. The EPICenter helps provide the Company and key semiconductor manufacturing and test equipment partners the resources to integrate and test probing solutions before product introduction.

         In 1997, the Company increased engineering development work for the next-generation, 300mm wafer prober. The Company anticipates selective introduction of the product to key customers in late 1998.

Network Products

         The Electroglas Station Controller and SORTnet products are a system of software and hardware components that allows the integration of the Company's prober products into standard local area networks found in semiconductor manufacturing operations. The network products allow manufacturers to monitor the entire probing operation, collect test data on a real-time basis, control centrally prober setup and facilitate key manufacturing advancements, including offline inking and inkless probing, which in turn improve overall productivity.

Yield Management

         YieldManager, introduced in 1994, is an integrated enterprise, client server yield enhancement system for sub-micron semiconductor fabrication facilities. YieldManager takes the output from testers, probers and inspection equipment used at various points in the semiconductor fabrication process, correlates it and manages it in a manner that enables the operator of the fab to maximize its manufacturing yield. YieldManager provides an encompassing and integrated approach to yield management and automates processes previously managed separately and often manually.

         YieldManager links to Knights' MegaLab(R) and Merlin's FrameworkTM software for defect review; SpaR (Spatial Pattern recognition) to group defects into signatures that can be classified into process events; and Q-YIELD(TM) for data-mining.




CAD Navigation

         Merlin's Framework is Knights' principal CAD navigation product that uses the CAD semiconductor design data to locate physical attributes of the semiconductor itself. Merlin's Framework has been used in the semiconductor industry for failure analysis and process diagnostics and is a leading CAD navigation product.

Inspection Products

         The QuickSilver series of products feature key technologies, such as Time Delay Integration (TDI) for high speed acquisition of complex images. In the series, there are four products distinguished by their software packages, not necessarily their platform. The QuickSilver 100 is primarily for microstructure inspection applications, the QuickSilver 200 focuses on defect inspection and the QuickSilver 300 and 330 inspect bump applications, two-dimensional and three-dimensional, respectively.


ENGINEERING, RESEARCH AND DEVELOPMENT

        The market for wafer probing equipment is characterized by continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering, research and development programs. The Company uses its close relationships with key customers to make improvements on its products which respond to such customers' needs. For example, the Horizon 4085X responds to the Company's major customers' need for cleanroom compatible probers. In addition, the Company develops new products to respond to general market requirements. For example, the EGCommander was developed to address the market's demand for increased system software flexibility.

        The Company's ongoing engineering, research and development efforts generally can be classified into three categories: feature enhancements, such as features to improve accuracy, speed or automation; new products; and customer driven product enhancements. Engineering, research and development expenses were $21,897,000, $18,672,000 and $13,560,000 in 1997, 1996 and 1995, respectively, or 14.6%, 12.3% and 8.0% of net sales, respectively. Engineering, research and development expenses consist primarily of salaries, project materials and other costs associated with the Company's ongoing efforts.

MARKETING, SALES AND SERVICE

        The Company primarily sells its products directly to end-users. The Company believes that using a direct sales force provides it with a significant competitive advantage in communicating with customers and responding to market demands.

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

        In the United States, Electroglas maintains sales and service offices in Arizona, California, Massachusetts, Oregon and Texas. In Europe, the Company maintains sales and service locations in France, Germany and the United Kingdom. In Asia, the Company maintains direct sales and service locations in Japan, Hong Kong, Korea, People's Republic of China, Singapore and Taiwan. As of December 31, 1997, the Company employed approximately 232 people worldwide in sales, service, applications, logistics, technical support and customer service.

CUSTOMERS

        Electroglas sells its products to leading semiconductor manufacturers throughout the world. In 1997 and 1995, no single customer accounted for more than 10% of net sales. In 1996, sales to Intel represented 13% of net sales. No other customer exceeded 10% of net sales in 1996.

        International sales represented 43%, 45% and 45% of the Company's net sales in 1997, 1996 and 1995, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.


Export sales made by United States operations were 23% of net sales in 1997 (21% to Asia, 2% to other), 19% of net sales in 1996 (18% to Asia, 1% to other) and 22% of net sales in 1995 (21% to Asia, 1% to other).

The following is a summary of the Company's geographic operations:

------------------------------------------------------------------------------------------------------
                                                                          Adjustment
                                  United                                     and
(in thousands)                    States         Asia           Europe    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------
1997
Sales to unaffiliated            $ 119,567       $ 1,557       $28,911      $     --       $ 150,035
  customers
Transfer between geographic
  locations                         23,829           517            93       (24,439)             --
------------------------------------------------------------------------------------------------------
Total net sales                  $ 143,396       $ 2,074       $29,004      $(24,439)      $ 150,035
Operating income (loss)          $ (12,970)      $(6,571)      $ 2,531      $   (822)      $ (17,832)
Identifiable assets              $ 211,898       $ 2,311       $16,140      $ (1,430)      $ 228,919

1996
Sales to unaffiliated            $ 112,216       $ 7,844       $31,890      $     --       $ 151,950
  customers
Transfer between geographic
  locations                         27,057            87            --       (27,144)             --
------------------------------------------------------------------------------------------------------
Total net sales                  $ 139,273       $ 7,931       $31,890      $(27,144)      $ 151,950
Operating income (loss)          $  28,402       $(4,582)      $ 4,827      $    207       $  28,854
Identifiable assets              $ 187,135       $ 2,741       $ 8,597      $   (607)      $ 197,866

1995
Sales to unaffiliated            $ 131,351       $ 9,509       $28,380      $     --       $ 169,240
customers
Transfer between geographic
  locations                         25,287            95            --       (25,382)             --
------------------------------------------------------------------------------------------------------
Total net sales                  $ 156,638       $ 9,604       $28,380      $(25,382)      $ 169,240
Operating income (loss)          $  52,205       $(2,877)      $ 4,185      $   (210)      $  53,303
Identifiable assets              $ 175,967       $ 3,969       $12,619      $   (814)      $ 191,741

Sales between geographic areas are accounted for at prices that the Company believes are at arm's length prices.

MANUFACTURING AND SUPPLIERS

        The Company's principal manufacturing activities take place in Santa Clara, California and consist primarily of assembling and testing complete probing systems that meet specific customer requirements. Most of the subassemblies used in the probing systems are manufactured by the Company; however, some are standard products purchased from third parties. While the Company uses standard components wherever possible, most mechanical parts, metal fabrications and castings are made to Company specifications. The Company schedules production based upon firm customer commitments and anticipated orders during the planning cycle. The Company generally expects to be able to accept a customer order, build the required machinery and ship to the customer within 10 weeks.

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

BACKLOG

        At December 31, 1997, the Company's backlog was approximately $36.6 million as compared to approximately $24.3 million at December 31, 1996. The Company generally ships orders within four months after receipt of a customer's purchase order. Due to possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often reflect orders shipped in the same quarter received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

        The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company believes that its products compete favorably with respect to each of these factors in the non-Japanese market segment. The Company's major competitors are Tokyo Electron Labs ("TEL") and Tokyo Seimitsu ("TSK"). Some of the Company's competitors have greater financial, engineering and manufacturing resources than the Company and larger service organizations and long-standing customer relationships. There can be no assurance that levels of competition in the Company's particular product market will not intensify or that the Company's technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. See "Factors that May Affect Results and Financial Condition - Highly Competitive Industry, - Japanese Market Segment and - Japanese Competition."

PATENTS, TRADEMARKS, COPYRIGHTS AND OTHER INTELLECTUAL PROPERTY

        The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees, rather than on patents, trademarks and copyrights. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. The Company owns various patents and has applied for additional patent protection in the United States and abroad for the technology in its products. The Company also has several registered United States and international trademarks. The Company maintains unregistered copyrights on its software and typically maintains the source code for its products as trade secrets.

        The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently gain information and techniques or otherwise gain access to the Company's trade secrets or that the Company can meaningfully protect its trade secrets. See "Factors that May Affect Results and Financial Condition - Patent and Other Intellectual Property."

EMPLOYEES

        As of December 31, 1997, the Company employed approximately 765 persons. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract and retain such employees, who are in great demand. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

        The statements contained in this Form 10-K which are not purely historical are forward looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements in this document include statements under the heading "Company Strategy" with respect to the Company's expectations regarding continued emphasis on research and development and strengthening of customer relationships, intentions regarding broadening existing product lines and the complementary nature of its SORTnet(TM) products to its core product lines, among others. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward looking-statement or statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the Company's actual consolidated operating results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

    Variability and Uncertainty of Quarterly Operating Results. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company's backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. The Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Other factors which may influence the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, continue or worsened financial markets or economic instability in Asia, the relative proportions of domestic and international sales, the Company's ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by the Company's competitors. Accordingly, the Company's results of operations are subject to significant variability and uncertainty from quarter to quarter.

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

    Dependence on Principal Customers. For the years ended December 31, 1997 and 1996, five of the Company's customers accounted for 33% and 37%, respectively, of its net sales. No single customer accounted for more than 10% of net sales in 1997 and 1995. Intel Corporation accounted for 13% of net sales in the year ended December 31, 1996. If one or more of the Company's major customers ceased or significantly curtailed its purchases, a material adverse effect on the Company's results of operations could result.

    Highly Competitive Industry. The semiconductor equipment industry is highly competitive. Electroglas faces substantial competition from established competitors, some of which are part of larger companies that have greater financial, engineering and manufacturing resources than the Company and have larger service organizations and long-standing customer relationships. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect the Company results of operations. Although the Company believes it has certain technological and other advantages over its competitors, maintaining and capitalizing on these advantages will require the Company to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make these investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. See "Business - Competition."

    Japanese Market Segment and Japanese Competition. Electroglas believes that competing Japanese companies have a competitive advantage because they dominate the Japanese market segment (comprised of semiconductor fabrication facilities located in Japan and those located outside Japan which are controlled by Japanese companies). Foreign companies find it difficult to penetrate the large and technically advanced Japanese market, which represents a substantial percentage of the worldwide wafer prober market. In particular, Tokyo Electron Limited ("TEL"), a large supplier of wafer probers and other semiconductor capital equipment in Japan, dominates the Japanese market segment for wafer probers. TEL dominance of the Japanese market segment and its position as a large supplier of wafer probers worldwide provide it with a sales and technology base that enables it to compete throughout the rest of the world. Another Japanese company, Tokyo Seimitsu Co., Ltd. ("TSK"), also a large supplier of wafer probers in the Japanese market segment, has recently increased its share of that market. See "Business - Competition."

    Although Electroglas believes it is the largest supplier of wafer probers in the non-Japanese market segment, Electroglas has not yet established itself as a significant participant in the Japanese market segment. While Japanese semiconductor manufacturers in recent years have begun to build semiconductor fabrication facilities outside Japan, Electroglas has not yet had significant sales into such facilities. Further, Japanese semiconductor manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers; these licenses typically include a recommendation to use wafer probers and other semiconductor equipment manufactured by Japanese companies. In particular, Electroglas may be at competitive disadvantage with respect to the Japanese semiconductor capital equipment suppliers who have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. There can be no assurance that Electroglas will be able to establish a significant presence in or ever compete successfully in the Japanese market segment. In addition, to the extent that the slowdown in the Japanese market segment, recently exacerbated by the recent economic and currency turmoil in Japan and Asia generally, has left the Company's Japanese competitors with excess inventory or excess capacity, they may offer substantial discounts on their products, increasing pricing pressure in both the Japanese market segment and elsewhere. Furthermore, the current weakness and any greater weakness of the yen compared to the dollar may exacerbate this situation.

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

    Some customers using certain products of Electroglas have received a notice of infringement from Technivison Corporation and Jerome H. Lemelson alleging that the manufacture of semiconductor products infringes certain patents issued to Mr. Lemelson. Certain of these customers have notified Electroglas that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from Electroglas for some damages or expenses resulting from this matter. Electroglas believes that its products do not infringe the Lemelson patents. Certain of the Company's customers are currently engaged in litigation with Mr. Lemelson involving 17 of his patents and the validity of those patents has been placed in issue. In the future, it is possible that the Company's participation in the litigation may be required. Electroglas may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation upon Electroglas. To the best of the Company's knowledge, neither it nor any of its products has been identified by Mr. Lemelson as infringing his patents.

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

     International Operations. International sales accounted for 43%, 45% and 45% of the Company's net sales for 1997, 1996 and 1995, respectively. The Company expects international sales to continue to represent a significant percentage of net sales. A number of factors may adversely affect the Company's international sales and operations, including the imposition of governmental controls, fluctuations in the U.S. dollar, which could increase the foreign sales prices of the Company's products in local currencies, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations. Currently, many Asian countries are experiencing banking and currency difficulties that could lead to economic recession in those countries. Among other things, the decline in value of the Korean currency, together with difficulties obtaining credit, could result in a decline in the purchasing power of the Company's Korean customers. This in turn could result in the cancellation or delay of orders for the Company's products from Korean customers, thus materially adversely affecting the Company's business, financial condition or results of operations. Although these and similar regulatory, geopolitical and global economic factors have not yet had a material adverse effect on the Company's operations, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

    Acquisitions. The Company may pursue acquisitions of complementary product lines, technologies or businesses, such as the acquisitions of Knights and Techne in May and December 1997, respectively. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability. To the extent future events result in the impairment of any capitalized intangible assets, amortization expenses may occur sooner that the Company expects. In addition, current or future or acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurances as to the effect thereof of these, or future, acquisitions on the Company's business or operating results.

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

    Antitakeover Provisions. The recently adopted Shareholders Rights Plan, certain provisions of the Company's Certificate of Incorporation and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of Electroglas. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of Electroglas Common Stock. Such provisions may also inhibit fluctuations in the market price of Electroglas Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control of Electroglas. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. The Company has no current plans to issue any Preferred Stock.


ITEM 2.  PROPERTIES

         The Company's executive office and manufacturing, engineering, research and development operations are located primarily in four buildings in Santa Clara, California totaling approximately 150,000 square feet, occupied under leases expiring in March 2000. The Company owns substantially all of the machinery and equipment used in its facilities. The Knights subsidiary is headquartered in a 21,410 square foot leased facility in Sunnyvale, California and also leases office space in Mumbai, India were it maintains an engineering and quality assurance operation. The Techne subsidiary's manufacturing, engineering and administrative operations are housed in a leased 15,500 square foot facility in Albany, Oregon.

         The Company also leases sales and service offices in Arizona, California, Massachusetts, Oregon, Texas, the United Kingdom, France, Germany, Japan, Hong Kong, Taiwan, Singapore, Korea and People's Republic of China.

         In March 1997, the Company entered into a five-year operating lease for approximately 21.5 acres of undeveloped land in San Jose, California. The monthly payments will vary based on LIBOR. At current interest rates, the annual lease payments represent approximately $710,000. At the end of the lease, the Company has the option to acquire the property at its original cost of approximately $12,000,000 and any current rent due and payable. The guaranteed residual payment on the lease is approximately $12,000,000. The lease contains certain restrictive covenants. The Company was in compliance with these covenants at December 31, 1997. The Company anticipates that this land will be used for a new corporate headquarters.

         The Company voluntarily performed an environmental investigation on its leased property in Santa Clara, California, in cooperation with the California Regional Water Quality Board and will be performing some environmental remediation activities on the property's soil. In 1997, the Company accrued $1,600,000, which is the Company's best estimate of its obligation. Although the Company has undertaken an extensive investigation related to the aforementioned environmental remediation activities, there can be no assurance that adverse developments related to its investigation and such remediation activities will not result in the need for the Company to expend additional resources to remedy environmental problems in order to comply with current or future environmental regulations. The Company, like all manufacturing companies, is subject to various federal, state and local environmental statutory requirements. Except for the aforementioned remediation activities, the Company believes that it is in material compliance with existing applicable environmental laws and regulations.

         Management considers the above facilities suitable and adequate to meet the Company's requirements for the next twelve months and that suitable additional or substitute space will be available as needed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The information required by this item is included under the heading "Corporate Information" in the Company's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required by this item is included under the heading "Selected Consolidated Financial Data" in the Company's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in the Company's 1997 Annual Report to Stockholders under the headings listed under Item 14(a)1. of
Part IV of this Report on Form 10-K and under the heading "Unaudited Quarterly Consolidated Financial Data" in the Company's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is included under the heading "Election of Directors" and "Other Matters" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is included under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS AND REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS. The following consolidated financial statements of the Registrant and Report of Ernst & Young LLP, Independent Auditors, are contained in the Company's 1997 Annual Report to Stockholders and are incorporated by reference in Item 8 of Part II of this Report on Form 10-K:

        Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Balance Sheets as of December 31, 1997 and 1996.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements.

        Report of Ernst & Young LLP, Independent Auditors.

2.      FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is filed as part of this Report on Form 10-K on page 15:

        Schedule II--Valuation and Qualifying Accounts.

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. EXHIBITS. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter ending December 31, 1997.

(c)     See Index to Exhibits

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ELECTROGLAS, INC.

Date:  March 20, 1998

                                             By  /s/ Curtis S. Wozniak
                                                 ---------------------------
                                                     Curtis S. Wozniak
                                                     Chairman and Chief
                                                     Executive Officer


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

            SIGNATURE                            TITLE                                        DATE
            ---------                            -----                                        ----
    /s/  Curtis S. Wozniak           Chairman and Chief Executive Officer              March 20, 1998
   ----------------------------      (Principal Executive Officer)
         Curtis S. Wozniak


    /s/  Armand J. Stegall           Vice President, Finance                          March 20, 1998
    ---------------------------      Chief Financial Officer,
        Armand J. Stegall            Treasurer and Secretary
                                     (Principal Financial
                                     and Accounting Officer)



     /s/ Neil R. Bonke               Director                                         March 20, 1998
   ----------------------------
         Neil R. Bonke


     /s/ Joseph F. Dox               Director                                         March 20, 1998
   ----------------------------
         Joseph F. Dox


    /s/  Roger D. Emerick            Director                                         March 20, 1998
   ----------------------------
         Roger D.Emerick


    /s/  Robert J. Frankenberg       Director                                         March 20, 1998
   ----------------------------
         Robert J.Frankenberg

                                                                     SCHEDULE II

                                ELECTROGLAS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                       ADDITIONS
                                                        BALANCE AT     CHARGED TO                   BALANCE
                                                         BEGINNING      COSTS AND                   AT END
        DESCRIPTION                                      OF PERIOD     EXPENSES(b)  DEDUCTIONS(a)  OF PERIOD
        -----------                                      ---------     -----------  -------------  ---------
Allowance for doubtful accounts
  (deducted from accounts receivable):
  Year Ended December 31, 1997                             $205          $292          $ 32          $465
  Year Ended December 31, 1996                              243             0            38           205
  Year Ended December 31, 1995                              248             0             5           243

(a)  Includes write-offs and reversals.

(b)  Additions in 1997 related to allowances acquired

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                        EXHIBITS
------                                        --------
  3(i)    Certificate of Incorporation of Electroglas, Inc., as amended.(1)

  3(ii)   Bylaws of Electroglas, Inc.(1)

  3.3     Certificate of Designation for Electroglas, Inc.

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

 10.5*    Electroglas, Inc. Amended and Restated 1993 Employee Stock Purchase
          Plan.(3)

 10.6     Lease between RREEF USA FUND-III, a California Group Trust, and
          Electroglas, Inc. dated as of December 20, 1993.(4)

 10.7*    Change of Control Agreement between Electroglas, Inc. and Neil R.
          Bonke dated as of June 9, 1995.(5)

 10.8*    Change of Control Agreement between Electroglas, Inc. and William J.
          Cornwell dated as of June 9, 1995.(5)

 10.9*    Change of Control Agreement between Electroglas, Inc. and Armand J.
          Stegall dated as of June 9, 1995.(5)

 10.10*   Electroglas, Inc. Restricted Stock Bonus Agreement Between
          Electroglas, Inc. and Curtis S. Wozniak.(6)

 10.11*   Change of Control Agreement between Electroglas, Inc. and Curtis S.
          Wozniak dated as of April 4, 1996.(6)

 10.12*   Employment and Consulting Agreement Between Electroglas, Inc. and Neil
          R. Bonke.(7)

 10.13*   Electroglas Officers' Retirement Medical and Dental Coverage
          Policy.(8)

 10.14* Severance Agreement between Electroglas, Inc. and William J. Cornwell dated as of April 1, 1996.(9)

 10.15    Lease Agreement between BNP Leasing Corporation and Electroglas, Inc.
          dated March 31, 1997.(10)

 10.16 Agreement and Plan of Reorganization among Knights Technology, Inc., certain shareholders of Knights Technology, Inc., and Electroglas, Inc. dated March 12, 1997.(11)

 10.17 Rights Agreement between Electroglas, Inc., and BankBoston, N.A., as rights agent dated as of November 18, 1997.(12)

 10.18*   Electroglas, Inc. 1997 Stock Incentive Plan.

 10.19* Form of Change of Control Agreement between the Company and each of Timothy J. Boyle, Phillip M. Truckle, Conor P. O'Mahoney, Joseph A.
          Savarese, Daniel D. Welton, William J. Haydamack and John P.
          Livingston as of June 9, 1995, June 9, 1995, June 9, 1995, June 9,
          1995, June 9, 1995, December 12, 1997 and December 8, 1997.

13.1      Electroglas, Inc. 1997 Annual Report to Stockholders. This Annual
          Report shall not be deemed to be filed except to the extent that the information is specifically incorporated by reference.

 23.1     Consent of Ernst & Young LLP, Independent Auditors.

 27       1997 Financial Data Schedule.

 27.1     Restated 1996 and 1995 Financial Data Schedules.

--------
 (1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.

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

 (5) Incorporated by reference to the identically numbered exhibit of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1996.

 (6) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.

 (7) Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 31, 1996.

 (8) Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 31, 1996.

 (9) Incorporated by reference to the identically numbered exhibit of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 1997.

(10) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997.

(11) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997.

(12) Incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A12G (Commission File No. 0-21626), filed with the Securities and Exchange Commission on November 19, 1997.

  *   Management contracts, or Company compensatory plans or arrangements.