Form 10-Q
period 1998-03-31
ELECTROGLAS INC
filed 1998-05-12
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the Quarter Ended March 31, 1998

                         Commission File Number 0-21626



                                ELECTROGLAS, INC.
             (exact name of registrant as specified in its charter)



         DELAWARE                                           77-0336101
------------------------------                         ----------------------
(state or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                         Identification Number)


                               2901 Coronado Drive
                              Santa Clara, CA 95054
                            Telephone: (408) 727-6500
                            -------------------------
                         (address of principal executive
                          offices and telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                                   Yes  X     No
                                      ------    ------

As of May 4, 1998, 19,703,900 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX



                                ELECTROGLAS, INC.



                                                                                       Page No.
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

           Consolidated condensed statements of operations -- Three
           months ended March 31, 1998 and March 31, 1997 ................                3


           Consolidated condensed balance sheets -- March 31, 1998
           and December 31, 1997 .........................................                4


           Consolidated condensed statements of cash flows -- Three months
           ended March 31, 1998 and March 31, 1997 .......................                5


           Notes to consolidated condensed financial statements --
           March 31, 1998 ................................................                6




Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................                9




PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ..............................               13

SIGNATURES ...............................................................               14

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                            Three months ended
                                                                March 31,
                                                          1998           1997
                                                        --------       --------
Net sales                                               $ 36,865       $ 25,551
Cost of sales                                             21,178         15,667

                                                        --------       --------
Gross profit                                              15,687          9,884
                                                        --------       --------

Operating expenses:
   Engineering, research and development                   8,515          4,485
   Selling, general and administrative                     9,072          6,335

                                                        --------       --------
Total operating expenses                                  17,587         10,820

                                                        --------       --------
Operating loss                                            (1,900)          (936)

Interest income                                            1,361          1,222
Other expense, net                                          (154)          (246)

                                                        --------       --------
Income (loss) before income taxes                           (693)            40

Provision (benefit) for income taxes                        (277)            14

                                                        --------       --------
Net income (loss)                                       $   (416)      $     26
                                                        ========       ========


Basic net income (loss) per share                       $  (0.02)      $   0.00
                                                        ========       ========

Diluted net income (loss) per share                     $  (0.02)      $   0.00
                                                        ========       ========

Shares used in basic calculations                         19,283         17,478
                                                        ========       ========

Shares used in diluted calculations                       19,283         17,857
                                                        ========       ========




      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                         March 31,   December 31,
                                                                                         ---------   ------------
                                                                                           1998          1997
                                                                                         ---------    ---------
                                                                                        (Unaudited)       (1)
Assets
Current assets:
   Cash and cash equivalents                                                             $  23,258    $  20,259
   Short-term investments                                                                  110,837      104,719
   Accounts receivable, net                                                                 24,545       35,852
   Inventories                                                                              25,915       26,032
   Prepaid expenses and other current assets                                                 3,699        4,577
   Deferred income taxes                                                                     7,613        7,613
                                                                                         ---------    ---------
      Total current assets                                                                 195,867      199,052

Deferred income taxes                                                                        1,214        1,214
Equipment and leasehold improvements, net                                                   15,578       16,392
Intangible assets, net                                                                      11,957       12,525
Other assets                                                                                   878          950
                                                                                         ---------    ---------
Total assets                                                                             $ 225,494    $ 230,133
                                                                                         =========    =========

Liabilities and stockholders' equity:
Current liabilities:
   Short-term borrowings                                                                 $   1,384    $   1,160
   Accounts payable                                                                          6,857        7,424
   Accrued liabilities                                                                      15,746       18,045
                                                                                         ---------    ---------
      Total current liabilities                                                             23,987       26,629

Deferred income taxes                                                                        3,765        3,770

Stockholders' equity:
   Preferred stock, $0.01 par value;
      authorized 1,000; none outstanding                                                        --           --
   Common stock, $0.01 par value;
      authorized 40,000; issued and outstanding
      19,690 at March 31, 1998 and 20,543 at
      December 31, 1997                                                                        197          205
   Additional paid-in capital                                                              129,112      133,600
   Deferred stock compensation                                                                (909)        (983)
   Retained earnings                                                                        69,347       78,736
   Accumulated other comprehensive loss                                                         (5)         (32)
                                                                                         ---------    ---------
                                                                                           197,742      211,526
   Less cost of common stock in treasury;
      none at March 31, 1998 and 800 at
      December 31, 1997                                                                         --       11,792
                                                                                         ---------    ---------
      Total stockholders' equity                                                           197,742      199,734
                                                                                         ---------    ---------
Total liabilities and stockholders' equity                                               $ 225,494    $ 230,133
                                                                                         =========    =========


(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 1997.


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                             Three months ended
                                                             ------------------
                                                                March 31,
                                                                ---------
                                                             1998        1997
                                                           --------    --------
Cash flows from operating activities:
Net income (loss)                                          $   (416)   $     26
Changes to income not affecting cash                          2,844       1,421
Changes in current assets and current liabilities             9,436        (752)

                                                           --------    --------
      Cash provided by operating activities                  11,864         695

Cash flow from investing activities:
Capital expenditures                                           (938)     (2,851)
Purchases of investments                                    (42,031)    (32,363)
Maturities of investments                                    35,689      57,636
Other assets                                                   (167)         96

                                                           --------    --------
      Cash provided by (used in) investing activities        (7,447)     22,518

Cash flow from financing activities:
Proceeds from short-term borrowings                             224         198
Sales of common stock, net of issuance costs                  1,594         696
Purchases of treasury stock                                  (3,271)       (473)

                                                           --------    --------
      Cash provided by (used in) financing activities        (1,453)        421

Effect of exchange rate changes                                  35          10

                                                           --------    --------
Net increase in cash and cash equivalents                     2,999      23,644
Cash and cash equivalents at beginning of period             20,259      11,141

                                                           --------    --------
Cash and cash equivalents at end of period                 $ 23,258    $ 34,785
                                                           ========    ========







      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE:  1  -  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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


NOTE:  2   -  INVENTORIES

Inventories were comprised of the following:



                                                    March 31,          December 31,
                                                    ---------          ------------
(in thousands)                                        1998                 1997
                                                     -------             -------
Raw materials                                        $12,491             $11,571
Work in process                                        7,170               8,499
Finished goods                                         6,254               5,962
                                                     -------             -------
                                                     $25,915             $26,032
                                                     =======             =======


NOTE:  3   -   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share and diluted net (loss) per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share was computed using the weighted average number of common shares, including the effect of dilutive securities attributable to stock options and restricted stock, outstanding during the period. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                              Three months ended
                                                              ------------------
                                                                  March 31,
                                                                  ---------
(in thousands, except per share data)
                                                              1998         1997
                                                             ------      -------
Numerator:
      Net income (loss)                                      $ (416)     $    26
                                                             ======      =======

Denominator:
Denominator for basic net income (loss)
       per share - weighted average shares                   19,283       17,478
                                                             ------      -------

      Effect of dilutive securities:
            Employee stock options                               --          279
            Restricted stock                                     --          100
                                                             ------      -------
      Dilutive potential common shares                           --          379
                                                             ------      -------

Denominator for diluted net income (loss) per share
      - adjusted weighted average shares                     19,283       17,857
                                                             ======      =======

Basic net income (loss) per share                            $(0.02)     $  0.00
                                                             ======      =======
Diluted net income (loss) per share                          $(0.02)     $  0.00
                                                             ======      =======


Options to purchase 2,172,000 shares of common stock and 100,000 shares of restricted common stock were outstanding at March 31, 1998, but were not included in the computation of diluted loss per share as the effect would be antidilutive.

In connection with the acquisition of Knights Technology, Inc. and Techne Systems, Inc., 135,191 and 120,000 shares of common stock have been placed in escrow through May 1998 and December 1999, respectively, subject to certain representations and warranties. These shares were not included in the computation of diluted loss per share as the effect would be antidilutive.


NOTE:  4   -   LEASE AGREEMENT

In March 1997, the Company entered into a five-year operating lease for approximately 21.5 acres of undeveloped land in San Jose, California. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates, the annual lease payments represent approximately $0.7 million. At the end of the lease, the Company has the option to acquire the property at its original cost of approximately $12.0 million and any current rent due and payable.

The guaranteed residual payment on the lease is approximately $12.0 million. The lease contains certain restrictive covenants. The Company was in compliance with these covenants at March 31, 1998. The lease also contains a collateral option, which would allow the Company to reduce rent expense. The Company has exercised the collateral option and at March 31, 1998, the Company had pledged cash of approximately $12.0 million which is included in cash and cash equivalents, since the Company can withdraw the cash with ten days notice.

NOTE:  5   -   ENVIRONMENTAL REMEDIATION

In 1997, the Company performed an environmental investigation on its leased property in Santa Clara, California, in cooperation with the California Regional Water Quality Board, and will be performing clean up activities on the property's soil. In the fourth quarter of 1997, the Company accrued $1.6 million for environmental remediation costs which was the Company's best estimate of its obligation. The Company has since incurred actual costs of $0.2 million. It is possible that the Company's recorded estimate of its obligations may change in the near term.


NOTE:  6   -   STOCK REPURCHASE PROGRAM

During the quarter, the Company repurchased 200,000 shares of its common stock at a cost of $3.3 million to complete the repurchase program authorized in 1996, and retired the 1,000,000 shares of its common stock held in treasury at a cost of $15.1 million.


NOTE:  7   -   COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income
(loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

For the quarters ended March 31, 1998 and 1997, total comprehensive loss amounted to $0.4 million and $0.2 million, respectively.


NOTE:  8   -   INCOME TAXES

The Company's estimated effective tax rate for the three months ended March 31, 1998 was a benefit rate of 40.0% compared to a tax rate of 34.0% for the first quarter of 1997. The Company's benefit rate for the first quarter of 1998 included the impact of estimated refundable taxes available in the carryback period. The first quarter 1997 tax rate of 34.0% reflected lower benefits for tax exempt income and R&D credits offset by higher foreign taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements, including statements regarding the Company's expectations, hopes or intentions regarding the future. Forward-looking statements include, but are not limited to, statements about gross profits, cash flow, liquidity, anticipated cash needs and availability. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. You should consult the risk factors listed from time to time in the Company's Annual Report on Form 10-K, as well as those disclosed in this discussion and analysis included under the sections titled "Factors That May Affect Results and Financial Condition" and "Volatility of Stock Price."

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:


                                                             Three months ended
                                                                 March 31,
                                                             1998          1997
                                                           -------       -------
Net sales                                                    100.0%        100.0%
Cost of sales                                                 57.4          61.3

                                                           -------       -------
Gross profit                                                  42.6          38.7
                                                           -------       -------

Operating expenses:
   Engineering, research and development                      23.1          17.6
   Selling, general and administrative                        24.6          24.8

                                                           -------       -------
Total operating expenses                                      47.7          42.4

                                                           -------       -------
Operating loss                                                (5.1)         (3.7)

Interest income                                                3.7           4.8
Other expense, net                                            (0.5)         (0.9)

                                                           -------       -------
Income (loss) before income taxes                             (1.9)          0.2

Provision (benefit) for income taxes                          (0.8)          0.1

                                                           -------       -------
Net income (loss)                                             (1.1)%         0.1%
                                                           =======       =======


RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended March 31, 1998 were $36.9 million, a 44.3% increase from net sales of $25.6 million in the comparable period last year in which the Company was still feeling the effect of a general downturn in the semiconductor industry which began to impact the Company's sales in the latter half of 1996. The increase was due primarily to higher system unit sales, particularly the sales of the Horizon 4090.

For the quarters ended March 31, 1998 and 1997, net sales comprised of the Horizon 4000 series (68.8% and 66.8%, respectively), the 2000 series (10.0% and 12.2%, respectively) and aftermarket sales, consisting primarily of service, spare parts and upgrades (15.7% and 21.0%, respectively). For the quarter ended March 31, 1998, an additional 5.4% of net sales came from the Knights yield management software business, which was acquired in May 1997, with an immaterial amount from the newly acquired inspection products business.

For the quarter ended March 31, 1998, international sales accounted for 41.9% of net sales as compared to 45.2% for the same period last year. The decrease in the percentage of international sales was due primarily to lower Korean sales in the first quarter of 1998 from 1997. In absolute dollars, except for decreases in Korea and Japanese sales, the Company experienced sales increases in North America, Europe, and the other Asian Pacific regions. The Company's international sales will likely continue to account for a significant portion of net sales in 1998. However, current Asian economic conditions may have an adverse impact on international sales for the year.

The ongoing uncertainty surrounding the Asian financial conditions, along with volatility in product demand and pricing, have caused semiconductor manufacturers to exercise caution in making capital equipment decisions. As a result of the uncertainties in this market environment, any rescheduling or cancellations of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit

Gross profit, as a percentage of sales, was 42.6% for the first quarter of 1998, compared to 38.7% for the first quarter of 1997. The increase in gross profit, as a percentage of sales, was primarily attributable to manufacturing efficiencies from a larger production volume, the increment in higher margin yield management software sales, and the transfer of labor and related overhead to support research and development efforts for the next-generation prober. This was offset partially by a sales shift from higher margin, mature products to the Horizon 4090, which has lower margins due to higher material costs.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $8.5 million for the first quarter of 1998, up 89.9% from $4.5 million in the comparable quarter of a year ago. This increase was primarily a result of accelerated spending, which consisted of project materials and absorbed manufacturing labor, in the 300mm and the 4090 Horizon 4090u (micro) programs. In addition, the incremental costs related to the acquired yield management software and inspection products businesses contributed to the increase.

Engineering, research and development expenses consist primarily of salaries, project materials, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $9.1 million for the first quarter of 1998, up 43.2% from $6.3 million in the comparable quarter last year. This was mainly attributable to the incremental costs and the amortization of goodwill related to the acquired yield management software and inspection products businesses, and to a lesser extent, an increase in the prober business administrative support headcount and operating costs related to the new land lease.

Income Taxes

The Company's estimated effective tax rate for the three months ended March 31, 1998 was a benefit rate of 40.0% compared to a tax rate of 34.0% for the first quarter of 1997. The Company's benefit rate for the first quarter of 1998 included the impact of estimated refundable taxes available in the carryback period. The first quarter 1997 tax rate of 34.0% reflected lower benefits for tax exempt income and R&D credits offset by higher foreign taxes. Management concluded that a valuation allowance of approximately $1.3 million was required for acquired net operating losses that were significantly limited due to change of ownership rules and foreign tax credit carryforwards.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

The Company's future operating results may be affected by inherent uncertainties that exist in the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, unexpected additional environmental remediation expenses in the event the current remediation efforts need to be expanded or ongoing investigation reveals additional contamination, timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, financial instability in Asian markets, introduction of competitors' products having technological and/or pricing advantages, and integration of the businesses of Knights and Techne into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. Accordingly, recent historical operating results should only be one source of information when evaluating the future financial performance of the Company.

The Company has determined that it will need to modify, upgrade or replace significant portions of its software so that its computer systems will function properly in the year 2000 and beyond. The Company has begun discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is in the process of assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no material adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well under way with these efforts and they are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there is no guarantee that the systems of other companies, including supplier and customers on which the Company's systems, operations and sales rely, will be converted on a timely basis and failures to effect such conversion could have a material effect on the Company. The cost of the Year 2000 initiatives is currently not expected to be material to the Company's results of operations or financial position. There can be no assurance, however, that the Year 2000 issues will be successfully resolved, that the failure to, or cost of, resolving Year 2000 issues will not significantly impact the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments were $134.1 million at March 31, 1998, an increase of $9.1 million from December 31, 1997.

Operating activities generated cash of $11.9 million during the first quarter of 1998. This was due to a decrease in net current assets of $9.4 million and noncash charges to income of $2.8 million, offset by a net loss of $0.4 million. Accounts receivable decreased by $11.3 million due primarily from collection of receivables from the immediate prior quarter's higher sales level.

Cash used in investing activities was $7.4 million due primarily from net purchases of investments of $6.3 million and capital expenditures of $0.9 million for engineering design and test equipment, manufacturing leasehold improvements, and enhancement of the Company's information technology infrastructure.

Cash used in financing activities was $1.5 million. This was attributed to the repurchase of an additional 200,000 shares of the Company's common stock at a cost of $3.3 million, offset by the sale of common stock of $1.6 million under employee stock plans and additional short-term borrowings of $0.2 million by the Company's Japanese subsidiary.

At March 31, 1998, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $4.5 million (denominated in Yen). Amounts outstanding under these facilities at March 31, 1998 were $1.4 million. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

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








                                                   ELECTROGLAS, INC.



DATE:     May 12, 1998                      BY:    /s/ Armand J. Stegall
     -----------------------------             -----------------------------
                                                   Armand J. Stegall
                                                   Chief Financial Officer

INDEX TO EXHIBITS


EXHIBIT            DESCRIPTION

27          Financial Data Schedule