Form 10-Q
period 1998-06-30
ELECTROGLAS INC
filed 1998-08-13
CIK 902281

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the Quarter Ended June 30, 1998

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


                           Yes  X             No
                               ---               ---
As of July 31, 1998, 19,723,435 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX



                                ELECTROGLAS, INC.


                                                                        Page No.
                                                                        -------
PART I  FINANCIAL INFORMATION
Item 1  Consolidated Condensed Financial Statements

        Consolidated Condensed Statements of Operations -- Three months
        and six months ended June 30, 1998 and June 30, 1997 ..........       3

        Consolidated Condensed Balance Sheets -- June 30, 1998
        and December 31, 1997 .........................................       4

        Consolidated Condensed Statements of Cash Flows -- Six months
        ended June 30, 1998 and June 30, 1997 .........................       5

        Notes to Consolidated Condensed Financial Statements --
        June 30, 1998 .................................................       6

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations .................       9

Item 3  Quantitative and Qualitative Disclosure About Market Risks .....     14

PART II OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security-Holders ............     15
                                                                                                                           --
Item 5  Other Information ..............................................     15

Item 6  Exhibits and Reports on Form 8-K ...............................     15



SIGNATURES .............................................................     16


PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              Three months ended          Six months ended
                                                   June 30,                    June 30,
                                          ---------------------------  ------------------------
                                               1998         1997          1998        1997
                                               ----         ----          ----        ----
Net sales                                    $ 27,538    $ 36,075      $ 64,403    $ 61,626
Cost of sales                                  20,652      20,211        41,830      35,878
                                              -------     -------       -------     -------
Gross profit                                    6,886      15,864        22,573      25,748
                                              -------     -------       -------     -------

Operating expenses:
   Engineering, research and development        7,948       5,310        16,463       9,795
   Selling, general and administrative .        8,935       7,590        18,007      13,925
   In-process research and development .         --        23,500          --        23,500
                                              -------     -------       -------     -------
Total operating expenses                       16,883      36,400        34,470      47,220
                                              -------     -------       -------     -------
Operating loss                                 (9,997)    (20,536)      (11,897)    (21,472)

Interest income                                 1,350       1,246         2,711       2,468
Other income (expense), net                        68         (54)          (86)       (300)
                                              -------     -------       -------     -------
Loss before income taxes                       (8,579)    (19,344)       (9,272)    (19,304)

Provision (benefit) for income taxes           (3,432)      1,371        (3,709)      1,385
                                              -------     -------       -------     -------
Net loss                                     $ (5,147)   $(20,715)     $ (5,563)   $(20,689)
                                              =======     =======       =======     =======


Net loss per share                          $  (0.26)    $  (1.14)     $  (0.29)   $  (1.16)
                                              =======     =======       =======     =======

Shares used in calculations                    19,450      18,138        19,411      17,800
                                              =======     =======       =======     =======










      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                               June 30,      December 31,
                                                                                 1998            1997
                                                                               ---------       ---------
                                                                              (Unaudited)        (1)
Assets
Current assets:
   Cash and cash equivalents                                                    $  26,119       $  20,259
   Short-term investments                                                         106,583         104,719
   Accounts receivable, net                                                        22,413          35,852
   Inventories                                                                     19,490          26,032
   Prepaid expenses and other current assets                                        7,847           4,577
   Deferred income taxes                                                            7,613           7,613
                                                                                ---------       ---------
     Total current assets                                                         190,065         199,052

Deferred income taxes                                                               1,214           1,214
Equipment and leasehold improvements, net                                          14,500          16,392
Intangible assets, net                                                             11,198          12,525
Other assets                                                                          805             950
                                                                                ---------       ---------
Total assets                                                                    $ 217,782       $ 230,133
                                                                                =========       =========

Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings                                                        $   2,219       $   1,160
   Accounts payable                                                                 4,998           7,424
   Accrued liabilities                                                             13,059          18,045
                                                                                ---------       ---------
     Total current liabilities                                                     20,276          26,629

Deferred income taxes                                                               3,767           3,770

Stockholders' equity:
   Preferred stock, $0.01 par value;
     authorized 1,000; none outstanding                                              --              --
   Common stock, $0.01 par value;
     authorized 40,000; issued and outstanding 19,784 at June 30,
     1998 and 20,543 at December 31, 1997                                             198             205
   Additional paid-in capital                                                     130,186         133,600
   Deferred stock compensation                                                       (835)           (983)
   Retained earnings                                                               64,200          78,736
   Accumulated other comprehensive loss                                               (10)            (32)
                                                                                ---------       ---------
                                                                                  193,739         211,526
   Less cost of common stock in treasury;
     none at June 30, 1998 and 800 at
     December 31, 1997                                                               --            11,792
                                                                                ---------       ---------
     Total stockholders' equity                                                   193,739         199,734

                                                                                ---------       ---------
Total liabilities and stockholders' equity                                      $ 217,782       $ 230,133
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

      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six months ended
                                                                  June 30 ,
                                                         ---------------------------
                                                            1998             1997
                                                            ----             ----
Cash flows from operating activities:
Net loss                                                  $  (5,563)     $  (20,689)
Changes to income not affecting cash                          5,999          26,831
Changes in current assets and current liabilities
   net of effects from acquisition                            9,299          (9,163)
                                                          ---------       ---------
     Cash provided by (used in) operating activities          9,735          (3,021)

Cash flow from investing activities:
Capital expenditures                                         (1,862)         (5,055)
Purchases of investments                                    (76,459)        (86,919)
Maturities of investments                                    74,058         106,757
Other assets                                                   (138)           (139)
Cash acquired in acquisition                                   --               973
                                                          ---------       ---------
     Cash provided by (used in) investing activities         (4,401)         15,617

Cash flow from financing activities:
Proceeds from short-term borrowings                           1,059           1,048
Payments of short-term borrowings                              --            (1,250)
Sales of common stock, net of issuance costs                  2,669           2,368
Purchases of treasury stock                                  (3,271)           (473)
                                                          ---------       ---------
     Cash provided by financing activities                      457           1,693

Effect of exchange rate changes                                  69             (75)
                                                          ---------       ---------
Net increase in cash and cash equivalents                     5,860          14,214
Cash and cash equivalents at beginning of period             20,259          11,141
                                                          ---------        --------
Cash and cash equivalents at end of period                $  26,119       $  25,355
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

Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

The Company's fiscal year end is December 31. The Company's fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

USE OF ESTIMATES - The preparation of the accompanying unaudited consolidated condensed financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

NOTE: 2   -  INVENTORIES

Inventories were comprised of the following:

                                            June 30,      December 31,
(in thousands)                                1998            1997
--------------                                ----            ----
Raw materials                               $ 8,044         $11,571
Work in process                               6,968           8,499
Finished goods                                4,478           5,962
                                            -------         -------
                                            $19,490         $26,032
                                            =======         =======

NOTE: 3   -   NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The effect of stock options and restricted stock were not included in the calculation of diluted net loss per share for the three and six months ended June 30, 1998 and 1997 as the effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share:


                                                               Three months ended                Six months ended
                                                                     June 30,                        June 30,
(in thousands, except per share data)                       ---------------------------      --------------------------
                                                               1998             1997            1998             1997
                                                               ----             ----            ----             ----
Numerator:
     Net loss                                               $ (5,147)         $ (20,715)      $ (5,563)       $ (20,689)
                                                            ---------        -----------      ----------      ----------
Denominator:
     Denominator for basic and diluted net loss per
     share - weighted average shares                           19,450            18,138          19,411           17,800
                                                            ---------        -----------      ----------      ----------
Basic and diluted net loss per share                        $  (0.26)       $    (1.14)      $   (0.29)       $   (1.16)
                                                            =========        ===========      ==========      ==========

Options to purchase 2,305,000 shares of common stock and 100,000 shares of restricted common stock were outstanding at June 30, 1998, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

In connection with the acquisition of Techne Systems, Inc., 120,000 shares of common stock have been placed in escrow through December 1999 subject to certain representations and warranties. Related to the Knights acquisition 44,000 shares of common stock remain in escrow. The escrow shares related to both acquisitions were not included in the computation of diluted net loss per share as the effect would be antidilutive.

NOTE: 4   -   LEASE AGREEMENT

In March 1997, the Company entered into a five-year operating lease for approximately 21.5 acres of undeveloped land in San Jose, California. The lease documentation includes terms and provisions for further funding for construction of buildings.

During the quarter, the Company and a bank signed an agreement committing the latter party to provide a construction allowance of $43.0 million and committing both parties to certain revisions to the financial covenants set forth in the lease dated March 31, 1997. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current rates, the annual lease payments represent approximately $0.7 million on the current lease amount of $12.0 million and such annual lease payments will increase as construction funding increases throughout the estimated construction period of 18 to 24 months. At the end of the lease, the Company has the option to acquire the property (parcels of land and buildings) at its projected cost of approximately $55.0 million. Construction began on August 5, 1998.

The guaranteed residual payment on the lease is approximately $55.0 million. The lease contains certain restrictive covenants. The Company was in compliance with these covenants at June 30, 1998. The lease also contains a collateral option which would allow the Company to reduce rent expense. The Company has exercised the collateral option and at June 30, 1998, the Company had pledged cash of $12.0 million which is included in cash and cash equivalents, since the Company can withdraw the cash within ten days notice.

NOTE:5   -   ENVIRONMENTAL REMEDIATION

In 1997, the Company performed an environmental investigation on its leased property in Santa Clara, California, in cooperation with the California Regional Water Quality Board, and will be performing clean up activities on the property's soil. In the fourth quarter of 1997, the Company accrued $1.6 million for environmental remediation costs which was the Company's best estimate of its obligation. The Company has since incurred actual costs of $0.5 million. It is possible that the Company's recorded estimate of its obligations may change in the near term.

NOTE:6   -  STOCKHOLDERS EQUITY

Stock repurchase program. On March 14, 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's stock on the open market. The Company has since completed the repurchase program and retired the 1,000,000 shares of its common stock held in treasury at a cost of $15.1 million. On May 19, 1998, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's stock beyond the initial program to reduce the dilution resulting from its employee stock option and stock purchase plans. Subsequent to the quarter ended June 30, 1998, the Company repurchased 62,400 shares of its common stock at a cost of $0.8 million.

Stock option plan. On May 19, 1998, the Company's stockholders approved an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance from 750,000 to 1,050,000.

Employee stock purchase plan. On May 19, 1998, the Company's stockholders approved the 1998 Employee Stock Purchase Plan replacing the 1993 Employee Stock Purchase Plan that expired in June 1998. Under the new plan, 500,000 shares were reserved for issuance to eligible employees who may purchase stock at 85% of its fair value on specified dates through payroll deductions.

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

For the quarters ended June 30, 1998 and 1997, total comprehensive loss amounted to $5.2 million and $20.7 million, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive loss amounted to $5.5 million and $20.9 million, respectively.

NOTE: 8   -   INCOME TAXES

The difference between the federal statutory rate of 35.0% and the benefit rate of 40.0% was primarily due to the benefit of refundable taxes due to losses and tax exempt income on lower pretax earnings, offset by non-deductible goodwill amortization and foreign losses not benefited.

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

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                             Three months ended     Six months ended
                                                   June 30,             June 30,
                                             ------------------     ----------------
                                              1998       1997       1998       1997
                                              ----       ----       ----       ----
Net sales                                     100.0%     100.0%     100.0%     100.0%
Cost of sales                                  75.0       56.0       65.0       58.2
                                              -----      -----      -----      -----
Gross profit                                   25.0       44.0       35.0       41.8
                                              -----      -----      -----      -----
Operating expenses:
   Engineering, research and development       28.9       14.7       25.6       15.9
   Selling, general and administrative         32.4       21.0       27.9       22.6
   In-process research and development           --       65.2         --       38.1
                                              -----      -----      -----      -----
Total operating expenses                       61.3      100.9       53.5       76.6
                                              -----      -----      -----      -----
Operating loss                                (36.3)     (56.9)     (18.5)     (34.8)

Interest income                                 4.9        3.5        4.2        4.0
Other income (expense), net                     0.2       (0.2)      (0.1)      (0.5)
                                              -----      -----      -----      -----
Loss before income taxes                      (31.2)     (53.6)     (14.4)     (31.3)

Provision (benefit) for income taxes          (12.5)       3.8       (5.8)       2.3
                                              -----      -----      -----      -----
Net loss                                      (18.7)%    (57.4)%     (8.6)%    (33.6)%
                                              =====      =====      =====      =====


RESULTS OF OPERATIONS

Net Sales

The Company, along with the semiconductor equipment industry in general, is currently experiencing a downturn caused by a number of factors, including economic conditions in Asia, excess capacity in the DRAM market, semiconductor pricing pressures, and the growth of the sub-$1000 PC. These factors have all combined to reduce customer spending on new capital equipment which has affected the Company's sales during the current quarter.

Net sales for the quarter ended June 30, 1998 were $27.5 million, a 23.7% decline from net sales of $36.1 million in the comparable period last year. The decrease was due primarily to lower system unit sales of the older Horizon 4000 models. Net sales for the first six months of 1998 were $64.4 million, a 4.5% increase from net sales of $61.6 million for the same period last year. The increase was due principally to higher system unit sales of the newer Horizon 4090 models and revenues generated from the acquired yield management and inspection system businesses, offset by a decline in lower system unit sales of the older Horizon 4000 models.


For the quarters ended June 30, 1998 and 1997, net sales comprised of the Horizon 4000 series (52.0% and 66.5%, respectively), the 2000 series (11.0% and 12.7%, respectively), Knights software and Techne inspection systems (17.3% and 3.5%, respectively) and aftermarket sales, consisting primarily of service, spare parts and upgrades (19.7% and 17.3%, respectively).

For the six months ended June 30, 1998 and 1997, net sales comprised of the Horizon 4000 series (61.5% and 66.6%, respectively), the 2000 series (10.4% and 12.5%, respectively), Knights software and Techne inspection systems (10.6% and 2.1%, respectively) and aftermarket sales (17.5% and 18.8%, respectively).

For the quarter ended June 30, 1998, international sales accounted for 43.7% of net sales as compared to 37.7% for the same period last year. The increase in the percentage of international sales was due principally to higher European sales in 1998 from 1997. Except for an increase in European sales, the Company experienced sales declines, in absolute dollars, across its major geographic markets.

For the first six months of 1998, international sales accounted for 42.7% of net sales as compared to 40.8% for the same period last year. The increase in the percentage of international sales was attributable primarily to higher European sales in 1998 from 1997. In absolute dollars, the increase in European sales were partially offset by a decrease in Korean sales, while North American and other Asian Pacific sales remained relatively flat during the first six months of 1998 from 1997.

The Company's international sales will likely continue to account for a significant portion of net sales in 1998. However, current Asian economic conditions may continue to have an adverse impact on international sales for the year.

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

Gross Profit

Gross profit, as a percentage of sales, was 25.0% for the second quarter of 1998, compared to 44.0% for the second quarter of 1997. Gross profit was negatively impacted by an inventory adjustment of $2.5 million recorded in the second quarter of 1998 resulting from the rapid product transition from the older Horizon 4000 models to the newer 4090 models. In addition, gross profit was reduced by $1.2 million during the current quarter related to capitalized profit in inventory on shipped inspection systems. Gross profit was also negatively impacted by reduced leveraging of fixed overhead costs from lower sales in the prober business. These decreases in gross profit were offset partially by higher margin yield management software sales in the current quarter.

For the first six months of 1998, gross profit, as a percentage of sales, was 35.0% compared to 41.8% for the same period last year. Gross profit was negatively impacted by an inventory adjustment of $2.5 million recorded in the second quarter of 1998 resulting from rapid product transition. In addition, gross profit was reduced by $1.2 million during the current quarter related to capitalized profit in inventory on shipped inspection systems. These decreases in gross profit were offset partially by higher margin yield management software sales, and the transfer of labor and related overhead to support research and development efforts for the next-generation prober in the first half of 1998.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $7.9 million in the second quarter of 1998, up 49.7% from $5.3 million in the second quarter of 1997. As a percentage of sales, these expenses increased to 28.9% in the second quarter of 1998 from 14.7% in the same period last year.

For the first six months of 1998, these expenses were $16.5 million, up 68.1% from $9.8 million in the comparable quarter of a year ago. As a percentage of sales, these expenses increased to 25.6% in the first six months of 1998 from 15.9% in the same period last year.

The increase in both periods was primarily a result of accelerated spending, which consisted of project materials and absorbed manufacturing labor and related overhead, in the 300mm and the 4090 Horizon 4090u (micro) programs. In addition, incremental research and development costs related to the acquired yield management software and inspection products businesses contributed to the increase.

Engineering, research and development expenses consist primarily of salaries, project materials, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $8.9 million for the second quarter of 1998, up 17.7% from $7.6 million in the comparable quarter last year. For the first six months of 1998, these expenses were $18.0 million, up 29.3% from $13.9 million in the comparable period of a year ago. The increase in both periods was due primarily to higher incremental operational expenses and goodwill amortization related to the acquired yield management software and inspection products businesses. In addition, $0.3 million of costs associated with severance compensation and facilities consolidation were charged during the second quarter of 1998.

Acquired In-Process Research and Development

Acquired in-process research and development costs of $23.5 million in the second quarter of 1997 were attributable to the Company's purchase of Knights Technology, Inc.

Income Taxes

The Company's estimated effective tax rate for the three and six months ended June 30, 1998 was a benefit rate of 40.0% compared to the tax rate of 33.0%, before in-process research and development write-offs, for the comparable periods of 1997. The Company's benefit rate for 1998 included the impact of estimated refundable taxes available in the carryback period due to the Company's projected losses for the year. Compared to 1998, the 1997 tax rate of 33.0%, before in-process R&D write-offs, reflected higher foreign and state taxes offset by greater benefits for tax exempt investment income, tax exempt foreign sales, and research and development credits. The 1997 charge for the in-process research and development was a non-deductible expense for tax purposes. Management concluded that a valuation allowance of approximately $1.3 million is required for acquired net operating losses that are significantly limited due to change of ownership rules and foreign tax credit carryforwards.


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

The Company has determined that it will need to modify, upgrade or replace significant portions of its software so that its computer systems will function properly in the year 2000 and beyond. The Company is engaged in discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is in the process of assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no material adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well under way with these efforts and they are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies, including suppliers and customers on which the Company's systems, operations and sales rely, and with which they interact, will be converted on a timely basis and failures to effect such conversion could have a material effect on the Company. The cost of the Year 2000 initiatives is currently not expected to be material to the Company's results of operations or financial position. There can be no assurance, however, that the Year 2000 issues will be successfully resolved, that the failure to, or cost of, resolving Year 2000 issues will not significantly impact the Company's results of operations or financial position.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments were $132.7 million at June 30, 1998, an increase of $7.7 million from $125.0 million at December 31, 1997.

Operating activities generated cash of $9.7 million during the first six months of 1998. This was due to a decrease in net current assets of $9.3 million and noncash charges to income of $6.0 million, offset by a net loss of $5.6 million. Accounts receivable decreased by $13.4 million due primarily to a decline in sales from the December 1997 quarter. Inventories were reduced by $6.5 million due to inventory adjustments and lower production levels in the first half of 1998. These cash generating assets were partially offset by a decrease in accrued liabilities and accounts payable of $5.0 million and $2.4 million, respectively, and an increase in income taxes receivable of $3.0 million.

Cash used in investing activities was $4.4 million due primarily from net purchases of investments of $2.4 million and capital expenditures of $1.9 million for engineering design and test equipment, manufacturing leasehold improvements, and enhancement of the Company's information technology infrastructure.

Cash provided by financing activities was $0.5 million. This resulted from the sale of common stock of $2.7 million under employee stock plans and additional short-term borrowings of $1.1 million by the Company's Japanese subsidiary, offset by the repurchase of an additional 200,000 shares of the Company's common stock at a cost of $3.3 million.

At June 30, 1998, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $4.4 million (denominated in Yen). Amounts outstanding under these facilities at June 30, 1998 were $2.2 million. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

On July 1, 1998, the Company amended its lease agreement dated March 31, 1997 to provide a construction allowance of $43.0 million to build its new campus in San Jose. Based on current rates, the annual lease payments represent approximately $0.7 million on the current lease amount of $12.0 million and such annual lease payments will increase as construction funding increases throughout the estimated construction period of 18 to 24 months. At the end of the lease, the Company has the option to acquire the property (parcels of land and buildings) at its projected cost of approximately $55.0 million.

In July 1998, the Company repurchased 62,400 shares of its common stock at a cost of $0.8 million.

Historically, the Company has generated cash in an amount sufficient to fund its operations. The Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations including capital expenditures for the foreseeable future.


VOLATILITY OF STOCK PRICE

The Company believes that any of the following factors can cause the price of the Company's Common Stock to fluctuate, perhaps substantially: announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of substantial amounts of securities of the Company in the marketplace, general conditions in the semiconductor industry or worldwide economy, particularly softness in demand for semiconductor equipment related to continued or worsened economic conditions in Asia, a shortfall in revenue or earnings from or changes in analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights, and changes in the Company's relationships with certain customers and suppliers. In addition, in recent years, the stock market in general, and the market for the shares of small capitalization stocks in particular, including the Company's, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not Applicable.

PART     II. OTHER INFORMATION


Item     4. Submission of Matters to a Vote of Security-Holders

At the Company's Annual Meeting of Stockholders held on May 19, 1998, the stockholders:

(1) elected Roger D. Emerick and Robert J. Frankenberg as Class II directors. Roger D. Emerick received 16,592,328 affirmative votes, 669,069 negative votes and no abstentions. Robert J. Frankenberg received 16,592,628 affirmative votes, 668,769 negative votes and no abstentions. The following directors continued in office after the meeting - Neil R. Bonke, Joseph F. Dox and Curtis S. Wozniak.

(2) ratified and approved an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder from 750,000 to 1,050,000, with 11,257,681 affirmative votes, 5,505,489 negative votes, 269,866 abstentions and 228,361 broker non-votes.

(3) approved the Company's 1998 Employee Stock Purchase Plan, with 14,671,482 affirmative votes, 2,101,078 negative votes, 260,476 abstentions and 228,361 broker non-votes.

(4) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1998, with 17,181,388 affirmative votes, 44,962 negative votes and 35,047 abstentions.


Item     5. Other Information

Any stockholder proposal submitted outside of the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Registrant's 1999 Annual Meeting of Stockholders will be considered untimely for the purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Registrant after February 22, 1999.


Item     6. Exhibits and Reports on Form 8-K


            (a)   Exhibits:

                  10.1 Construction Funding Agreement (First Amendment to Lease) Between BNP Leasing Corporation and Electroglas, Inc. dated July 1, 1998

                  10.2  Electroglas, Inc. 1998 Employee Stock Purchase Plan

                  27    Financial Data Schedule


            (b)  Reports on Form 8-K:

                 None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         ELECTROGLAS, INC.



 DATE: August 12, 1998                   BY:   /s/ Armand J. Stegall
      -----------------                       ---------------------
                                               Armand J. Stegall
                                               Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT                    DESCRIPTION
-------                    -----------
10.1 Construction Funding Agreement (First Amendment to Lease) Between BNP Leasing Corporation and Electroglas, Inc. dated July 1, 1998

10.2              Electroglas, Inc. 1998 Employee Stock Purchase Plan

27                Financial Data Schedule