Form 10-Q
period 1998-09-30
ELECTROGLAS INC
filed 1998-11-12
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   -----------
                                    FORM 10-Q
                                   -----------


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the Quarter Ended September 30, 1998

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

                             Yes [X]          No [ ]

As of October 31, 1998, 19,724,172 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX


                                ELECTROGLAS, INC.


                                                                               Page No.
                                                                               --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

           Consolidated Condensed Statements of Operations -- Three
           months and nine months ended September 30, 1998 and
           September 30, 1997...................................................   3

           Consolidated Condensed Balance Sheets -- September 30, 1998
           and December 31, 1997................................................   4

           Consolidated Condensed Statements of Cash Flows -- Nine
           months ended September 30, 1998 and September 30, 1997...............   5

           Notes to Consolidated Condensed Financial Statements --
           September 30, 1998...................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................  10

Item 3.    Quantitative and Qualitative Disclosure About Market Risks...........  18


PART II.   OTHER INFORMATION

Item 5.    Other Information....................................................  19

Item 6.    Exhibits and Reports on Form 8-K.....................................  19


SIGNATURES......................................................................  20

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                               Three months ended          Nine months ended
                                               ------------------          -----------------
                                                  September 30,               September 30,
                                                1998         1997          1998         1997
                                             ----------   ---------     ----------   ----------
Net sales                                    $   22,497   $  44,263     $   86,900   $  105,889
Cost of sales                                    15,156      24,556         56,986       60,434
                                             ----------   ---------     ----------   ----------
Gross profit                                      7,341      19,707         29,914       45,455
                                             ----------   ---------     ----------   ----------

Operating expenses:
  Engineering, research and development           7,956       5,678         24,419       15,473
  Selling, general and administrative             8,084       8,758         26,091       22,683
  In-process research and development                --          --             --       23,500
                                             ----------   ---------     ----------   ----------
Total operating expenses                         16,040      14,436         50,510       61,656
                                             ----------   ---------     ----------   ----------
Operating income (loss)                          (8,699)      5,271        (20,596)     (16,201)

Interest income                                   1,383       1,463          4,094        3,931
Other expense, net                                  (43)        (32)          (129)        (332)
                                             ----------   ---------     ----------   ----------
Income (loss) before income taxes                (7,359)      6,702        (16,631)     (12,602)

Provision (benefit) for income taxes             (1,613)      1,015         (5,322)       2,400
                                             ----------   ---------     ----------   ----------
Net income (loss)                            $   (5,746)  $   5,687     $  (11,309)  $  (15,002)
                                             ==========   =========     ==========   ==========

Basic net income (loss) per share            $    (0.30)  $    0.30     $    (0.58)  $    (0.82)
                                             ==========   =========     ==========   ==========

Diluted net income (loss) per share          $    (0.30)  $    0.29     $    (0.58)  $    (0.82)
                                             ==========   =========     ==========   ==========

Shares used in basic calculations                19,467      19,067         19,429       18,218
                                             ==========   =========     ==========   ==========

Shares used in diluted calculations              19,467      19,918         19,429       18,218
                                             ==========   =========     ==========   ==========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                           September 30,    December 31,
                                                               1998             1997
                                                           ------------     ------------
                                                            (Unaudited)         (1)
Assets
Current assets:
  Cash and cash equivalents                                $     34,563     $     20,259
  Short-term investments                                         99,348          104,719
  Accounts receivable, net                                       18,051           35,852
  Inventories                                                    16,702           26,032
  Prepaid expenses and other current assets                      10,809            4,577
  Deferred income taxes                                           7,613            7,613
                                                           ------------     ------------
    Total current assets                                        187,086          199,052

Deferred income taxes                                             1,214            1,214
Equipment and leasehold improvements, net                        13,252           16,392
Intangible assets, net                                           10,656           12,525
Other assets                                                        773              950
                                                           ------------     ------------
Total assets                                               $    212,981     $    230,133
                                                           ============     ============

Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                                    $      2,868     $      1,160
  Accounts payable                                                4,675            7,424
  Accrued liabilities                                            14,290           18,045
                                                           ------------     ------------
    Total current liabilities                                    21,833           26,629

Deferred income taxes                                             3,779            3,770

Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 1,000; none outstanding                               --               --
  Common stock, $0.01 par value;
    authorized 40,000; issued and outstanding
    19,787 at September 30, 1998 and 20,543
    at December 31, 1997                                            198              205
  Additional paid-in capital                                    130,200          133,600
  Deferred stock compensation                                      (762)            (983)
  Retained earnings                                              58,454           78,736
  Accumulated other comprehensive income (loss)                     100              (32)
                                                           ------------     -------------
                                                                188,190          211,526
  Less cost of common stock in treasury;
    62 at September 30, 1998 and 800 at
    December 31, 1997                                               821           11,792
                                                           ------------     ------------
    Total stockholders' equity                                  187,369          199,734
                                                           ------------     ------------
Total liabilities and stockholders' equity                 $    212,981     $    230,133
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

      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine months ended
                                                              -----------------
                                                                 September 30,
                                                           1998             1997
                                                       ------------     ------------
Cash flows from operating activities:
Net loss                                               $    (11,309)    $    (15,002)
Changes to income not affecting cash                          9,405           29,073
Changes in current assets and current liabilities
  net of effects from acquisition                            14,395          (13,796)
                                                       ------------     ------------
    Cash provided by operating activities                    12,491              275

Cash flow from investing activities:
Capital expenditures                                         (2,828)          (7,055)
Purchases of investments                                   (140,713)        (157,529)
Maturities of investments                                   145,403          172,917
Other assets                                                   (391)            (225)
Cash acquired in acquisition                                     --              973
                                                       ------------     ------------
    Cash provided by investing activities                     1,471            9,081

Cash flow from financing activities:
Proceeds from short-term borrowings                           1,708            1,575
Payments of short-term borrowings                                --           (1,250)
Sales of common stock, net of issuance costs                  2,683            6,288
Purchases of treasury stock                                  (4,092)            (473)
                                                       ------------     ------------
    Cash provided by financing activities                       299            6,140

Effect of exchange rate changes                                  43                5
                                                       ------------     ------------

Net increase in cash and cash equivalents                    14,304           15,501
Cash and cash equivalents at beginning of period             20,259           11,141
                                                       ------------     ------------
Cash and cash equivalents at end of period             $     34,563     $     26,642
                                                       ============     ============


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

Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

NOTE: 2 - INVENTORIES

Inventories were comprised of the following:

                                          September 30,       December 31,
(in thousands)                                1998                1997
--------------                            -------------       ------------
Raw materials                               $   6,286          $ 11,571
Work in process                                 6,013             8,499
Finished goods                                  4,403             5,962
                                            ---------          --------
                                            $  16,702          $ 26,032
                                            =========          ========

NOTE: 3 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share and diluted net (loss) per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share was calculated using the weighted average number of common shares, including the effect of dilutive securities attributable to stock options, restricted stock, and stock placed in escrow related to acquisitions, outstanding during the period. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                               Three months ended        Nine months ended
                                               ------------------        -----------------
                                                  September 30,             September 30,
(in thousands, except per share data)            1998        1997         1998         1997
-------------------------------------        ----------   ---------   ----------   ----------
Numerator:
Net income (loss)                            $   (5,746)  $   5,687   $  (11,309)  $  (15,002)
                                             ==========   =========   ==========   ==========

Denominator:
Denominator for basic net income (loss)
    per share - weighted average shares          19,467      19,067       19,429       18,218
                                             ----------   ---------   ----------   ----------

    Effect of dilutive securities:
       Employee stock options                        --         616           --           --
       Restricted stock                              --         100           --           --
       Stock in escrow from acquisitions             --         135           --           --
                                             ----------   ---------   ----------   ----------
    Dilutive potential common shares                 --         851           --           --
                                             ----------   ---------   ----------   ----------

Denominator for diluted net income (loss)
    per share - adjusted weighted
    average shares                               19,467      19,918       19,429       18,218
                                             ==========   =========   ==========   ==========

Basic net income (loss) per share            $    (0.30)  $    0.30   $    (0.58)  $    (0.82)
                                             ==========   =========   ==========   ==========
Diluted net income (loss) per share          $    (0.30)  $    0.29   $    (0.58)  $    (0.82)
                                             ===========  =========   ==========   ==========

Options to purchase 2,436,000 shares of common stock and 100,000 shares of restricted common stock were outstanding at September 30, 1998, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

In connection with the acquisition of Techne Systems, Inc., 120,000 shares of common stock have been placed in escrow through December 1999 subject to certain representations and warranties. Related to the Knights acquisition, 44,000 shares of common stock remain in escrow. The escrow shares related to both acquisitions were not included in the computation of diluted net loss per share as the effect would be antidilutive.

NOTE: 4 - LEASE AGREEMENT

In March 1997, the Company entered into a five-year operating lease for approximately 21.5 acres of undeveloped land in San Jose, California. The lease documentation includes terms and provisions for further funding for construction of buildings.

On July 1, 1998, the Company and a bank signed an agreement committing the latter party to provide a construction allowance of $43.0 million and committing both parties to certain revisions to the financial covenants set forth in the lease dated March 31, 1997. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current rates, the annual lease payments represent approximately $0.8 million on the current lease amount of $14.2 million and such annual lease payments will increase as construction funding increases throughout the estimated construction period of 18 to 24 months. At the end of the lease, the Company has the option to acquire the property (parcels of land and buildings) at its projected cost of approximately $55.0 million. Construction began on August 5, 1998.

The guaranteed residual payment on the lease is approximately $55.0 million. The lease contains certain restrictive covenants. The Company was in compliance with these covenants at September 30, 1998. The lease also contains a collateral option which would allow the Company to reduce lease expense. The Company has exercised the collateral option and at September 30, 1998, the Company had pledged cash of $12.0 million which is included in cash and cash equivalents, since the Company can withdraw the cash within ten days notice.

NOTE: 5 - ENVIRONMENTAL REMEDIATION

In 1997, the Company performed an environmental investigation on its leased property in Santa Clara, California, in cooperation with the California Regional Water Quality Board, and will be performing clean up activities on the property's soil. In the fourth quarter of 1997, the Company accrued $1.6 million for environmental remediation costs which was the Company's best estimate of its obligation. The Company has since incurred actual costs of $0.8 million. It is possible that the Company's recorded estimate of its obligations may change in the near term.

NOTE: 6 - STOCKHOLDERS EQUITY

Stock repurchase program. On March 14, 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's stock on the open market. The Company has since completed the repurchase program and retired the 1,000,000 shares of its common stock held in treasury at a cost of $15.1 million. On May 19, 1998, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's stock beyond the initial program to reduce the dilution resulting from its employee stock option and stock purchase plans. During the quarter ended September 30, 1998, the Company repurchased 62,400 shares of its common stock at a cost of $0.8 million.

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

NOTE: 7 - COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

For the quarters ended September 30, 1998 and 1997, total comprehensive income
(loss) amounted to $(5.6) million and $5.7 million, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive loss amounted to $(11.2) million and $(15.2) million, respectively.

NOTE: 8 - INCOME TAXES

The difference between the federal statutory rate of 35.0% and the benefit rate of 32.0% for the nine months ended September 30, 1998, resulted primarily from the benefit of tax exempt income, offset by non-deductible goodwill amortization and valuation allowances for net operating losses, foreign tax credits, and alternative minimum tax credit carryforwards.

NOTE: 9 - ACCOUNTING FOR LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets," the Company reviews long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                                Three months ended      Nine months ended
                                                ------------------      -----------------
                                                   September 30,           September 30,
                                                 1998        1997        1998       1997
                                                 -----       -----       -----      -----
Net sales                                        100.0%      100.0%      100.0%     100.0%
Cost of sales                                     67.4        55.5        65.6       57.1
                                                 -----       -----       -----      -----
Gross profit                                      32.6        44.5        34.4       42.9
                                                 -----       -----       -----      -----

Operating expenses:
  Engineering, research and development           35.4        12.8        28.1       14.6
  Selling, general and administrative             35.9        19.8        30.0       21.4
  In-process research and development              --          --          --        22.2
                                                 -----       -----       -----      -----
Total operating expenses                          71.3        32.6        58.1       58.2
                                                 -----       -----       -----      -----
Operating income (loss)                          (38.7)       11.9       (23.7)     (15.3)

Interest income                                    6.1         3.3         4.7        3.7
Other expense, net                                (0.1)       (0.1)       (0.1)      (0.3)
                                                 -----       -----       -----      -----
Income (loss) before income taxes                (32.7)       15.1       (19.1)     (11.9)

Provision (benefit) for income taxes              (7.2)        2.3        (6.1)       2.3
                                                 -----       -----       -----      -----
Net income (loss)                                (25.5)%      12.8%      (13.0)%    (14.2)%
                                                 =====       =====       =====      =====


RESULTS OF OPERATIONS

Net Sales

The Company, along with the semiconductor equipment industry in general, is currently experiencing a downturn caused by a number of factors, including economic conditions in Asia, excess capacity in the fabrication process, semiconductor pricing pressures, and the growth of the sub-$1000 PC. These factors, among others, have all combined to reduce customer spending on new capital equipment which has affected the Company's sales during the current quarter and nine months ended September 30, 1998.

Net sales for the quarter ended September 30, 1998 were $22.5 million, a 49.2% decline from net sales of $44.3 million in the comparable period last year. The decrease was due primarily to lower prober system unit sales impacted by the current industry downturn. Net sales for the first nine months of 1998 were $86.9 million, a 17.9% decrease from net sales of $105.9 million for the same period last year. The decrease was due principally to lower prober system unit sales of the older Horizon 4000 models, offset partially by incremental revenues generated from the yield management and inspection system businesses that were acquired in May 1997 and December 1997, respectively.

For the quarters ended September 30, 1998 and 1997, net sales comprised of prober systems ($15.6 million and $36.4 million, respectively), aftermarket sales, consisting primarily of service, spare parts and upgrades ($3.9 million and $6.4 million, respectively) in support of the prober system business, and Knights software and Techne inspection systems ($3.0 million and $1.5 million, respectively).

For the nine months ended September 30, 1998 and 1997, net sales comprised of prober systems ($62.0 million and $85.1 million, respectively), aftermarket sales ($15.1 million and $18.0 million, respectively) in support of the prober system business, and Knights software and Techne inspection systems ($9.8 million and $2.8 million, respectively).

For the quarter ended September 30, 1998, international sales accounted for 34.2% of net sales as compared to 41.6% for the same period last year. The decrease in the percentage of international sales from 1997 was due to lower Asian Pacific sales, mainly from reduced spending in Korea and Taiwan. During the current quarter, the Company experienced sales declines, in absolute dollars, across all its major geographic markets.

For the first nine months of 1998, international sales accounted for 40.5% of net sales as compared to 41.2% for the same period last year. The decrease in the percentage of international sales from 1997 was attributable primarily to lower Asian Pacific sales, offset partially by an increase in European sales. Except for the increase in European sales, the Company experienced sales declines, in absolute dollars, across its major geographic markets.

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

Gross Profit

Gross profit, as a percentage of sales, was 32.6% for the third quarter of 1998, compared to 44.5% for the third quarter of 1997. Gross profit was negatively impacted primarily by reduced leveraging of fixed overhead costs from lower sales and the disposal of obsolete and excess inventories in the prober business.

For the first nine months of 1998, gross profit, as a percentage of sales, was 34.4% compared to 42.9% for the same period last year. Gross profit was negatively impacted by manufacturing capacity underutilization from lower sales and the disposal of obsolete and excess inventories in the prober business, including an inventory adjustment of $2.5 million, recorded in the second quarter of 1998, due to a rapid product transition from the older Horizon 4000 models to the newer 4090 models. In addition, gross profit was reduced by $1.2 million in the second quarter of 1998 related to capitalized profit in inventory on shipped inspection systems. These decreases in gross profit were offset partially by higher margin yield management software sales, and the transfer of labor and related overhead to support research and development efforts for the next-generation prober.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, economic conditions in Asia, changes in product mix, level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $8.0 million in the third quarter of 1998, up 40.1% from $5.7 million in the third quarter of 1997. As a percentage of sales, these expenses increased to 35.4% in the third quarter of 1998 from 12.8% in the same period last year. The increase was due mainly to continuing investment in critical development programs in the prober business during the current downturn. In addition, fixed assets of $0.4 million were written off in the prober engineering unit. Incremental research and development costs related to the inspection products business acquired in December 1997 also contributed to the increase.

For the first nine months of 1998, these expenses were $24.4 million, up 57.8% from $15.5 million in the comparable period of a year ago. As a percentage of sales, these expenses increased to 28.1% in the first nine months of 1998 from 14.6% in the same period last year. The increase was a result of accelerated spending, primarily in the first quarter of 1998, which consisted of project materials and absorbed manufacturing labor and related overhead in the 300mm and the Horizon 4090u (micro) programs. In addition, incremental research and development costs related to the acquired yield management software and inspection products businesses contributed to the increase.

Engineering, research and development expenses consist primarily of salaries, project materials, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $8.1 million for the third quarter of 1998, down 7.7% from $8.8 million in the comparable quarter last year. This decrease was due primarily to spending reduction programs initiated during the current downturn, including reducing incentive compensation and requiring mandatory days off from the Company's employees. This was offset partially by a charge of $0.3 million associated with severance compensation in the third quarter of 1998, and incremental selling, general and administrative costs related to the inspection products business acquired in December 1997.

For the first nine months of 1998, these expenses were $26.1 million, up 15.0% from $22.7 million in the comparable period of a year ago. This increase was due primarily to higher incremental operational expenses and goodwill amortization related to the acquired yield management software and inspection products businesses. In addition, $0.6 million of costs associated with severance compensation and facilities consolidation were charged during the first nine months of 1998.

Acquired In-Process Research and Development

Acquired in-process research and development costs of $23.5 million in the second quarter of 1997 were attributable to the Company's purchase of Knights Technology, Inc.

Impairment of Long-Lived Assets

During the third quarter of 1998, there were changes in circumstances that indicated the long-lived assets, including goodwill acquired in connection with the 1997 acquisitions of Techne Inspection Products and Knights Technology, Inc., may be impaired. The carrying value of these assets at September 30, 1998 was approximately $11.0 million.

During the quarter, certain expected orders for inspection products were postponed and the Company did not receive any orders for a new inspection product being developed. Consequently, there were no inspection products in backlog at the end of the quarter and there is significant uncertainty as to future orders. In light of this, the Company reevaluated its forecast for such products. The Company believes that it may ship a demonstration unit of its new product during the fourth quarter 1998, which may result in subsequent orders. The outcome of this uncertainty will have a significant impact on its forecast for inspection products and consequently, if such orders are not received, the Company may not be able to recover the carrying value of the long-lived assets related to Techne, and will recognize an impairment loss in a future quarter.

In addition, the Company experienced a reduction in sales of Knights' products, which resulted in an operating loss for Knights during the quarter. The Company believes that this was a result of the continuing downturn in the semiconductor industry. In light of this, the Company reevaluated its forecast for Knights products. Due to the uncertainty as to when the semiconductor industry is likely to recover from the current downturn, the Company was unable to prepare a forecast with enough certainty to determine whether it will be able to prepare a forecast with greater certainty. Consequently, depending on the Company's assessment of the uncertainty in the semiconductor equipment market in the fourth quarter, the Company may not be able to recover the carrying value of the long-lived assets related to Knights, and will recognize an impairment loss in the fourth quarter.

Income Taxes

The Company's estimated effective tax rates for the three and nine months ended September 30, 1998 were benefit rates of 21.9% and 32.0% compared to the tax rates of 15.1% and 22.0%, before the in-process research and development write-off, for the comparable periods of 1997. The Company's benefit rate for 1998 included the impact of estimated refundable taxes available in the carryback period due to the Company's projected losses for the year, offset by decreased benefits for tax exempt investment income and increased valuation allowances for various credit carryforwards. Compared to 1998, the 1997 tax rate of 22.0%, before the in-process R&D write-off, reflected lower foreign and state taxes offset by greater benefits for tax exempt investment income, tax exempt foreign sales, and research and development credits. The 1997 charge for the in-process research and development was a non-deductible expense for tax purposes. Management concluded that a valuation allowance of approximately $3.0 million is required for acquired net operating losses that are significantly limited due to change of ownership rules, 1998 net operating loss carryforwards, and various tax credit carryforwards.


FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's future operating results may be affected by inherent uncertainties that exist in the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, unexpected additional environmental remediation expenses in the event the current remediation efforts need to be expanded or ongoing investigation reveals additional contamination, timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, the level of success and expenditures for the Company's Year 2000 and Euro efforts, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, financial instability in Asian markets, introduction of competitors' products having technological and/or pricing advantages, and integration of the businesses of Knights and Techne into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. Accordingly, recent historical operating results should only be one source of information when evaluating the future financial performance of the Company.


YEAR 2000 UPDATE

The Company is aware of the issues associated with the programming code in computer systems as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 problem.

The Company currently is in the process of auditing its own information technology infrastructure for Year 2000 readiness, including reviewing what actions are required to make all software systems Year 2000 ready as well as actions needed to mitigate the risks of Year 2000. Such actions include a review of vendors' contracts, attention to Year 2000 issues in future contracts with vendors, and formal communications with suppliers requesting that they certify that their products are Year 2000 ready.

State of Readiness

The Company has been actively addressing the Year 2000 issues. The following sections broadly address Year 2000 matters with respect to the Company's (a) information technology systems, (b) suppliers, (c) products, and (d) facilities and infrastructure for Year 2000 readiness assessment.

Information Technology Systems

The Company has upgraded, or is in the process of upgrading or replacing, many of its core business applications systems. A Year 2000 ready upgrade to the Company's enterprise resource planning system was completed in the third quarter of 1998. Year 2000 ready upgrades exist for most of the Company's remaining core applications systems, and the Company plans on upgrading these systems by June 1999. The Company's wide-area network requirements are provided by major national and international carriers, and the Company expects these carriers to be Year 2000 ready. During fiscal 1997 and 1998, the Company invested in a desktop upgrade program. The standard personal computers, servers and laptop computers installed during this period are Year 2000 ready to the extent the vendors have affirmed. Although not every desktop application has been fully tested as of the filing date, the Company believes that the number of non-ready systems is small. The Company expects it will complete its assessment and replacement of these systems by June 1999. Over the past several years, the Company has replaced or upgraded its local PBX and voice mail systems to Year 2000 ready systems. The Company is in the process of verifying Year 2000 readiness of these systems in the Company's domestic and international sales offices, and intends to complete its assessment by March 1999.

Suppliers

During fiscal 1998, the Company sent Year 2000 Readiness Questionnaires to its suppliers. To date, the Company has received responses from over one half of its major suppliers, most stating that they will be Year 2000 ready. The Company expects to initiate follow up communications in the fourth quarter of 1998 with the suppliers that did not respond to the Year 2000 Readiness Questionnaire. Supplier responses to the Questionnaire will be closely monitored. In some cases, alternate suppliers may need to be identified by the Company. There can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

Products

The Company's Year 2000 product testing is ongoing. The Company is using two nationally- and industry-recognized test procedures to verify that the Company's products are Year 2000 ready. They are the YMARK2000 program (NSTL), for PC-based products, and the SEMATECH Year 2000 Readiness Test Scenarios for all products. The Company is planning to notify customers of known risk areas and proposed remediation plans during the fourth quarter of 1998. The Company plans to make Year 2000 upgrades available to customers during the first quarter of 1999, and to have upgrades installed in the field in 1999. There can be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other Year 2000 ready products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Facilities and Infrastructure

The Company is in the process of assessing its Year 2000 risk with respect to building automation, electronic security, water and utility systems. The Company plans to send formal queries to landlords, local fire departments, and water and utility providers in the fourth quarter of 1998.

The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company is in the process of reviewing its manufacturing operations for potential Year 2000 issues and plans to complete such assessment by the end of December 1998.

Costs to Address Year 2000 Issues

The Company is in the process of identifying for its customers the corrective measures necessary to ensure that its installed products are Year 2000 ready. In this regard, the Company is incurring, and will continue to incur throughout 1998 and 1999, various costs to provide customer support regarding Year 2000 issues, and certain of such costs are expected to be borne not by the Company but, instead, to be passed on to the customers. The full cost of these activities, including corrective measures, is not fully known. However, the Company believes that the potential future financial impact of assuring such Year 2000 readiness is not expected to be material. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the efforts described in this section. Since the efforts described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company or its suppliers, the product integrity of products provided to the Company by suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected.

Contingency Plans

The Company currently is in the process of preparing contingency plans for the Year 2000 readiness issues noted above and the Company anticipates completing those plans by December 1999. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, operating results and financial condition.


EURO

The Company has established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The Company expects to be able to meet related legal requirements by January 1,1999, and through the transition period. The Company does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange activities or will result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments were $133.9 million at September 30, 1998, an increase of $8.9 million from $125.0 million at December 31, 1997.

Operating activities generated cash of $12.5 million during the first nine months of 1998. This was due to a decrease in net current assets of $14.4 million and noncash charges to income of $9.4 million, offset by a net loss of $11.3 million. Accounts receivable decreased by $17.8 million due primarily to a decline in sales from the December 1997 quarter. Inventories were reduced by $9.3 million due to lower production levels and inventory adjustments in the first nine months of 1998. These cash generating assets were partially offset by a decrease in accrued liabilities and accounts payable of $3.8 million and $2.7 million, respectively, and an increase in income taxes receivable of $5.0 million.

Cash provided by investing activities was $1.5 million due primarily from net maturities of investments of $4.7 million, offset partially by capital expenditures of $2.8 million for engineering design and test equipment, manufacturing leasehold improvements, and enhancement of the Company's information technology infrastructure.

Cash provided by financing activities was $0.3 million. This resulted from the sale of common stock of $2.7 million under employee stock plans and additional short-term borrowings of $1.7 million by the Company's Japanese subsidiary, offset by the repurchase of an additional 262,400 shares of the Company's common stock at a cost of $4.1 million.

At September 30, 1998, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $4.4 million (denominated in Yen). Amounts outstanding under these facilities at September 30, 1998 were $2.9 million. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

On July 1, 1998, the Company amended its lease agreement dated March 31, 1997 to provide a construction allowance of $43.0 million to build its new campus in San Jose. Based on current rates, the annual lease payments represent approximately $0.8 million on the current lease amount of $14.2 million and such annual lease payments will increase as construction funding increases throughout the estimated construction period of 18 to 24 months. At the end of the lease, the Company has the option to acquire the property (parcels of land and buildings) at its projected cost of approximately $55.0 million.

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


                                              ELECTROGLAS, INC.



DATE: November 12, 1998                       By: /s/ Armand J. Stegall
                                                 -----------------------
                                                 Armand J. Stegall
                                                 Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT              DESCRIPTION
-------              -----------
  27           Financial Data Schedule