Form 10-K
period 1998-12-31
ELECTROGLAS INC
filed 1999-03-12
CIK 902281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended               Commission File Number:
            December 31, 1998                           0-21626



                                ELECTROGLAS, INC.

             (Exact Name of Registrant as Specified in its Charter)


                Delaware                              77-0336101
        (State of Incorporation)         (I.R.S. Employer Identification No.)


  2901 Coronado Drive, Santa Clara, California          (408) 727-6500
                    95054
    (Address of Principal Executive Offices)    (Registrant's Telephone Number
                  (Zip Code)                        Including Area Code)


        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $332,655,000, based on the closing sale price as reported on the Nasdaq National Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

As of January 31, 1999 the Registrant had outstanding 19,860,000 shares of Common Stock.

The Index to Exhibits is located beginning on Page 51.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

                               ------------------

                                ITEM 1. BUSINESS

OVERVIEW

Electroglas, Inc. ("Electroglas" or "the Company") is a world-leading supplier of process management tools to the global semiconductor industry. Semiconductor manufacturers depend on the Company's wafer probers, inspection systems and software to improve their productivity and control their processes, optimizing manufacturing efficiency. Historically, the Company's primary product has been automatic wafer probing equipment. Electroglas believes it is one of the largest suppliers of wafer probers worldwide. The Company has sold over 10,000 wafer probers from among its current product offerings and believes it supplies more than half of the probers used in the United States and European market segments. The Company's primary prober product offerings are its Horizon 4000 Series wafer probers and its 2000 Series wafer probers. All of the Company's wafer probers feature the Company's linear motor technology and offer advanced vision processing, sophisticated system software and high throughput.

Today, the Company is also involved in the development, manufacture, marketing, and servicing of semiconductor wafer inspection products and yield enhancement software as part of its strategy to move from a supplier of wafer probers to a process management tool provider. The move began with two acquisitions completed in 1997. In May 1997, Electroglas acquired Sunnyvale, California-based Knights Technology, Inc. ("Knights"). In December 1997, Electroglas acquired Albany, Oregon-based Techne Systems, Inc. (doing business as "Electroglas Inspection Products"). Knights' primary product offerings are their open architecture Merlin's Framework CAD Navigation software and YieldManager yield management system and their respective modules. Electroglas Inspection Products' primary product offering is the QuickSilver line of automated wafer inspection systems.

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

INDUSTRY BACKGROUND

Semiconductor devices are fabricated by repeating a complex series of process steps on a wafer substrate, which is usually made of silicon and measures three to eight inches in diameter. Wafers are typically sent through a series of 100 to 300 process steps. A finished wafer consists of many integrated circuits (each referred to as a "device" or "die"), the number depending on the area of the circuits and the size of the wafer. Manufacturers have increasingly utilized larger diameter wafers to achieve more cost-effective production. The move to larger 300mm (12 inch) wafers is expected to begin in 1999.

The management of these fabrication steps is Electroglas' latest focus. The Company's wafer probers and inspection products collect data that is easily accessed with their networking software and managed and analyzed by their yield enhancement software products -- providing a way to manage the fabrication process.

WAFER PROBING

A wafer prober successively positions each integrated circuit on a wafer so that the electrical contact points (or "pads") on the die align under and make contact with the probe pins, which are located on a probe card mounted on the wafer prober. The probe card, which is generally custom made by other suppliers for the specific integrated circuit being tested, is connected to a test system, also supplied by other suppliers, which performs the required parametric or functional test. Parametric testing is performed during the wafer fabrication process ("in-line testing") and at the completion of the wafer fabrication process ("end-of-line testing") to measure electrical parameters which verify the reliability of the wafer fabrication process. Functional testing is also performed after the completion of wafer fabrication to identify devices which do not conform to particular electrical specifications. This process is typically called "wafer sort." Wafers sometimes go through several functional testing steps.

POST-FAB WAFER INSPECTION

Before wafers are sent from the sort floor to final assembly, they typically undergo an optical inspection step performed by human operators. This identifies die with physical defects that have passed electrical test, but are at risk of failure after the devices have been packaged. Sorting die both optically and electrically improves product reliability while avoiding the cost of packaging marginal die. Optical inspection on the sort floor is also used after wafer probe to determine whether the probe tips caused bond-pad damage. Wafer inspection tools automate this process of defect identification, defect classification, and feedback control processes. The tools analyze each individual die on each wafer for defects and process excursions, identify the type of defect or pattern anomaly, measure the defect or anomaly, and pass the quantitative results to both upstream and downstream production machines.

YIELD MANAGEMENT SOFTWARE

Yield enhancement software tools bring together fab data, inspection results, electrical test data, and product test data to help determine which process zones or tools are most significantly contributing to yield loss. They provide a common location and format for presenting this data and doing cross-correlation between data types for the purpose of yield enhancement analysis in the wafer fab.

CAD NAVIGATION SOFTWARE

CAD Navigation software provides computerized interfaces and navigation capabilities for IC design, failure analysis, defect review and debugging by cross-mapping information from different design representations of specific devices so that exact locations can be viewed in all three domains -- layout, netlist, and schematic -- simultaneously.

WAFER PROBER MARKET

The automatic wafer probing market can be divided into the United States, European and Asian market segments, into which the Company sells substantially all of its products. Semiconductor manufacturers use automatic wafer probers primarily during wafer sort, which occurs before the separation and packaging of each individual device. Wafer probers have been increasingly used during in-line and end-of-line testing and are also used for research and development, and quality and process control applications. In-line testing requires special equipment features such as cleanroom compatibility, as tests are carried out during the manufacturing process. This testing is done to verify the manufacturing process while wafers are in an unfinished state where corrective action can occur. The Company estimates, based upon its experience, that wafer sort applications represent approximately 80% of the market for automatic wafer probers. The remaining 20% is divided between in-line and end-of-line testing and laboratory applications.

A semiconductor manufacturer typically purchases wafer probers when outfitting a new wafer fabrication facility or expanding an existing facility. Wafer probers are also purchased to replace equipment in response to major changes in technology, such as larger wafer sizes and greater device complexity. A semiconductor fabrication facility typically requires 20 to 80 probers to meet testing requirements on a timely basis. The purchase of semiconductor manufacturing equipment and spare parts, the integration of such equipment into production lines and the training of employees on a particular supplier's equipment require significant expenditures by semiconductor manufacturers. To maximize the benefits of their investment in machinery, parts, production line integration and training, semiconductor manufacturers generally are reluctant to replace existing equipment with equipment from another supplier.

WAFER INSPECTION MARKET

The strong demand for lightweight, portable electronic devices is driving the growth of new flip chip packaging technologies. Unlike conventional packaging that uses fine gold wires to electrically connect the semiconductor chip to its package, flip chips utilize gold or solder bumps that are deposited onto bonding pads on the chip surface. The chips are then flipped into chip scale packages (packages that are only slightly larger then the actual chip) or directly onto printed circuit boards. Flip chips take up much less space then conventional chips and, due to the elimination of the gold wires, flip chips can also operate at higher speeds. The use of flip chip packaging is expected to grow rapidly as memory, ASIC, and other device types are required to operate at high speed and in tight spaces.

Wafer bumping is an expensive process, and the cost of flip chip packaging can be very high. Bumps that are deformed, missing, and over or under sized will cause the failure of flip chip devices. To avoid the cost of packaging defective chips, semiconductor manufacturers are turning to automated wafer inspection systems. Electroglas inspection systems are designed to inspect every bump on every wafer providing the tools necessary for semiconductor manufacturers to control their wafer bumping processes and to screen out defective chips prior to probing and packaging.

YIELD ENHANCEMENT MARKET

Yield, or the percentage of good die that can be realized from a wafer, is a critical factor in determining the profitability of a production line, and often the semiconductor company as a whole. Therefore, efforts to maximize the yield of each product line have become a key engineering priority at these companies. This has led to a growing need for tools that monitor and analyze defects and cause yield loss. Also, as defect problems are brought under control, there has been an increased emphasis on finding and solving non-defect related problems.

Historically, much of the software used in this market was developed in-house by the engineer, or through a dedicated development group. This created some highly customized, but also inflexible and expensive to maintain, solutions to problems related to data storage and analysis. However, many organizations are now looking to out-source this work in an effort to lower their support costs, maximize their engineers' productivity and increase the overall functionality of their analysis tools.

CAD NAVIGATION MARKET

CAD Navigation software is typically used in design debug, low yield analysis and failure analysis (FA). Engineers use CAD NAV software to move their probing, measurement, or diagnostic equipment to a chip's internal locations, or to locate on screen the faults on a chip. In recent years, new technologies have made design debug and failure analysis increasingly difficult. For example, the decreasing feature sizes make visualization difficult; rising device count makes data handling difficult; multiple interconnect layers make device access difficult; flip chip technology makes both device access and visualization difficult. CAD Navigation software helps engineers simplify the process.

In the US market, most major semiconductor manufacturers use multiple copies of CAD NAV software in their failure analysis labs. The software helps integrate their debug and FA functions. In the European market, a few leading major manufacturers have started using CAD NAV in the past two years. Also single license installations have been reaching most of the major manufacturers. In the Japanese market, the economy is slower, but manufacturers are still using CAD Navigation software.

COMPANY STRATEGY

Electroglas has become a leader in the wafer probing market through a combination of strengths, including advanced technical capabilities, close relationships with the leading manufacturers of integrated circuits, a broad line of high quality products and a well established, highly qualified distribution organization. Building on these strengths, Electroglas' strategy is comprised of the following key elements:

o Focus on Technological Innovation. The Company has invested heavily in research and development to add features and functionality to its products. The Company was the first to introduce automatic wafer probers using a linear motor positioning system for precise motion control and digital pattern recognition processors for automatic alignment and was the first to introduce automatic wafer probers for use with eight-inch wafers. The Company expects to continue its emphasis on research and development in an effort to anticipate and address technological advances in semiconductor processing.

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

o Emphasize Quality Products. The Company believes it has developed a reputation as a leader in providing high quality products. The Company was chosen as one of the "Ten-Best" test and measurement equipment manufacturers for seven years in a row in an annual customer survey conducted by VLSI Research, Inc. The Company has received quality awards from its customers and the SEMATECH Partnering for Total Quality award. The Company has a company-wide quality program and received ISO 9002 Certification in 1997. The Company's quality training program emphasizes continuous improvement, data driven decisions and close collaboration among the Company's employees, customers and suppliers. The Company trains all of its employees in basic quality skills. The Company also regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel.

o Expand Product Lines and Applications. The Company intends to capitalize on its market position and technical skills to further broaden its product lines through internally developed products and from time to time through strategic alliances and acquisitions, such as the Knights and Techne acquisitions of 1997.

PRODUCTS

WAFER PROBERS

Horizon 4000 Series: The Horizon 4090, and the Horizon 4090 (micro) are the Company's primary offerings in the Horizon 4000 Series of wafer probers. This product line is positioned to satisfy high volume semiconductor manufacturing applications. The Horizon 4000 Series provides many advanced automation capabilities including automatic probe-to-pad-alignment, in-process inspection and optical character recognition (OCR). Optional for Horizon Series probers is a temperature controlled chuck top, providing the ability to maintain precisely a customer-selected wafer temperature during testing. The Horizon 4090(micro) prober also offers an integrated mini-environment and clean air system to provide a class 1 probing environment. The Horizon 4090, and Horizon 4090(micro) utilize the Company's EGCommander system software. This software was developed by the Company and allows significant application and customer driven customization of the wafer prober and compatibility with the standard MS-DOS operating system. The user interface features color graphics, touchscreen programming, probing recipes, control maps and real-time maps. The Horizon 4000 Series probers feature a distributed multiple processor architecture to maximize productivity and expandability.

The Company recently introduced thin wafer capabilities to its Horizon 4090(micro) prober. The enhanced 4090(micro) prober utilizes Electroglas' patented Smart Mapping wafer map system. Smart Mapping uses fiber optic through-beam sensing to detect and compensate for thin wafer irregularities such as bowing, warping, and sagging. The system dynamically adjusts wafer transfer arm entry and exit points on the cassette based on wafer position. The Horizon 4090(micro) prober also incorporates Electroglas' High Force Z stage and advanced alignment algorithms. The complete system handles both thin and standard wafers automatically and allows customers to use standard wafer carriers, eliminating the need for special cassettes or extra transfer steps.

NETWORK PRODUCTS

Electroglas' SORTnet solution is a system of software products that allows the integration of the Company's prober products into standard local area networks found in semiconductor manufacturing operations. The network products help allow manufacturers to monitor the entire probing operation, collect test data on a real-time basis, centrally control prober setup and facilitate key manufacturing advancements, including offline inking and inkless probing, in order to improve overall productivity.

YIELD MANAGEMENT

YieldManager, introduced in 1994, is an integrated enterprise-wide, client-server yield enhancement system for sub-micron semiconductor fabrication facilities. YieldManager takes the output from testers, probers and inspection equipment used at various points in the semiconductor fabrication process, correlates it and manages it in a manner that enables the operator of the fab to maximize its manufacturing yield. YieldManager provides an encompassing and integrated approach to yield management and automates processes previously managed separately and often manually.

YieldManager links to the following Knights' products: MegaLab(R) and Merlin's Framework(TM) software for defect review; SpaR (Spatial Pattern Recognition) to group defects into signatures that can be classified into process events; Q-YIELD(TM) for data-mining and LogicMap, yield enhancement/analysis software solution for logic devices.

CAD NAVIGATION

Merlin's Framework is Knights' principal CAD NAV product that uses semiconductor CAD data to locate physical attributes of the semiconductor itself. Merlin's Framework provides visual representations of circuits that can be manipulated, rotated, exploded, searched, and linked with ease. With the application tools, features, and options available through Merlin's Framework, users can convert layout, netlist, and schematic data and establish cross-mapping links between these data -- with a single tool in just a few steps. A complete Merlin's Framework system speeds problem solving by providing cross-mapping between design representations of specific device nodes so that those exact locations can be viewed in all three domains simultaneously. Merlin's Framework has been used in the semiconductor industry for failure analysis and process diagnostics and is a leading CAD NAV product.

LabManager, the latest feature of Merlin's Framework, was recently introduced as a tool that enables automated transfer of information between failure analysis and reliability labs. Merlin also links to LogicMap.

WAFER INSPECTION PRODUCTS

The QuickSilver series of products feature sophisticated technologies, such as Time Delay Integration (TDI) for high-speed acquisition of complex images. There are four products distinguished by their software packages. The QuickSilver 100 is primarily for microstructure inspection applications, the QuickSilver 200 focuses on defect inspection and the QuickSilver 300 and 330 are targeted at bump inspection applications.

ENGINEERING, RESEARCH AND DEVELOPMENT

The market for wafer probing equipment is characterized by continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering, research and development programs. The Company uses its close relationships with key customers to make improvements on its products, which respond to such customers' needs.

The Company's ongoing engineering, research and development efforts generally can be classified into three categories: feature enhancements, such as features to improve accuracy, speed or automation; new products; and customer driven product enhancements. Engineering, research and development expenses were $30.5 million, $21.9 million and $18.7 million in 1998, 1997 and 1996, respectively, or 30.1%, 14.6% and 12.3% of net sales, respectively. Engineering, research and development expenses consist primarily of salaries, project materials and other costs associated with the Company's ongoing efforts.

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

In the United States, Electroglas maintains sales and service offices in Arizona, California, Oregon, Massachusetts and Texas. In Europe, the Company maintains sales and service locations in France, Germany and the United Kingdom. In Asia, the Company maintains direct sales and service locations in Japan, Hong Kong, Korea, People's Republic of China, Singapore and Taiwan. As of December 31, 1998, the Company employed approximately 177 people worldwide in sales, service, applications, logistics, technical support and customer service.

CUSTOMERS

Electroglas sells its products to leading semiconductor manufacturers throughout the world. In 1998 and 1997, no single customer accounted for more than 10% of net sales. In 1996, sales to Intel represented 13% of net sales. No other customer exceeded 10% of net sales in 1996.

International sales represented 43%, 43% and 45% of the Company's net sales in 1998, 1997 and 1996, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

MANUFACTURING AND SUPPLIERS

The Company's principal manufacturing activities take place in Santa Clara, California and consist primarily of assembling and testing complete probing systems that meet specific customer requirements. The Company manufactures most of the subassemblies used in the probing systems; however, some are standard products purchased from third parties. While the Company uses standard components wherever possible, most mechanical parts, metal fabrications and castings are made to Company specifications. The Company schedules production based on firm customer commitments and anticipated orders during the planning cycle.

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

BACKLOG

At December 31, 1998, the Company's backlog was approximately $10.2 million as compared to approximately $36.6 million at December 31, 1997. The Company generally ships orders within 10 weeks after receipt of a customer's purchase order. Due to possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often reflect orders shipped in the same quarter received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company believes that its products compete favorably with respect to each of these factors in the non-Japanese market segment. The Company's major competitors are Tokyo Electron Limited ("TEL") and Tokyo Seimitsu ("TSK"). Some of the Company's competitors have greater financial, engineering and manufacturing resources than the Company and larger service organizations and long-standing customer relationships. There can be no assurance that levels of competition in the Company's particular product market will not intensify or that the Company's technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. See "Factors that May Affect Results and Financial Condition -- Highly Competitive Industry, and Japanese Market Segment and Japanese Competition."

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

The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently gain information and techniques or otherwise gain access to the Company's trade secrets or that the Company can meaningfully protect its trade secrets. See "Factors that May Affect Results and Financial Condition -- Patents and Other Intellectual Property."

EMPLOYEES

As of December 31, 1998, the Company employed approximately 593 persons. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract and retain such employees, who are in great demand. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

The statements contained in this Form 10-K which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements in this document include statements under the headings "Overview" regarding the Company's strategy to move to become a process management tool provider; "Industry Background" regarding the move to larger 300 mm wafers in 1999, the growth of new flip chip technologies and the growing need for tools that monitor and analyze defects that cause yield loss; and "Company Strategy" with respect to the Company's expectations regarding continued emphasis on research and development, and strengthening of customer relationships, intentions regarding broadening existing product lines, among others, including those identified under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement or statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the Company's actual consolidated operating results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Semiconductor Industry Downturns Adversely Affect Electroglas Revenues and Operating Results. The Company's business largely depends on capital expenditures by semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The semiconductor industry is currently experiencing a downturn, which has led many semiconductor manufacturers to delay or cancel capital expenditures. These delays and cancellations have adversely affected the Company's revenues, gross profit, gross margin and operating results. There can be no assurance that this downturn will not continue and that the semiconductor industry will not experience further downturns or slowdowns in the future, which may materially and adversely affect the Company's business and operating results. In addition, the need to invest in the engineering, research and development and marketing required to penetrate targeted foreign markets and maintain extensive customer service and support capabilities limits the Company's ability to reduce expenses during such downturns.

Variability and Uncertainty of Quarterly Operating Results. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company's backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. The Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Other factors which may influence the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, continued or worsened financial markets or economic instability in Asia, the relative proportions of domestic and international sales, the Company's ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by the Company's competitors. Accordingly, the Company's results of operations are subject to significant variability and uncertainty from quarter to quarter.

Dependence on New Products and Processes. Electroglas believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and manufacture new products, particularly those related to implementation of the Company's strategy to become a process management tool provider. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new products, that the Company will be able to timely develop and introduce new products and enhance its existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which the Company is developing new products or expects to sell current products, such as the market for 300 mm wafer probers and markets related to the growth in the use of flip chips, will develop sufficiently if the current industry downturn continues. To develop new products successfully, the Company depends on close relationships with its customers and the willingness of those customers to share information with the Company. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position and results of operations.

Dependence on Principal Customers. For the years ended December 31, 1998, 1997 and 1996, five of the Company's customers accounted for 38%, 33% and 37%, respectively, of its net sales. No single customer accounted for more than 10% of net sales in 1998 and 1997. Intel Corporation accounted for 13% of net sales in the year ended December 31, 1996. If one or more of the Company's major customers ceased or significantly curtailed its purchases, a material adverse effect on the Company's results of operations could result.

Highly Competitive Industry. The semiconductor equipment industry is highly competitive. Electroglas faces substantial competition from established competitors, some of which, in particular Tokyo Electron Limited, are part of larger companies that have greater financial, engineering and manufacturing resources than the Company and have larger service organizations and long-standing customer relationships. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect the Company results of operations. Although the Company believes it has certain technological and other advantages over its competitors, maintaining and capitalizing on these advantages will require the Company to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make these investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. See "Business -- Competition."

Japanese Market Segment and Japanese Competition. Electroglas believes that competing Japanese companies have a competitive advantage because they dominate the Japanese market segment (comprised of semiconductor fabrication facilities located in Japan and those located outside Japan which are controlled by Japanese companies). Electroglas has found it difficult to penetrate the large and technically advanced Japanese market, which represents a substantial percentage of the worldwide wafer prober market. In particular, TEL, a large supplier of wafer probers and other semiconductor capital equipment in Japan, dominates the Japanese market segment for wafer probers. TEL dominance of the Japanese market segment and its position as a large supplier of wafer probers worldwide provide it with a sales and technology base that enables it to compete throughout the rest of the world. Another Japanese company, TSK, also a large supplier of wafer probers in the Japanese market segment, has recently increased its share of that market. See "Business -- Competition."

Although Electroglas believes it is the largest supplier of wafer probers in the non-Japanese market segment, Electroglas has not yet established itself as a significant participant in the Japanese market segment. While Japanese semiconductor manufacturers in recent years have begun to build semiconductor fabrication facilities outside Japan, Electroglas has not yet had significant sales into such facilities. Further, Japanese semiconductor manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers; these licenses typically include a recommendation to use wafer probers and other semiconductor equipment manufactured by Japanese companies. In particular, Electroglas may be at competitive disadvantage with respect to the Japanese semiconductor capital equipment suppliers who have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. There can be no assurance that Electroglas will be able to establish a significant presence in or ever compete successfully in the Japanese market segment. In addition, to the extent that the slowdown in the Japanese market segment, recently exacerbated by the recent economic and currency turmoil in Japan and Asia generally, has left the Company's Japanese competitors with excess inventory or excess capacity, they may offer substantial discounts on their products, increasing pricing pressure in both the Japanese market segment and elsewhere. Furthermore, any weakness of the yen compared to the dollar may exacerbate this situation.

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

International Operations. International sales accounted for 43%, 43% and 45% of the Company's net sales for 1998, 1997 and 1996, respectively. The Company expects international sales to continue to represent a significant percentage of net sales. A number of factors may adversely affect the Company's international sales and operations, including the imposition of governmental controls, fluctuations in the U.S. dollar, which could increase the foreign sales prices of the Company's products in local currencies, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations. Currently, many Asian countries are experiencing banking and currency difficulties that have led to economic recession in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, have resulted in a decline in the purchasing power of the Company's Asian customers. This in turn has resulted in the cancellation and delay of certain new orders for the Company's products from Asian customers, thus adversely affecting the Company's business, financial condition and results of operations. These and similar geopolitical and global economic factors have had an adverse effect on the Company's operations. There can be no assurance that such factors will not continue to adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

Acquisitions. The Company may pursue acquisitions of complementary product lines, technologies or businesses, such as the acquisitions of Knights and Techne in May and December 1997, respectively. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability. In the fourth quarter of 1998, the Company recorded asset impairment charges of $9.6 million. The charges relate principally to acquired goodwill and other intangible assets in connection with the Knights and Techne acquisitions. To the extent future events result in further impairment of the long-lived assets of Techne or Knights, expenses may occur sooner than the Company expects. In addition, current or future acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurances as to the effect thereof of these, or future, acquisitions on the Company's business or operating results.

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

                               ITEM 2. PROPERTIES

The Company's executive office and manufacturing, engineering, research and development operations are located primarily in four buildings in Santa Clara, California totaling approximately 150,000 square feet, occupied under leases expiring in March 2000. The Company owns substantially all of the machinery and equipment used in its facilities. The Knights subsidiary is headquartered in a 21,410 square foot leased facility in Sunnyvale, California and also leases office space in Mumbai, India where it maintains an engineering and quality assurance operation. The Techne subsidiary's manufacturing, engineering and administrative operations are housed in a leased 15,500 square foot facility in Albany, Oregon.

The Company also leases sales and service offices in Arizona, California, Oregon, Massachusetts and Texas. In Europe, the Company leases sales and service locations in France, Germany and the United Kingdom. In Asia, the Company leases direct sales and service locations in Japan, Hong Kong, Korea, People's Republic of China, Singapore and Taiwan.

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $17.7 million at December 31, 1998, the annual lease payments currently represent approximately $1.2 million, which will increase as the construction funding increases throughout the construction period of 18 to 24 months. At the end of the lease, the Company has the option to purchase the land and buildings at approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At December 31, 1998, the Company was in compliance with these covenants. In connection with the lease collateral requirements, the Company was required to collateralize the lease. At December 31, 1998, the Company collateralized $17.7 million, which is included in other assets as restricted cash. The amount of collateralization will increase as funding increases over the construction period.

The Company has been performing environmental remediation activities on its leased property in Santa Clara, California, in cooperation with the California Regional Water Quality Board. In 1997, the Company accrued $1.6 million, which was the Company's best estimate of its obligation. The Company has since incurred actual costs of $0.8 million and expects that its remaining liability to be in the range of $0.5 million to $0.8 million. It is possible that the Company's recorded estimate of its obligations may change in the near term due to changes in cost estimates.

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

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal actions that it believes are material. From time to time, however, the Company may be subject to various claims and lawsuits by customers and competitors arising in the normal course of business, including suits charging infringement or violations of antitrust laws. Such suits may seek substantial damages and, in certain instances, any damages awarded would be trebled.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended December 31, 1998.

                                    PART II

                                ---------------

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

MARKET PRICES FOR COMMON STOCK

The Company's common stock is traded on the Nasdaq National Market under the symbol "EGLS." The following table sets forth for the periods indicated the actual high and low sales prices per share of common stock as reported on the Nasdaq National Market System:


FISCAL YEAR                                    1998                 1997
                                         HIGH        LOW       HIGH       LOW
-------------------------------------------------------------------------------
1st Quarter                             19 5/8      12 5/8     22 3/8    15 7/8
2nd Quarter                             17 13/16    12 1/4     27 3/4    15 1/4
3rd Quarter                             13 7/16     8 1/8      35 7/8    23 1/2
4th Quarter                             16 3/8      7 3/4      34        14 3/8


The Company has never declared or paid cash dividends on the shares of common stock and does not anticipate paying any cash dividends on the shares of common stock in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

As of January 31, 1999, the Company had approximately 10,350 stockholders of record and holders in street name.

                         ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31,                         1998           1997           1996          1995          1994
-----------------------------------------------------------------------------------------------------------------
Net sales                                     $ 101,599      $ 150,035      $ 151,950     $ 169,240     $ 112,319
                                              -------------------------------------------------------------------
Gross profit                                     33,724         63,626         72,284        92,634        61,921
Engineering, research and development            30,538         21,897         18,672        13,560        10,149
Selling, general and administrative              33,334         32,532         24,758        25,771        19,272
In-process research and development                  --         27,029             --            --            --
Impairment of long-lived assets                   9,578             --             --            --            --
                                              -------------------------------------------------------------------
Operating income (loss)                         (39,726)       (17,832)        28,854        53,303        32,500
Interest and other income, net                    5,527          4,844          4,847         4,211         2,876
                                              -------------------------------------------------------------------
Income (loss) before income taxes               (34,199)       (12,988)        33,701        57,514        35,376
Provision (benefit) for income taxes             (2,614)         2,949          9,242        20,417        13,042
                                              -------------------------------------------------------------------
Net income (loss)(1)(2)                       $ (31,585)     $ (15,937)     $  24,459     $  37,097     $  22,334
                                              ===================================================================
Basic net income (loss) per share(1)(2) .     $   (1.62)     $   (0.86)     $    1.38     $    2.09     $    1.34
                                              ===================================================================
Diluted net income (loss) per share(1)(2)     $   (1.62)     $   (0.86)     $    1.36     $    2.05     $    1.31
                                              ===================================================================
Working capital                               $ 136,643      $ 172,423      $ 159,376     $ 146,849     $  96,482
Total assets                                    184,241        228,919        197,866       191,741       131,901
Short-term borrowings                               566          1,160          1,790         1,952            --
Total equity                                    167,667        199,734        173,651       157,394       110,755

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA


                                             FIRST        SECOND         THIRD         FOURTH
(IN THOUSANDS, EXCEPT PER SHARE DATA)       QUARTER       QUARTER       QUARTER       QUARTER
----------------------------------------------------------------------------------------------
1998:
Net sales                                   $ 36,865      $ 27,538      $ 22,497      $ 14,699
Gross profit                                  15,687         6,886         7,341         3,810
Net loss(2)                                     (416)       (5,147)       (5,746)      (20,276)
Basic net loss per share(2)                    (0.02)        (0.26)        (0.30)        (1.04)
Diluted net loss per share(2)                  (0.02)        (0.26)        (0.30)        (1.04)

1997:
Net sales                                   $ 25,551      $ 36,075      $ 44,263      $ 44,146
Gross profit                                   9,884        15,864        19,707        18,171
Net income (loss)(1)                              26       (20,715)        5,687          (935)
Basic net income (loss) per share(1)            0.00         (1.14)         0.30         (0.05)
Diluted net income (loss) per share(1)          0.00         (1.14)         0.29         (0.05)


(1) Net loss for the second and fourth quarters of 1997 includes pretax in-process research and development charges of $23.5 million and $3.5 million resulting from the acquisitions of Knights Technology, Inc. and Techne Systems, Inc., respectively. In addition, the Company incurred a $1.6 million pretax charge in the fourth quarter of 1997 for environmental remediation costs.

(2) Net loss for the fourth quarter of 1998 includes a $9.6 million pretax charge for impaired technology and intangibles related to previous acquisitions, and an $8.1 million charge related to the revaluation of the Company's deferred tax assets.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-K which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements include, but are not limited to, statements in this item about international sales as a portion of net sales and gross profits, the Company's environmental remediation efforts, the impact of Year 2000 issues and the Company's Year 2000 readiness, current levels of taxable income, liquidity, anticipated cash needs and availability and the impact of the introduction of the Euro and costs related thereto. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. You should consult the risk factors described from time to time in the Company's reports on SEC form 10-Q, as well as those disclosed in the discussion above, under the heading "Factors That May Affect Results and Financial Condition" and below, under the heading "Year 2000 Update" and "Additional Factors That May Affect Results and Financial Condition."

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:


YEARS ENDED DECEMBER 31,                       1998        1997       1996
-----------------------------------------------------------------------------
Net sales                                      100.0%      100.0%      100.0%
Cost of sales                                   66.8        57.6        52.4
                                               -----------------------------
Gross profit                                    33.2        42.4        47.6
Operating expenses:
   Engineering, research and development        30.1        14.6        12.3
   Selling, general and administrative          32.8        21.7        16.3
   In-process research and development            --        18.0          --
   Impairment of long-lived assets               9.4          --          --
                                               -----------------------------
Total operating expenses                        72.3        54.3        28.6
                                               -----------------------------
Operating income (loss)                        (39.1)      (11.9)       19.0
Interest income                                  5.5         3.5         3.1
Other income (expense), net                     (0.1)       (0.3)        0.1
                                               -----------------------------
Income (loss) before income taxes              (33.7)       (8.7)       22.2
Provision (benefit) for income taxes            (2.6)        1.9         6.1
                                               -----------------------------
Net income (loss)                              (31.1)%     (10.6)%      16.1
                                               =============================

RESULTS OF OPERATIONS

Years ended December 31, 1998, 1997 and 1996

NET SALES

The Company, along with the semiconductor equipment industry in general, is currently experiencing a downturn caused by a number of factors, including economic conditions in Asia, excess capacity in the fabrication process, semiconductor pricing pressures, and the growth of the sub-$1000 PC. These factors, among others, have all combined to reduce customer spending on new capital equipment which has affected the Company's sales over the last two and a half years except for a brief upturn in the latter part of 1997.

Net sales were $101.6 million in 1998, as compared to $150.0 million in 1997, a decrease of 32.3%. The decrease was due to lower prober unit sales resulting from the industry downturn that has been affecting the Company's sales throughout 1998. The decrease in net sales in 1998 was offset partially by incremental revenues generated from the yield management and inspection system businesses that were acquired in May 1997 and December 1997, respectively.

Net sales were $150.0 million in 1997, as compared to $152.0 million in 1996. Excluding Knights software sales, prober sales decreased 3.9% in 1997 due to lower system sales resulting from the industry downturn that negatively impacted the Company's sales from the third quarter of 1996 through the second quarter of 1997.

Net sales were comprised of prober systems ($71.3 million, $123.2 million and $128.4 million for 1998, 1997 and 1996, respectively), aftermarket sales, consisting primarily of service, spare parts and upgrades in support of the prober business ($18.0 million, $22.8 million and $23.6 million for 1998, 1997 and 1996, respectively) and Knights software and Techne inspection systems ($12.3 million and $4.0 million for 1998 and 1997, respectively).

International sales represented 43%, 43% and 45% of net sales for the years 1998, 1997 and 1996, respectively. The Company's international sales will continue to account for a significant portion of net sales in 1999. However, Asian economic conditions may continue to have a significant adverse impact on international revenues in 1999.

GROSS PROFIT

Gross profit was 33.2%, 42.4% and 47.6% as a percentage of sales for 1998, 1997 and 1996, respectively. The decrease in gross profit in 1998 as compared to 1997 primarily reflects the impact of the Company's under-absorbed manufacturing overhead resulting from lower net sales. Additionally, gross profit in 1998 was negatively impacted by approximately $3.9 million of charges to write-down manufacturing inventory resulting from rapid product transition from the older Horizon 4000 models to the newer 4090. Furthermore, gross profit was impacted by lower gross margins on inspection systems as a result of $1.2 million of capitalized profit in inventory arising from the acquisition of Techne that was recorded in cost of sales in the second quarter of 1998 when the systems were shipped.

The decrease in gross profit in 1997 as compared to 1996, was primarily attributable to a change in sales mix from higher margin, more mature products to the Horizon 4090, which has lower margins due to higher material costs. Lower warranty costs in 1997 partially offset the negative impact of the change in sales mix.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, level of software sales, and excess manufacturing capacity costs.

ENGINEERING, RESEARCH AND DEVELOPMENT

The Company's engineering, research and development expenses consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's research and development efforts. Engineering, research and development expenses were 30.1%, 14.6% and 12.3% as a percentage of sales for 1998, 1997 and 1996, respectively. The increase in 1998 was due mainly to continuing investment in the Horizon 4090(micro) and 300mm programs, and incremental research and development costs related to the yield management software and inspection products businesses acquired in 1997. The Company believes that in order to remain competitive it must continue to invest substantially in research and development through the downturn. The increase in 1997 compared to 1996 was due primarily to the addition of Knights expenses associated with the development of yield management software.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses were 32.8%, 21.7% and 16.3% as a percentage of sales for 1998, 1997 and 1996, respectively. The increase in 1998 compared to 1997 was due primarily to higher incremental operational expenses and goodwill amortization related to the software and inspection products businesses acquired in 1997 on lower sales. In addition, $0.6 million of costs associated with severance compensation and facilities consolidation were charged during 1998.

The increase in SG&A expenses in 1997 compared to 1996 was due primarily to the addition of Knights operations and intangible amortization related to the Knights acquisition in 1997. In addition, the Company accrued $1.6 million for environmental remediation costs related to the clean-up of its leased property in Santa Clara, California in 1997. The remaining increase in 1997 was due to additional marketing support and higher worldwide sales expenses.

INTEREST INCOME

Interest income was $5.6 million, $5.2 million and $4.8 million in 1998, 1997 and 1996, respectively. The increase in interest income in each year was principally the result of increasing average cash balances and a shift to higher yielding taxable instruments during 1998.

IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the acquisitions of Knights Technology, Inc., and Techne Systems, Inc., the Company wrote-off in-process research and development totaling $23.5 million and $3.5 million, respectively. See Note 2 under "Notes to Consolidated Financial Statements." These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no alternative future uses. The Company is using the in-process research and development to create new process management tools.

KNIGHTS

At the date of acquisition, Knights' in-process research and development related to two primary research and development programs that were expected to reach completion between late 1997 and 2002. These projects related to various stages of development of Knights' yield management and CAD Navigation software. At the acquisition date, total estimated cost to complete was approximately $6.0 million. At December 31, 1998, the Company estimates that it has spent $4.1 million and will spend an additional $4.4 million in research and development over the next three years to complete the acquired in-process research and development. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility. To date, the Company has not had the expected success in commercializing the in-process research and development and has significantly revised downwards its forecasts of future cash flows since the acquisition date.

TECHNE

At the date of acquisition, Techne's in-process research and development related to two primary research and development programs that were expected to reach completion between late 1998 and 2000. These projects related to various stages of development of Techne's microstructure, bump and sort wafer inspection tools. At the acquisition date, total estimated cost to complete was approximately $3.2 million. At December 31, 1998, the Company estimates that it has spent $1.7 million and will spend an additional $2.3 million in research and development over the next year to complete the acquired in-process research and development. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility. To date, the Company has not had the expected success in commercializing the in-process research and development and has significantly revised downwards its forecasts of future cash flows since the acquisition date.

VALUE ASSIGNED TO IN-PROCESS RESEARCH AND DEVELOPMENT

The value assigned to in-process research and development was determined by estimating the costs to develop Knights' and Techne's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue estimates used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the company and its competitors.

The rates utilized to discount the net cash flows to their present value are based on Knights' and Techne's weighted average cost of capital. Given the nature of the risks associated with the estimated growth, profitability and developmental projects, Knights' and Techne's weighted average cost of capital was adjusted. A discount rate of 25.0% was deemed appropriate for Knights, while a discount rate of 35.0% was deemed appropriate for Techne. These discount rates are intended to be commensurate with each company's corporate maturity and the uncertainties in the economic estimates described above.

The estimates used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company.

IMPAIRMENT OF LONG-LIVED ASSETS

In the fourth quarter of 1998, the Company recorded asset impairment charges of $9.6 million. The charge principally relates to long-lived assets, including goodwill acquired in connection with the 1997 acquisitions of Techne Systems, Inc. and Knights Technology, Inc. The charges were recorded in accordance with Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long Lived Assets." Standard 121 requires that the Company analyze whether the cash flows attributable to an asset support the value assigned to that asset in the financial statements. Where estimated cash flow is not sufficient to recover the asset's net carrying value, a fair value approach is taken towards reassigning a carrying value to the asset.

During the second half of 1998, the Company did not receive any orders for a new Techne inspection product being developed. Consequently, there were no inspection products in backlog at the end of the year and there is significant uncertainty as to future orders. In light of this, the Company re-evaluated its forecast for such products. The Company expects that it will not be able to recover the carrying value of the long-lived assets related to Techne, and recorded an impairment loss in the fourth quarter of 1998.

In addition, the Company experienced lower than expected sales of Knights' products, which resulted in an operating loss for Knights in 1998. In light of this, the Company reevaluated its forecast for Knights products. The Company expects that it will not be able to recover the carrying value of the long-lived assets related to Knights, and recorded an impairment loss in the fourth quarter of 1998.

INCOME TAXES

The income tax benefit as a percentage of income was 7.6% in 1998. Income taxes as a percentage of income before income taxes exclusive of the non-deductible in-process research and development expenses were 21.0% and 27.4% in 1997 and 1996, respectively. The decrease in the effective tax rate (benefit) in 1998 compared to 1997 was primarily due to the lower percentage impact of tax exempt investment income and the valuation allowance recorded against the net deferred tax assets. The decrease in the effective tax rate in 1997 compared to 1996 was primarily due to increased benefits of tax exempt investment income and the research and development tax credit. The Company has provided a full valuation allowance of $16.9 million against its net deferred tax assets at December 31, 1998 due to uncertainties surrounding their realization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, short-term investments and restricted cash were $131.5 million at December 31, 1998, an increase of $6.5 million from $125.0 million at December 31, 1997.

Cash generated from operations was $12.3 million, which resulted primarily from changes in working capital accounts partially offset by the net loss. Accounts receivable generated $23.9 million as a result of improved asset management and lower revenues. Inventories decreased by $11.6 million due primarily to lower sales volume in the later half of 1998 compared to the same period in 1997 and the $3.9 million write-down of inventory resulting from rapid product transition. These cash generating assets were partially offset by a decrease in accrued liabilities and accounts payable of $4.9 million and $4.7 million, respectively. The decrease in accounts payables and accrued liabilities was due to lower production levels and headcount reflecting lower anticipated business volumes. In addition, an increase in taxes receivable consumed $7.3 million of cash.

Cash used by investing activities was $18.0 million due primarily from the transfer of $17.7 million of cash to restricted cash, as a requirement of the lease agreement for the construction of the Company's San Jose campus (See below and Note 12 under "Notes to the Consolidated Financial Statements". The Company's net maturities of investments of $3.1 million was offset by capital expenditures of $3.0 million for engineering design and test equipment, manufacturing leasehold improvements, and enhancement of the Company's information technology infrastructure.

Cash used by financing activities was $1.3 million. The cash used by financing activities resulted from the net payment of short-term borrowings of $0.6 million by the Company's Japanese subsidiary, the repurchase of an additional 262,000 shares of the Company's common stock at a cost of $4.1 million, partially offset by the sale of Common Stock of $3.4 million under employee stock plans.

At December 31, 1998, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $5.1 million (denominated in Yen). Amounts outstanding under these facilities at December 31, 1998 were $0.6 million. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $17.7 million at December 31, 1998, the annual lease payments currently represent approximately $1.2 million, which will increase as the construction funding increases throughout the construction period of 18 to 24 months. At the end of the lease, the Company has the option to purchase the land and buildings at approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At December 31, 1998, the Company was in compliance with these covenants. In connection with the lease collateral requirements, the Company was required to collateralize the lease. At December 31, 1998, the Company collateralized $17.7 million, which is included in other assets as restricted cash. The amount of collateralization will increase as funding increases over the construction period.

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

INFORMATION TECHNOLOGY SYSTEMS

The Company has upgraded, or is in the process of upgrading or replacing, many of its core business applications systems. A Year 2000 ready upgrade to the Company's enterprise resource planning system was completed in the third quarter of 1998. Year 2000 ready upgrades exist for most of the Company's remaining core applications systems, and the Company plans on upgrading these systems by June 1999. The Company's wide-area network requirements are provided by major national and international carriers, and the Company expects these carriers to be Year 2000 ready. During fiscal 1997 and 1998, the Company invested in a desktop upgrade program. The standard personal computers, servers and laptop computers installed during this period are Year 2000 ready to the extent the vendors have affirmed. Although not every desktop application has been fully tested as of the filing date, the Company believes that the number of non-ready systems is small. The Company expects it will complete its assessment and replacement of these systems by June 1999. Over the past several years, the Company has replaced or upgraded its local PBX and voice mail systems to Year 2000 ready systems. The Company is in the process of verifying Year 2000 readiness of these systems in the Company's domestic and international sales offices, and intends to complete its assessment by June 1999.

SUPPLIERS

During fiscal 1998, the Company sent Year 2000 Readiness Questionnaires to its suppliers. To date, the Company has received responses from over 90% of its major suppliers, most stating that they will be Year 2000 ready. The Company expects to initiate follow up communications in the first quarter of 1999 with the suppliers that did not respond to the Year 2000 Readiness Questionnaire. Supplier responses to the Questionnaire will be closely monitored. In some cases, alternate suppliers may need to be identified by the Company. There can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

PRODUCTS

The Company's Year 2000 product testing is ongoing. The Company is using two nationally-and industry-recognized test procedures to verify that the Company's products are Year 2000 ready. They are the YMARK2000 program (NSTL), for PC-based products, and the SEMATECH Year 2000 Readiness Test Scenarios for all products. The Company notified its customers of known risk areas and proposed remediation plans during the fourth quarter of 1998. The Company plans to make Year 2000 upgrades available to customers during the first quarter of 1999, and to have upgrades installed in the field in 1999. There can be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other Year 2000 ready products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

FACILITIES AND INFRASTRUCTURE

The Company is in the process of assessing its Year 2000 risk with respect to building automation, electronic security, water and utility systems. The Company plans to send formal queries to landlords, local fire departments, and water and utility providers in the first quarter of 1999.

The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company is in the process of reviewing its manufacturing operations for potential Year 2000 issues and plans to complete such assessment by the end of March 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

The Company is in the process of identifying for its customers the corrective measures necessary to ensure that its installed products are Year 2000 ready. In this regard, the Company is incurring, and will continue to incur throughout 1999, various costs to provide customer support regarding Year 2000 issues, and certain of such costs are expected to be borne not by the Company but, instead, to be passed on to the customers. The full cost of these activities, including corrective measures, is not fully known. However, costs incurred to date have not been material and the Company believes that the potential future financial impact of assuring such Year 2000 readiness will not be material. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the efforts described in this section. Since the efforts described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company or its suppliers, the product integrity of products provided to the Company by suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected.

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

EURO

The Company has established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The Company expects to be able to meet related legal requirements by January 1, 1999, and through the transition period. The Company does not expect the cost of system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange activities or will result in a material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

The Company's future operating results may be affected by inherent uncertainties that exist in the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, unexpected additional environmental remediation expenses in the event the current remediation efforts need to be expanded or ongoing investigation reveals additional contamination, timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, financial instability in Asian markets, introduction of competitors products having technological and/or pricing advantages, and the integration of the businesses of Knights and Techne into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. Accordingly, recent historical operating results should only be one source of information when evaluating the future financial performance of the Company.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

INTEREST RATE RISK

At December 31, 1998, the Company's cash equivalents and short-term investments consisted primarily of fixed income securities. The Company maintains a strict investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.


(DOLLARS IN THOUSANDS)                  1999          2000         TOTAL      FAIR VALUE
----------------------------------------------------------------------------------------
Cash equivalents
   Fixed rate                         $  9,281      $    --      $  9,281      $  9,281
   Average rate                           3.74%          --          3.74%           --
Short-term investments
   Fixed rate                         $ 67,455      $16,367      $ 83,822      $ 84,108
   Average rate                           4.66%        3.94%         4.52%           --
Preferred stock
   Fixed rate                         $ 16,750      $    --      $ 16,750      $ 16,750
   Average rate                           5.56%          --          5.56%           --
Restricted cash
   Variable rate                      $ 17,712      $    --      $ 17,712      $ 17,712
   Average rate                           5.55%          --          5.55%           --
Total Investment Securities           $111,198      $16,367      $127,565      $127,851
   Average rate                           4.86%        3.94%         4.74%           --

FOREIGN CURRENCY EXCHANGE RATE RISK

The current foreign exchange exposure in all international operations is deemed to be immaterial. The Company believes the impact of a 10% change in exchange rates would not be material to the Company's financial condition and results of operations. Accordingly, the Company does not use derivative financial instruments to hedge its current foreign exchange exposure. See Note 1 -- Summary of Significant Accounting Policies, foreign currency accounting.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE                   PAGES
--------------------------------------------------------------------------------------
Consolidated Financial Statements:

    Consolidated Statements of Operations -- Years Ended
    December 31, 1998, 1997 and 1996...............................................29

    Consolidated Balance Sheets -- December 31, 1998 and 1997......................30

    Consolidated Statements of Stockholders' Equity --
    Years Ended December 31, 1998, 1997 and 1996...................................31

    Consolidated Statements of Cash Flows -- Years Ended
    December 31, 1998, 1997 and 1996...............................................32

    Notes to Consolidated Financial Statements.....................................33

    Report of Ernst & Young LLP, Independent Auditors..............................48

Financial Statement Schedule:

    Schedule II -- Consolidated Valuation and Qualifying Accounts --
    Years Ended December 31, 1998, 1997 and 1996...................................49

CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31,                        1998           1997           1996
------------------------------------------------------------------------------------
Net sales                                    $ 101,599      $ 150,035      $ 151,950
Cost of sales                                   67,875         86,409         79,666
                                             ---------------------------------------
Gross profit                                    33,724         63,626         72,284
                                             ---------------------------------------
Operating expenses:
   Engineering, research and development        30,538         21,897         18,672
   Selling, general and administrative          33,334         32,532         24,758
   In-process research and development              --         27,029             --
   Impairment of long-lived assets               9,578             --             --
                                             ---------------------------------------
Total operating expenses                        73,450         81,458         43,430
                                             ---------------------------------------
Operating income (loss)                        (39,726)       (17,832)        28,854
Interest income                                  5,580          5,207          4,771
Other income (expense), net                        (53)          (363)            76
                                             ---------------------------------------
Income (loss) before income taxes              (34,199)       (12,988)        33,701
Provision (benefit) for income taxes            (2,614)         2,949          9,242
                                             =======================================
Net income (loss)                            $ (31,585)     $ (15,937)     $  24,459
                                             =======================================
Basic net income (loss) per share            $   (1.62)     $   (0.86)     $    1.38
                                             =======================================
Diluted net income (loss) per share          $   (1.62)     $   (0.86)     $    1.36
                                             =======================================
Shares used in basic calculations               19,437         18,460         17,779
                                             =======================================
Shares used in diluted calculations             19,437         18,460         17,967
                                             =======================================



See the accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31,                                         1998          1997
--------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                  $  12,966      $  20,259
   Short-term investments                                       100,858        104,719
   Accounts receivable, net of allowance for
     doubtful accounts of $448 in 1998 and $465 in 1997          11,945         35,852
   Inventories                                                   14,428         26,032
   Prepaid expenses and other assets                              2,050            999
   Income taxes receivable                                       10,860          3,578
   Deferred income taxes                                             --          7,613
                                                              ------------------------
     Total current assets                                       153,107        199,052
Restricted cash                                                  17,712             --
Equipment and leasehold improvements, net                        11,768         16,392
Intangible assets, net of accumulated amortization
   of $1,018 in 1998 and $1,639 in 1997                             923         12,525
Other assets                                                        731            950
                                                              ------------------------
Total assets                                                  $ 184,241      $ 228,919
                                                              ========================


Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings                                      $     566      $   1,160
   Accounts payable                                               2,738          7,424
   Accrued liabilities                                           13,160         18,045
                                                              ------------------------
     Total current liabilities                                   16,464         26,629
Deferred income taxes                                               110          2,556
Commitments and contingencies (Note 12)
Stockholders' equity:
   Preferred stock, $0.01 par value;
     authorized 1,000; none outstanding                              --             --
   Common stock, $0.01 par value; authorized 40,000;
     19,860 issued and outstanding at December 31, 1998,
     and 20,543 at December 31, 1997                                199            205
   Additional paid-in capital                                   130,927        133,600
   Deferred stock compensation                                     (688)          (983)
   Retained earnings                                             38,178         78,736
   Accumulated other comprehensive loss                            (128)           (32)
                                                              ------------------------
                                                                168,488        211,526
   Less cost of common stock in treasury;
     62 shares at December 31, 1998 and
     800 shares at December 31, 1997                                821         11,792
                                                              ------------------------
     Total stockholders' equity                                 167,667        199,734
                                                              ------------------------
Total liabilities and stockholders' equity                    $ 184,241      $ 228,919
                                                              ========================



See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                              ADDITIONAL      DEFERRED
                                                       COMMON STOCK            PAID-IN         STOCK
(IN THOUSANDS)                                     SHARES        AMOUNT        CAPITAL      COMPENSATION
----------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                         18,011      $     180      $  87,102            $--
Net income                                             --             --             --             --
Net unrealized gains on investments                    --             --             --             --
Net translation adjustments                            --             --             --             --

Total comprehensive income

Deferred compensation related
   to grant of restricted stock                       100              1          1,424         (1,425)
Amortization of deferred compensation                  --             --             --            147
Issuance of common stock under
   employee stock plans                                92              1          1,314             --
Purchase of treasury stock                             --             --             --             --
Tax benefit of stock option exercises                  --             --             83             --
                                                  --------------------------------------------------------
Balance at December 31, 1996                       18,203            182         89,923         (1,278)
Net loss                                               --             --             --             --
Net unrealized losses on investments                   --             --             --             --
Net translation adjustments                            --             --             --             --

Total comprehensive loss

Amortization of deferred compensation                  --             --             --            295
Issuance of common stock under
    employee stock plans                              588              6          6,286             --
Purchase of treasury stock                             --             --             --             --
Tax benefit of stock option exercises                  --             --          3,337             --
Common stock issued for businesses acquired         1,752             17         34,054             --
                                                  --------------------------------------------------------
Balance at December 31, 1997                       20,543            205        133,600           (983)
Net loss                                               --             --             --             --
Net unrealized gains on investments                    --             --             --             --
Net translation adjustments                            --             --             --             --

Total comprehensive loss

Amortization of deferred compensation                  --             --             --            295
Issuance of common stock under
   employee stock plans                               317              4          3,407             --
Purchase of treasury stock                             --             --             --             --
Retirement of treasury stock                       (1,000)           (10)        (6,080)            --
                                                  --------------------------------------------------------
Balance at December 31, 1998                       19,860      $     199      $ 130,927      $    (688)
                                                  ========================================================


                                                             ACCUMULATED OTHER           TREASURY               TOTAL
                                                   RETAINED    COMPREHENSIVE              STOCK              STOCKHOLDERS'
(IN THOUSANDS)                                     EARNINGS    INCOME (LOSS)       SHARES        AMOUNT         EQUITY
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                        $  70,214      $    (102)            --            $--      $ 157,394
Net income                                           24,459             --             --             --         24,459
Net unrealized gains on investments                      --             42             --             --             42
Net translation adjustments                              --            (38)            --             --            (38)
                                                                                                              ---------
Total comprehensive income                                                                                       24,463
                                                                                                              ---------
Deferred compensation related
   to grant of restricted stock                          --             --             --             --             --
Amortization of deferred compensation                    --             --             --             --            147
Issuance of common stock under
   employee stock plans                                  --             --             --             --          1,315
Purchase of treasury stock                               --             --           (674)        (9,751)        (9,751)
Tax benefit of stock option exercises                    --             --             --             --             83
                                                  ---------------------------------------------------------------------
Balance at December 31, 1996                         94,673            (98)          (674)        (9,751)       173,651
Net loss                                            (15,937)            --             --             --        (15,937)
Net unrealized losses on investments                     --            (69)            --             --            (69)
Net translation adjustments                              --            135             --             --            135
                                                                                                              ---------
Total comprehensive loss                                                                                        (15,871)
                                                                                                              ---------
Amortization of deferred compensation                    --             --             --             --            295
Issuance of common stock under
    employee stock plans                                 --             --             --             --          6,292
Purchase of treasury stock                               --             --           (126)        (2,041)        (2,041)
Tax benefit of stock option exercises                    --             --             --             --          3,337
Common stock issued for businesses acquired              --             --             --             --         34,071
                                                  ---------------------------------------------------------------------
Balance at December 31, 1997                         78,736            (32)          (800)       (11,792)       199,734
Net loss                                            (31,585)            --             --             --        (31,585)
Net unrealized gains on investments                      --            217             --             --            217
Net translation adjustments                              --           (313)            --             --           (313)
                                                                                                              ---------
Total comprehensive loss                                                                                        (31,681)
                                                                                                              ---------
Amortization of deferred compensation                    --             --             --             --            295
Issuance of common stock under
   employee stock plans                                  --             --             --             --          3,411
Purchase of treasury stock                               --             --           (262)        (4,092)        (4,092)
Retirement of treasury stock                         (8,973)            --          1,000         15,063             --
                                                  ---------------------------------------------------------------------
Balance at December 31, 1998                      $  38,178      $    (128)           (62)     $    (821)     $ 167,667
                                                  =====================================================================


See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS




(IN THOUSANDS)
YEARS ENDED DECEMBER 31,                                        1998           1997           1996
----------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                            $ (31,585)     $ (15,937)     $  24,459
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation                                                6,920          5,165          2,885
     Amortization                                                3,903          2,813          1,208
     Write-off of in-process research and development               --         27,029             --
     Impairment of long-lived assets                             9,578             --             --
     Loss on disposal of fixed assets                              744             46              2
     Deferred income taxes                                       5,167          1,997          2,518
     Changes in current assets and liabilities
       net of effects from acquisitions:
        Accounts receivable                                     23,907        (17,953)        15,418
        Inventories                                             11,604           (973)          (144)
        Prepaid expenses and other current assets               (1,051)           336           (177)
        Accounts payable                                        (4,686)         2,092         (2,959)
        Accrued liabilities                                     (4,885)        (4,212)        (1,602)
        Income taxes receivable/payable                         (7,282)         5,981        (12,326)
                                                             ---------------------------------------
Cash provided by operating activities                           12,334          6,384         29,282
                                                             ---------------------------------------
Cash flows from investing activities
Capital expenditures                                            (2,989)       (10,697)        (8,010)
Purchases of investments, available-for-sale                  (299,989)      (193,692)      (233,171)
Maturities of investments, available-for-sale                  303,104        206,126        225,932
Acquisitions, net of cash acquired                                  --           (516)            --
Investment in restricted cash                                  (17,712)            --             --
Other assets                                                      (439)          (257)        (1,057)
                                                             ---------------------------------------
Cash provided by (used in) investing activities                (18,025)           964        (16,306)
                                                             ---------------------------------------
Cash flows from financing activities
Net payments from short-term borrowings                           (594)        (2,624)          (162)
Sales of common stock                                            3,411          6,292          1,315
Purchase of treasury stock                                      (4,092)        (2,041)        (9,751)
                                                             ---------------------------------------
Cash provided by (used in) financing activities                 (1,275)         1,627         (8,598)
                                                             ---------------------------------------
Effect of exchange rate changes                                   (327)           143            (33)
                                                             ---------------------------------------
Net increase (decrease) in cash and cash equivalent             (7,293)         9,118          4,345
Cash and cash equivalents at beginning of year                  20,259         11,141          6,796
                                                             ---------------------------------------
Cash and cash equivalents at end of year                     $  12,966      $  20,259      $  11,141
                                                             =======================================
Supplemental cash flow disclosure:
   Cash paid (received) during the year for income taxes     $    (530)     $  (5,062)     $  18,916
Other noncash changes:
   Income tax benefits from employee stock plans             $      --      $   3,337      $      83





See the accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation And Basis Of Presentation: The consolidated financial statements include the accounts of the domestic and foreign business operations of the Company for all periods. Intercompany transactions have been eliminated.

Use Of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Cash And Cash Equivalents: The Company considers all highly liquid investments with minimum yield risks and maturities of less than 90 days from the date of purchase to be cash equivalents.

Investments: The Company invests its excess cash in high quality debt and equity instruments. Management determines the appropriate classification of the debt securities at the time of purchase as either held-to-maturity or available-for-sale and re-evaluates such designation as of each balance sheet date.

Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in a separate component of stockholders' equity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income.

Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Equipment and Leasehold Improvements: Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (three to ten years) of assets. Leasehold improvements are amortized over the life of the related assets or the life of the lease whichever is shorter.

Revenue Recognition: Revenue related to the majority of the Company's products is recognized as products are shipped and services rendered, except for newly introduced products and for initial customer installments, which are recognized upon the successful completion of an evaluation period.

The Company also derives revenue from software licenses and postcontract customer support (PCS). Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. In software arrangements that include rights to multiple software products, specified upgrades and PCS, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

Software Licenses: The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Postcontract Customer Support: Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


provided.

Warranty: The Company generally warrants its products for a period of up to 12 months from shipment for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded upon shipment.

Engineering, Research and Development Expenses: The Company is actively engaged in basic technology and applied research programs designed to develop new products and product applications. In addition, substantial ongoing product and process improvement engineering and support programs relating to existing products are conducted within engineering departments. Engineering, research and development costs are charged to operations as incurred.

Foreign Currency Accounting: The U.S. dollar is the functional currency for all foreign operations, excluding Japan. Gains or losses that result from the process of remeasuring foreign currency financial statements into U.S. dollars were $0, $0.6 million and $0.3 million in 1998, 1997 and 1996, respectively, and are included in operations.

The Japanese Yen is the functional currency for the Company's Japanese subsidiary. Translation gains or losses related to the Japanese subsidiary are included as a component of stockholders' equity and comprehensive income.

Net Income (Loss) Per Share: In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirement.

The following table sets forth the computation of basic and diluted net income
(loss) per share:


(IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31,                                                  1998          1997          1996
------------------------------------------------------------------------------------------------------------
Numerator:
   Net income (loss)                                                    $(31,585)     $(15,937)     $ 24,459

Denominator:
   Denominator for basic income (loss) per share --
     weighted average shares                                              19,437        18,460        17,779

   Effect of dilutive securities:
     Employee stock options                                                   --            --           138
     Restricted stock                                                         --            --            50
                                                                        ------------------------------------
   Dilutive potential common shares                                           --            --           188
     Denominator for diluted income (loss) per share--
        adjusted weighted average shares and assumed conversions          19,437        18,460        17,967
                                                                        ------------------------------------
Basic net income (loss) per share                                       $  (1.62)     $  (0.86)     $   1.38
Diluted net income (loss) per share                                     $  (1.62)     $  (0.86)     $   1.36
                                                                        ====================================

Options to purchase 2,432,000 and 2,302,000 shares of common stock and 100,000 and 100,000 shares of restricted common stock were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computa-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tion of diluted loss per share as the effect would be antidilutive.

In connection with the acquisition of Techne Systems, Inc., 120,000 shares of common stock have been placed into escrow through December 1999 subject to certain representations and warranties. Related to the Knights acquisition, 44,000 and 135,000 shares of common stock were in escrow as of December 31, 1998 and 1997, respectively. The escrow shares related to both acquisitions were not included in the computation of diluted net loss per share as the effect would be antidilutive.

Accounting For Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," the Company reviews long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Comprehensive Income: As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The adoption of this Statement had no impact on the Company's net income or stockholder's equity.

Effect of New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement No. 133," Accounting for Derivative Instruments and Hedging Activities." It establishes accounting and reporting standards for derivative instruments including stand alone instruments, such as forward currency exchange contracts and interest note swaps or embedded derivatives, such as conversion options contained in convertible debt investments and requires that these instruments be marked-to-market on an ongoing basis. The Company is required to adopt Statement 133 for the year ending December 2000. Because of the Company's minimal use of derivatives, management does not expect that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

Reclassification: During the year, the Company reclassified certain tax line items to conform to current year presentations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACQUISITIONS

On May 19, 1997, the Company acquired Knights, a Sunnyvale, California based developer of yield management software for the semiconductor industry, for the following amounts:


(IN THOUSANDS)
-------------------------------------------------
Common stock issued, 1,352,000 shares     $27,720
Assumption of Knights stock options         2,295
Acquisition costs                           1,785
                                          -------
                                          $31,800
                                          =======

On December 19, 1997, the Company acquired all of the outstanding shares of common stock of Techne, an Albany, Oregon based manufacturer of back-end wafer inspection equipment for the following amounts:


(IN THOUSANDS)
-------------------------------------------------
Cash                                       $1,500
Common stock issued, 400,000 shares         4,340
Acquisition costs                             400
                                           ------
                                           $6,240
                                           ======

The Knights and Techne acquisitions were recorded under the purchase method of accounting and accordingly, results of operations of Knights and Techne are included in the accompanying consolidated financial statements subsequent to acquisitions. The purchase prices have been allocated, based on independent appraisals obtained by the Company, to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows:


(IN THOUSANDS)                           KNIGHTS       TECHNE
--------------------------------------------------------------
Cash                                    $    973      $     11
Other current assets                       1,220         3,685
Non-current assets                           712            49
Intangibles                                7,720         3,697
Liabilities                               (2,325)       (4,731)
In-process research and development       23,500         3,529
                                        ----------------------
                                        $ 31,800      $  6,240
                                        ======================

To determine the value of in-process research and development of the acquired businesses, the Company considered, among other factors, the stage of development of each project, expected income, target markets, and associated risks. Associated risks included inherent difficulties and uncertainties in completing the project and, thereby, achieving technical feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in a valuation for in-process research and development that had not reached technical feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, $23.5 million and $3.5 million was expensed in 1997 related to the Knights and Techne acquisitions, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets on the Knights acquisition relate primarily to developed technology and goodwill. Intangible assets on the Techne acquisition relate principally to developed technology. To determine the value of developed technology, the expected future cash flows of each product was discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessment of the life cycle stage of each product. This analysis resulted in a valuation for completed products that had reached technological feasibility and, therefore, was capitalizable. Intangible assets will be amortized on a straight-line basis over estimated useful lives ranging from three to five years.

In connection with the acquisition of Techne, 120,000 shares of common stock have been placed in escrow through December 1999 subject to certain representations and warranties. Related to the Knights acquisition, 44,000 shares of common stock remain in escrow at December 31, 1998.

The Company entered into an agreement to lease Techne's current manufacturing facilities from Techne's President. Under the one year operating lease which expired in December 1998, the Company made lease payments of approximately $0.2 million, plus payment of executory costs such as property taxes, maintenance and insurance. The lease is currently on a month-to-month basis.

The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for in-process research and development, as if the acquisitions of Knights and Techne had occurred at the beginning of 1996 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of 1996 or of results which may occur in the future:


(IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31,                               1997       1996
---------------------------------------------------------------------
Net sales                                          $152,438   $159,175
Net income                                         $  8,959   $ 24,143
Basic net income per share                         $   0.49   $   1.36
Diluted net income per share                       $   0.47   $   1.34
----------------------------------------------------------------------

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

In the fourth quarter of 1998, the Company recorded asset impairment charges of $9.6 million. The charge related principally to long-lived assets, including goodwill acquired in connection with the 1997 acquisitions of Techne and Knights. The charges were recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets." Statement 121 requires that the Company analyze whether the cash flows attributable to an asset support the value assigned to that asset in the financial statements. Where estimated cash flow is not sufficient to recover the asset's net carrying value, a fair value approach is taken towards reassigning a carrying value to the asset. The Company estimated fair value based on management's estimate of discounted future cash flows. The charge consists of $3.1 million related to goodwill, $6.3 million related to acquired intangible assets, and $0.2 million related to other long-lived assets.

During the second half of 1998, the Company did not receive any orders for a new Techne inspection product being developed. Consequently, there were no inspection products in backlog at the end of the year and there is significant uncertainty as to future orders. In light of this, the Company re-evaluated its forecast for such products. The Company expects that it will not be able to recover the carrying value of the long-lived assets related to Techne, and recorded an impairment loss in the fourth quarter of 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company experienced lower than expected sales of Knights' products which resulted in an operating loss for Knights in 1998. In light of this, the Company re-evaluated its forecast for Knights products. The Company expects that it will not be able to recover the carrying value of the long-lived assets related to Knights, and recorded an impairment loss in the fourth quarter of 1998.

NOTE 4. FINANCIAL INSTRUMENTS

Concentration Of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents, investments and trade receivables.

The Company places its cash equivalents and investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt and equity instruments and collateralized funds of U.S. and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

The Company sells its systems to semiconductor manufacturers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit, whenever deemed necessary. The write-off of uncollectable amounts has been insignificant. Accounts receivable from customers in Asia were $2.5 million and $7.1 million at December 31, 1998 and 1997, respectively.

Fair Value Of Financial Instruments: The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses approximate the fair value due to their short maturities. Investment securities are reported at their estimated fair value based on quoted market prices.

Investments: The following is a summary of the Company's investments:


                                                           GROSS       GROSS     ESTIMATED
(IN THOUSANDS)                              AMORTIZED UNREALIZED  UNREALIZED          FAIR
AVAILABLE-FOR-SALE AT DECEMBER 31, 1998          COST      GAINS      LOSSES         VALUE
------------------------------------------------------------------------------------------
Municipal bonds                             $  54,548      $ 326      $  (41)    $  54,833
Preferred stock                                16,750         --          --        16,750
Floating rate notes                            29,274          4          (3)       29,275
                                            ----------------------------------------------
                                            $ 100,572      $ 330      $  (44)    $ 100,858
                                            ==============================================



                                                           GROSS       GROSS     ESTIMATED
(IN THOUSANDS)                              AMORTIZED UNREALIZED  UNREALIZED          FAIR
AVAILABLE-FOR-SALE AT DECEMBER 31, 1997          COST      GAINS      LOSSES         VALUE
------------------------------------------------------------------------------------------
Municipal bonds                             $  87,768      $ 110      $  (35)    $  87,843
Floating rate notes                            16,882         --          (6)       16,876
                                            ----------------------------------------------
                                            $ 104,650      $ 110      $  (41)    $ 104,719
                                            ==============================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity:


                                                                               ESTIMATED
(IN THOUSANDS)                                                   AMORTIZED         FAIR
AVAILABLE-FOR-SALE AT DECEMBER 31, 1998                               COST        VALUE
---------------------------------------------------------------------------------------
Amounts maturing within one year                                  $ 46,024     $ 46,025
Amounts maturing after one year, within five years                  54,548       54,833
                                                                  --------------------
                                                                  $100,572     $100,858
                                                                  =====================


Note 5. Inventories

The following is a summary of inventories by major category:


(IN THOUSANDS)
AT DECEMBER 31,                                                        1998       1997
--------------------------------------------------------------------------------------
Raw materials                                                      $  4,502   $ 11,571
Work in process                                                       5,948      8,499
Finished goods                                                        3,978      5,962
                                                                   -------------------
                                                                   $ 14,428   $ 26,032
                                                                   ===================


Note 6. Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements by major category:


(IN THOUSANDS)
AT DECEMBER 31,                                                        1998       1997
--------------------------------------------------------------------------------------
Equipment                                                          $ 17,241   $ 18,302
Leasehold improvements                                                8,303      8,425
Office furniture and equipment                                       10,731      9,415
                                                                   -------------------
                                                                     36,275     36,142
Accumulated depreciation and amortization                           (24,507)   (19,750)
                                                                   -------------------
                                                                   $ 11,768   $ 16,392
                                                                   ===================


Note 7. Accrued Liabilities

The following is a summary of accrued liabilities:


(IN THOUSANDS)
AT DECEMBER 31,                                                        1998       1997
--------------------------------------------------------------------------------------
Salaries and benefits                                              $  3,943   $  5,704
Warranty reserves                                                     2,991      3,325
Customer advance payments                                               519      2,249
Deferred revenue                                                      2,594      1,858
Environmental remediation costs (Note 12)                               785      1,468
Other                                                                 2,328      3,441
                                                                   -------------------
                                                                   $ 13,160   $ 18,045
                                                                   ===================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. SHORT-TERM BORROWINGS

The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $5.1 million (denominated in Yen) with two Japanese banks. One of the facilities is guaranteed by a $1.7 million standby letter of credit issued by the Company. As of December 31, 1998, the amount outstanding was $0.6 million (denominated in Yen), renewable quarterly at the current bank interest rate plus .25% per annum (1.875% and 2.50% at December 31, 1998).

NOTE 9. STOCKHOLDERS' EQUITY

Preferred Stock: The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of 1,000,000 shares of preferred stock from time to time in one or more series with such designation, rights preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights and voting rights, all without the approval of the holders of common stock.

Rights Agreement: On November 19, 1997, the Company adopted a Shareholder Rights Plan (Rights Agreement). Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of Common Stock owned by the Company's stockholders of record on December 5, 1997. The rights expire on December 4, 2007 unless extended or earlier redeemed or exchanged by the Company.

Under the Rights Agreement, each right entitles the registered holder to purchase one-hundredth of a Series A Preferred share of the Company at a price of $140. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.

Stock Repurchase Program: On March 14, 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. The Company completed the repurchase program in early 1998 and retired the 1,000,000 shares of its common stock held in treasury at a cost of $15.1 million. On May 19, 1998, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's stock beyond the initial program to reduce the dilution resulting from its employee stock option and stock purchase plans. During September 1998, the Company repurchased 62,400 shares of its common stock at a cost of $0.8 million.

Stock Option Plans: In August 1997, the Company's stockholders approved the 1997 Stock Incentive Plan (1997 Plan). The 1997 Plan replaced the Company's 1993 Long Term Stock Incentive Plan (1993 Plan), and as a result, no additional shares will be issued from the 1993 Plan after 1998. Under the 1997 and 1993 Plans, 750,000 and 3,000,000 shares, respectively, have been reserved for issuance to eligible employees and to provide for certain automatic grants of stock options to non-employee directors. In May 1998, the Company's stockholders approved an amendment to the 1997 Plan to increase the number of shares reserved for issuance from 750,000 to 1,050,000. Options under these plans are granted at fair market value, expire ten years from the date of grant, and generally vest in quarterly installments, commencing one year from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity and related information:


                                             1998                   1997                  1996
                                    ---------------------  ---------------------  --------------------
                                                 WEIGHTED               WEIGHTED              WEIGHTED
                                                  AVERAGE                AVERAGE              AVERAGE
(SHARE AMOUNTS IN THOUSANDS)                     EXERCISE               EXERCISE              EXERCISE
YEAR ENDED DECEMBER 31,             OPTIONS        PRICE   OPTIONS        PRICE   OPTIONS       PRICE
-------------------------------------------------------------------------------------------------------
Outstanding-- beginning of year      2,302      $   15.70   1,710      $   13.69   1,210      $   19.53
Granted                                591          13.48   1,149          16.49   1,548          13.99
Exercised                             (142)         10.41    (482)         10.17     (38)         11.09
Cancelled                             (319)         18.12     (75)         17.60  (1,010)         22.60
                                     ------------------------------------------------------------------
Outstanding-- end of year            2,432      $   15.15   2,302      $   15.70   1,710      $   13.69
                                     ==================================================================

The following table summarizes information about outstanding options at December 31, 1998:

                                         OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                 ---------------------------------- ----------------------
                                               WEIGHTED
                                                AVERAGE    WEIGHTED               WEIGHTED
(IN THOUSANDS,                                 REMAINING   AVERAGE                AVERAGE
EXCEPT PER SHARE DATA)                        CONTRACTUAL  EXERCISE               EXERCISE
RANGE OF EXERCISE PRICES         OUTSTANDING     LIFE       PRICE   EXERCISABLE    PRICE
----------------------------------------------------------------------------------------------
 $1.03 -$14.00                        573        6.33      $ 11.99      113       $  9.98
$14.01 -$14.25                        823        6.81      $ 14.25      566       $ 14.25
$14.26 -$34.25                      1,036        6.63      $ 17.61      310       $ 18.29
                                    -----------------------------------------------------
                                    2,432                               989
                                    =====================================================

In addition, the Company issued 100,000 shares of restricted stock under the 1993 Long Term Stock Incentive Plan. The Company has recorded a deferred compensation charge equal to the fair value of the restricted stock at the time of issuance of $1.4 million. The deferred compensation charge is being amortized over the five-year vesting period.

On July 1, 1996, the Company repriced 932,000 employee stock options to $14.25, the closing value at June 28, 1996.

Employee Stock Purchase Plan: In May 1998, the Company's stockholders approved the 1998 Employee Stock Purchase Plan replacing the 1993 Employee Stock Purchase Plan that expired in June 1998. Both plans provide that eligible employees may purchase stock at 85% of its fair value on specified dates through payroll deductions. Under the new plan, 500,000 shares were reserved for issuance. The Company sold 175,000 shares, 106,000 shares and 55,000 shares to employees in 1998, 1997 and 1996, respectively.

Stock Based Compensation: As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS No. 123 for awards granted after December 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS No. 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated using the following assumptions:


                                          OPTIONS                       ESPP
                                 ------------------------    ------------------------
                                  1998     1997      1996     1998      1997     1996
-------------------------------------------------------------------------------------
Expected dividend yield           0.0%      0.0%     0.0%     0.0%       0.0%     0.0%
Expected stock price volatility  55.0%     51.0%    49.0%    55.0%      51.0%    49.0%
Risk-free interest rate           4.6%      5.6%     5.8%     4.6%       5.5%     5.6%
Expected life (years)             4.0       4.0      4.0      0.5        0.5      0.5
                                 ====================================================

For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:


(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1998       1997       1996
---------------------------------------------------------------------------------------
Net income (loss)-- as reported                          $(31,585)  $(15,937)   $24,459
Net income (loss)-- pro forma                             (37,163)   (20,308)    20,655
                                                         ------------------------------
Basic net income (loss) per share-- as reported             (1.62)    (0.86)      1.38
Basic net income (loss) per share-- pro forma               (1.91)    (1.10)      1.16
                                                         ------------------------------
Diluted net income (loss) per share-- as reported           (1.62)    (0.86)      1.36
Diluted net income (loss) per share-- pro forma             (1.91)    (1.10)      1.15
                                                         ==============================

For pro forma purposes in accordance with FAS No. 123, the repricing of employee stock options during 1996 is treated as a modification of the stock-based award, with the original options being repurchased and new options granted. Any additional compensation arising from the modification is recognized over the remaining vesting period of the new grant. FAS No. 123 is effective for stock-based awards granted by the Company commencing January 1, 1995. All stock-based awards granted before January 1, 1995 have not been valued and no pro forma compensation expense has been recognized. However, any option granted before January 1, 1995, that was repriced in 1996 is treated as new grant within 1996 and valued accordingly. In addition, because compensation expense is recognized over the vesting period of the option, which is typically four years, and pro forma disclosure is only required commencing with 1995, the initial impact on pro forma income may not be representative of pro forma compensation expense in future years.

The weighted average fair value of options and stock purchase rights granted during 1998 was $6.49 and $4.42, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incentive Plans: The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its United States-resident employees. The Board of Directors determines annually a formula for setting aside amounts into a profit sharing pool based upon performance targets. The amounts set aside are used to pay bonuses to employees. The charge to operations for these plans during 1998, 1997 and 1996 was $0, $1.3 million and $1.2 million.

NOTE 10. INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:


(IN THOUSANDS)
YEARS ENDED DECEMBER 31,                                    1998       1997       1996
--------------------------------------------------------------------------------------
Federal:
   Current                                               $(7,808)    $  631     $5,012
   Deferred                                                3,097      1,053      1,602
                                                         -----------------------------
                                                          (4,711)     1,684      6,614
State:
   Current                                                   (39)       (92)       227
   Deferred                                                1,960        609        916
                                                         -----------------------------
                                                           1,921        517      1,143
Foreign:
   Current                                                    66        748      1,485
   Deferred                                                  110         --         --
                                                         -----------------------------
                                                             176        748      1,485
                                                         -----------------------------
Total provision (benefit) for income taxes.              $(2,614)    $2,949     $9,242
                                                         =============================

The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan reduce taxes currently payable for 1998, 1997 and 1996, as shown above by $0, $3.3 million and $0.1 million, respectively. Such benefits are credited to additional paid in capital when realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense (benefit) is as follows:


                                                 1998                     1997                     1996
(IN THOUSANDS EXCEPT PERCENTAGES)       ----------------------   ---------------------    ---------------------
YEARS ENDED DECEMBER 31,                 AMOUNT        PERCENT     AMOUNT      PERCENT      AMOUNT      PERCENT
---------------------------------------------------------------------------------------------------------------
Tax computed at U.S. statutory rate     $(11,969)      (35.0)%   $ (4,545)      (35.0)%   $ 11,795        35.0%
State income taxes
   (net of federal benefit)                1,249         3.7          335         2.6          743         2.2
Tax exempt investment income              (1,227)       (3.6)      (1,312)      (10.1)      (1,532)       (4.6)
Research and development credit               --          --       (1,646)      (12.6)      (1,564)       (4.6)
Foreign tax rates in excess
   of U.S. tax rates                         448         1.3          266         2.0          132         0.4
In-process research and development           --          --        9,460        72.8           --          --
Intangibles -- goodwill                    1,313         3.8          188         1.4           --          --
Valuation allowance                        8,070        23.6           --          --           --          --
Tax exempt foreign sales
   corporation                                --          --         (212)       (1.6)        (622)       (1.9)
Other, net                                  (498)       (1.4)         415         3.2          290         0.9
                                        ----------------------------------------------------------------------
Provision (benefit) for
   income taxes                         $ (2,614)       (7.6)%   $  2,949        22.7%    $  9,242        27.4%
                                        ======================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax accounts are as follows:

(IN THOUSANDS)
YEARS ENDED DECEMBER 31,                          1998         1997
---------------------------------------------------------------------
Deferred tax liabilities:
   Intangible assets                           $ (1,753)     $ (3,770)
                                               ----------------------
Deferred tax assets:
   Warranty reserve                               1,035         1,229
   Inventories                                    3,023         2,238
   Depreciable assets                             1,599         1,214
   Deferred revenue                                 738         1,942
   Net operating losses                           3,710           700
   Tax credit carryforwards                       5,758           590
   Other, including nondeductible accruals        2,707         2,204
                                               ----------------------
     Total deferred tax assets                 $ 18,570      $ 10,117
     Less:  Valuation allowance                 (16,927)       (1,290)
                                               ----------------------
Net deferred tax assets (liabilities)          $   (110)     $  5,057
                                               ======================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of the deferred tax assets is dependent on future taxable income, the timing and amount of which is uncertain. Accordingly, a valuation allowance in an amount approximately equal to the net deferred tax assets at December 31, 1998 has been established to reflect these uncertainties. In connection with the Knight's acquisition accounting, approximately $0.5 million of the valuation allowance will be credited to non-current intangibles when realized.

As of December 31, 1998, the Company had federal net operating loss and tax credit carryforwards of approximately $9.5 million and $4.4 million, respectively. The federal loss and research and development credit carryforwards will expire in 2018. The AMT credit carryforward has no expiration date. The foreign tax credit carryforwards will expire in the years between 2001 and 2003.

For state tax purposes, as of December 31, 1998, the Company had net operating loss and tax credit carryforwards of approximately $14.0 million and $2.1 million, respectively. The state net operating loss carryforward will expire in 2003 and the state tax credits, exclusive of the research and development credit carryforwards, will expire in the years 2007 and 2008. The research and development credit carryforwards have no expiration dates.

Pretax income (loss) from foreign operations was ($0.8) million, ($0.8) million and $2.6 million for 1998, 1997 and 1996, respectively. Upon repatriation of foreign earnings, residual U.S. taxes would be immaterial.

NOTE 11. SEGMENT INFORMATION

The Company has one reportable segment; prober products, the manufacture, sale and servicing of wafer probers for use in the manufacture of semiconductor devices. Revenue from segments below the quantitative threshold are attributable to two operating segments of the Company, its yield management software and wafer inspection businesses. Prior to the acquisitions of Knights and Techne in 1997, the Company only operated in the prober products segment. The Company's management has determined the operating segments based upon how the business is managed and operated. The Company evaluates performance and allocates resources based on operating income (loss), excluding unusual or infrequent occurring items. There are no significant intersegment sales or transfers. The Company's principal markets are the North American, European and Asian based semiconductor manufacturing companies.

The following is a summary of the Company's operating segments:


                                             PROBER
(IN THOUSANDS)                              PRODUCTS       ALL OTHER   CONSOLIDATED
-----------------------------------------------------------------------------------
1998
Sales to unaffiliated customers             $  89,296      $  12,303    $ 101,599
Operating loss                              $ (24,864)     $  (5,284)   $ (30,148)
Other significant non-cash items:
   Impairment of long-lived assets          $      --      $  (9,578)   $  (9,578)
Identifiable assets                         $ 178,219      $   6,022    $ 184,241

1997
Sales to unaffiliated customers             $ 145,996      $   4,039    $ 150,035
Operating income (loss)                     $  11,975      $  (2,778)   $   9,197
Other significant non-cash items:
   In-process research and development      $      --      $ (27,029)   $ (27,029)
Identifiable assets                         $ 209,545      $  19,374    $ 228,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company's geographic operations:


                                                                                    ADJUSTMENTS
                                            UNITED                                      AND
(IN THOUSANDS)                              STATES          ASIA         EUROPE     ELIMINATIONS   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
1998
Sales to unaffiliated customers           $  76,679      $   1,326      $  23,594     $      --      $ 101,599
Transfer between geographic locations        17,168            367             --       (17,535)            --
                                          --------------------------------------------------------------------
Total net sales                           $  93,847      $   1,693      $  23,594     $ (17,535)     $ 101,599
Operating income (loss)                   $ (35,547)     $  (5,925)     $   1,383     $     363      $ (39,726)
Identifiable assets                       $ 174,879      $   1,736      $   8,693     $  (1,067)     $ 184,241


1997
Sales to unaffiliated customers           $ 119,567      $   1,557      $  28,911     $      --      $ 150,035
Transfer between geographic locations        23,829            517             93       (24,439)            --
                                          --------------------------------------------------------------------
Total net sales                           $ 143,396      $   2,074      $  29,004     $ (24,439)     $ 150,035
Operating income (loss)                   $ (12,970)     $  (6,571)     $   2,531     $    (822)     $ (17,832)
Identifiable assets                       $ 211,898      $   2,311      $  16,140     $  (1,430)     $ 228,919


1996
Sales to unaffiliated customers           $ 112,216      $   7,844      $  31,890     $      --      $ 151,950
Transfer between geographic locations        27,057             87             --       (27,144)            --
                                          --------------------------------------------------------------------
Total net sales                           $ 139,273      $   7,931      $  31,890     $ (27,144)     $ 151,950
Operating income (loss)                   $  28,402      $  (4,582)     $   4,827     $     207      $  28,854
Identifiable assets                       $ 187,135      $   2,741      $   8,597     $    (607)     $ 197,866

Sales between geographic areas are accounted for at prices that the Company believes are at arm's length prices.

International sales represented 43%, 43% and 45% of the Company's net sales in 1998, 1997 and 1996, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

Export sales made by United States operations were 19% of net sales in 1998 (16% to Asia, 3% to other), 23% of net sales in 1997 (21% to Asia, 2% to other) and 19% of net sales in 1996 (18% to Asia, 1% to other).

No single customer accounted for more than 10% of net sales in 1998 and 1997. In 1996, one customer comprised 13% of net sales. No other customer exceeded 10% of net sales in 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under noncancelable operating leases. As of December 31, 1998, the minimum annual rental commitments are as follows:


(IN THOUSANDS)
--------------------------------------------------------------------------------------
1999                                                                           $ 4,552
2000                                                                             3,329
2001                                                                             2,540
2002                                                                             1,266
2003                                                                               614
Thereafter                                                                         137
                                                                               -------
                                                                               $12,438
                                                                               =======

Rent expense was approximately $3.7 million, $3.6 million and $2.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

LEASE AGREEMENT

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $17.7 million at December 31, 1998, the annual lease payments currently represent approximately $1.2 million, which will increase as the construction funding increases throughout the construction period of 18 to 24 months. At the end of the lease, the Company has the option to purchase the land and buildings at approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At December 31, 1998, the Company was in compliance with these covenants. In connection with the lease collateral requirements, the Company was required to collateralize the lease. At December 31, 1998, the Company collateralized $17.7 million, which is included in other assets as restricted cash. The amount of collateralization will increase as funding increases over the construction period.

LEGAL MATTERS

In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

ENVIRONMENTAL REMEDIATION

The Company has been performing environmental remediation activities on its leased property in Santa Clara, California, in cooperation with the California Regional Water Quality Board. In 1997, the Company accrued $1.6 million, which was the Company's best estimate of its obligation. The Company has since incurred actual costs of $0.8 million and expects that its remaining liability to be in the range of $0.5 million to $0.8 million. It is possible that the Company's recorded estimate of its obligations may change in the near term due to unexpected additional environmental remediation expenses in the event the current remediation efforts need to be expanded or ongoing investigation reveals additional contamination.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
ELECTROGLAS, INC.

We have audited the accompanying consolidated balance sheets of Electroglas, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electroglas, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                            /s/  Ernst & Young LLP





San Jose, California
January 26, 1999

SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                          ALLOWANCE FOR
(IN THOUSANDS)                                          DOUBTFUL ACCOUNTS
-------------------------------------------------------------------------
Balance at January 1, 1996                                 $  243
   Charges to operations                                       --
   Deductions (a)                                             (38)
                                                           ------
Balance at December 31, 1996                                  205
   Charges to operations (b)                                  292
   Deductions (a)                                             (32)
                                                           ------
Balance at December 31, 1997                                  465
   Charges to operations                                       --
   Deductions (a)                                             (17)
                                                           ------
Balance at December 31, 1998                               $  448
                                                           ======



(a)     Includes write-offs and reversals.

(b)     Additions in 1997 related to allowances acquired.




              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                    PART III

                               ------------------

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the heading "Election of Directors" and "Other Matters" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT

The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


                                     PART IV

                               ------------------

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K


(a)     Documents filed as a part of this Report:

        (1)     Index to Financial Statements

                The index to the financial statements included in Part II, Item 8 of this documents are filed as part of this Report.

        (2)     Financial Statement Schedules

                The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report. All of the other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

        (3)     Exhibits


EXHIBIT
NUMBER  EXHIBITS
--------------------------------------------------------------------------------
 3.1    Certificate of Incorporation of Electroglas, Inc., as amended.(1)

 3.2    By-laws of Electroglas, Inc., as amended.

 3.3    Certificate of Designation for Electroglas, Inc.(15)

 4.1    Reference is made to Exhibits 3.1 and 3.2.

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

10.17 Rights Agreement between Electroglas, Inc., and BankBoston, N.A., as rights agent dated as of November 18, 1997.(12)

10.18*  Electroglas, Inc. 1997 Stock Incentive Plan.(15)

EXHIBIT
NUMBER  EXHIBITS
--------------------------------------------------------------------------------
10.19*  Form of Change of Control Agreement between the Company and each of
        Timothy J. Boyle, Phillip M. Truckle, Conor P. O'Mahoney, Joseph A.
        Savarese, Daniel D. Welton, William J. Haydamack and John P. Livingston
        as of June 9, 1995, June 9, 1995, June 9, 1995, June 9, 1995, June 9,
        1995, December 12, 1997 and December 8, 1997.(15)

10.20   Construction Funding Agreement (First Amendment to Lease) Between BNP
        Leasing Corporation and Electroglas, Inc. dated July 1, 1998.(13)

10.21*  Electroglas, Inc. 1998 Employee Stock Purchase Plan.(14)

23.1    Consent of Ernst & Young LLP, Independent Auditors.

27      Financial Data Schedule.


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

(13) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

(14) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

(15) Incorporated by reference to the identically numbered exhibit of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.


*       Management contracts, or Company compensatory plans or arrangements.

(b)     Reports on Form 8-K:

                No reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ELECTROGLAS, INC.

Date:  March 12, 1999

                                       By /s/ CURTIS S. WOZNIAK
                                          --------------------------------------
                                          Curtis S. Wozniak
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE               TITLE                                    DATE
            ---------               -----                                    ----

    /s/ CURTIS S. WOZNIAK           Chairman and Chief Executive        March 12, 1999
--------------------------------    Officer (Principal Executive
        Curtis S. Wozniak           Officer)


    /s/ ARMAND J. STEGALL           Vice President, Finance             March 12, 1999
--------------------------------    Chief Financial Officer,
        Armand J. Stegall           Treasurer and Secretary
                                    (Principal Financial and
                                    Accounting Officer)


      /s/ NEIL R. BONKE             Director                            March 12, 1999
--------------------------------
          Neil R. Bonke


     /s/  JOSEPH F. DOX             Director                            March 12, 1999
--------------------------------
          Joseph F. Dox


    /s/ ROGER D. EMERICK            Director                            March 12, 1999
--------------------------------
        Roger D. Emerick


  /s/ ROBERT J. FRANKENBERG         Director                            March 12, 1999
--------------------------------
      Robert J. Frankenberg

                                 EXHIBIT INDEX

EXHIBIT
NUMBER  EXHIBITS
--------------------------------------------------------------------------------
 3.1    Certificate of Incorporation of Electroglas, Inc., as amended.(1)

 3.2    By-laws of Electroglas, Inc., as amended.

 3.3    Certificate of Designation for Electroglas, Inc.(15)

 4.1    Reference is made to Exhibits 3.1 and 3.2.

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

10.17 Rights Agreement between Electroglas, Inc., and BankBoston, N.A., as rights agent dated as of November 18, 1997.(12)

10.18*  Electroglas, Inc. 1997 Stock Incentive Plan.(15)

EXHIBIT
NUMBER  EXHIBITS
--------------------------------------------------------------------------------
10.19*  Form of Change of Control Agreement between the Company and each of
        Timothy J. Boyle, Phillip M. Truckle, Conor P. O'Mahoney, Joseph A.
        Savarese, Daniel D. Welton, William J. Haydamack and John P. Livingston
        as of June 9, 1995, June 9, 1995, June 9, 1995, June 9, 1995, June 9,
        1995, December 12, 1997 and December 8, 1997.(15)

10.20   Construction Funding Agreement (First Amendment to Lease) Between BNP
        Leasing Corporation and Electroglas, Inc. dated July 1, 1998.(13)

10.21*  Electroglas, Inc. 1998 Employee Stock Purchase Plan.(14)

23.1    Consent of Ernst & Young LLP, Independent Auditors.

27      Financial Data Schedule.


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

(13) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

(14) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

(15) Incorporated by reference to the identically numbered exhibit of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.


*       Management contracts, or Company compensatory plans or arrangements.