Form 10-Q
period 1999-03-31
ELECTROGLAS INC
filed 1999-05-12
CIK 902281

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

                      For the Quarter Ended March 31, 1999

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


                                 Yes [X] No [ ]

As of May 3, 1999, 19,736,617 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX



                                ELECTROGLAS, INC.


                                                                                    Page No.
                                                                                    --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

           Consolidated Condensed Statements of Operations -- Three
           months ended March 31, 1999 and March 31, 1998 ........................      3

           Consolidated Condensed Balance Sheets -- March 31, 1999
           and December 31, 1998 .................................................      4

           Consolidated Condensed Statements of Cash Flows -- Three
           months ended March 31, 1999 and March 31, 1998 ........................      5

           Notes to Consolidated Condensed Financial Statements --
           March 31, 1999 ........................................................      6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .........................      9

Item 3.    Quantitative and Qualitative Disclosure About Market Risks ............     15


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ......................................     16


SIGNATURES .......................................................................     17

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                Three months ended
                                                                ------------------
                                                                     March 31,
                                                                     ---------
                                                             1999                   1998
                                                             ----                   ----
Net sales                                                  $ 17,332               $ 36,865
Cost of sales                                                11,042                 21,178
                                                           --------               --------
Gross profit                                                  6,290                 15,687
                                                           --------               --------

Operating expenses:
  Engineering, research and development                       6,219                  8,515
  Selling, general and administrative                         7,245                  9,072
                                                           --------               --------
Total operating expenses                                     13,464                 17,587
                                                           --------               --------
Operating loss                                               (7,174)                (1,900)

Interest income                                               1,593                  1,361
Other expense, net                                             (127)                  (154)
                                                           --------               --------
Loss before income taxes                                     (5,708)                  (693)

Provision (benefit) for income taxes                            148                   (277)
                                                           --------               --------
Net loss                                                   $ (5,856)              $   (416)
                                                           ========               ========


Basic and diluted net loss per share                       $  (0.30)              $  (0.02)
                                                           ========               ========

Shares used in basic and diluted calculations                19,470                 19,283
                                                           ========               ========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                        March 31,            December 31,
                                                                        ---------            ------------
                                                                          1999                   1998
                                                                          ----                   ----
                                                                       (Unaudited)                (1)
Assets
Current assets:
  Cash and cash equivalents                                            $  10,668               $  12,966
  Short-term investments                                                  91,971                 100,858
  Accounts receivable, net                                                12,914                  11,945
  Inventories                                                             14,117                  14,428
  Prepaid expenses and other current assets                                2,213                   2,050
  Income taxes receivable                                                 10,204                  10,860
                                                                       ---------               ---------
    Total current assets                                                 142,087                 153,107

Restricted cash                                                           24,616                  17,712
Equipment and leasehold improvements, net                                 11,216                  11,768
Intangible assets, net                                                       781                     923
Other assets                                                                 751                     731
                                                                       ---------               ---------
Total assets                                                           $ 179,451               $ 184,241
                                                                       =========               =========

Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                                                $   1,213               $     566
  Accounts payable                                                         4,175                   2,738
  Accrued liabilities                                                     13,323                  13,160
                                                                       ---------               ---------
    Total current liabilities                                             18,711                  16,464

Deferred income taxes                                                        101                     110

Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 1,000; none outstanding                                        --                      --
  Common stock, $0.01 par value;
    authorized 40,000; issued and outstanding
    19,863 at March 31, 1999 and 19,860
    at December 31, 1998                                                     199                     199
  Additional paid-in capital                                             130,952                 130,927
  Deferred stock compensation                                               (614)                   (688)
  Retained earnings                                                       32,322                  38,178
  Accumulated other comprehensive loss                                      (370)                   (128)
                                                                       ---------               ---------
                                                                         162,489                 168,488
  Less cost of common stock in treasury;
    134 at March 31, 1999 and 62 at
    December 31, 1998                                                      1,850                     821
                                                                       ---------               ---------
    Total stockholders' equity                                           160,639                 167,667
                                                                       ---------               ---------
Total liabilities and stockholders' equity                             $ 179,451               $ 184,241
                                                                       =========               =========

---------------
(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 1998.

      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                        Three months ended
                                                                        ------------------
                                                                              March 31,
                                                                              ---------
                                                                     1999                   1998
                                                                     ----                   ----
Cash flows from operating activities:
Net loss                                                          $  (5,856)              $    (416)
Changes to income not affecting cash                                  1,949                   2,844
Changes in current assets and current liabilities                     1,435                   9,436

                                                                  ---------               ---------
    Cash provided by (used in) operating activities                  (2,472)                 11,864

Cash flow from investing activities:
Capital expenditures                                                   (973)                   (938)
Purchases of investments                                           (111,518)                (42,031)
Maturities of investments                                           119,971                  35,689
Investment in restricted cash                                        (6,904)                     --
Other assets                                                            (55)                   (167)

                                                                  ---------               ---------
    Cash provided by (used in) investing activities                     521                  (7,447)

Cash flow from financing activities:
Proceeds from short-term borrowings                                     647                     224
Sales of common stock, net of issuance costs                             25                   1,594
Purchases of treasury stock                                          (1,029)                 (3,271)

                                                                  ---------               ---------
    Cash used in financing activities                                  (357)                 (1,453)

Effect of exchange rate changes                                          10                      35
                                                                  ---------               ---------
Net increase (decrease) in cash and cash equivalents                 (2,298)                  2,999
Cash and cash equivalents at beginning of period                     12,966                  20,259

                                                                  ---------               ---------
Cash and cash equivalents at end of period                        $  10,668               $  23,258
                                                                  =========               =========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE: 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE: 2 - INVENTORIES

Inventories were comprised of the following:


                             March 31,          December 31,
                             ---------          ------------
(in thousands)                 1999                 1998
--------------                 ----                 ----
Raw materials                $ 3,906              $ 4,502
Work in process                6,443                5,948
Finished goods                 3,768                3,978
                             -------              -------
                             $14,117              $14,428
                             =======              =======


NOTE: 3 - NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The effect of stock options, restricted stock, and stock placed in escrow related to acquisitions were not included in the calculation of diluted net loss per share for the three months ended March 31, 1999 and 1998 as the effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share:

                                                                  Three months ended
                                                                  ------------------
(in thousands, except per share data)                                 March 31,
-------------------------------------                                 ---------
                                                              1999                   1998
                                                            --------               --------
Numerator:
    Net loss                                                $ (5,856)              $   (416)
                                                            ========               ========

Denominator:
    Denominator for basic and diluted net loss
       per share - weighted average shares                    19,470                 19,283
                                                            --------               --------

Basic and diluted net loss per share                        $  (0.30)              $  (0.02)
                                                            ========               ========


Options to purchase 2,550,000 and 2,172,000 of common stock, and 100,000 and 100,000 shares of restricted common stock, were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

In connection with the acquisition of Techne Systems, Inc., 120,000 shares of common stock have been placed in escrow through December 1999 subject to certain representations and warranties. Related to the Knights acquisition, 44,000 and 135,000 shares of common stock were in escrow as of March 31, 1999 and 1998, respectively. The escrow shares related to both acquisitions were not included in the computation of diluted net loss per share as the effect would be antidilutive.

NOTE: 4 - LEASE AGREEMENT

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $24.6 million at March 31, 1999, the annual lease payments currently represent approximately $1.5 million, which will increase as the construction funding increases throughout the construction period of 18 to 24 months. At the end of the lease, the Company has the option to purchase the land and buildings at approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At March 31, 1999, the Company was in compliance with these covenants. In connection with the lease collateral requirements, the Company was required to collateralize the lease. At March 31, 1999, the Company collateralized $24.6 million, which was included in other assets as restricted cash. The amount of collateralization will increase as funding increases over the construction period.

NOTE: 5 - ENVIRONMENTAL REMEDIATION

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

NOTE: 6 - STOCKHOLDERS EQUITY

Stock repurchase program. On May 19, 1998, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company's stock to reduce the dilution resulting from its employee stock option and stock purchase plans. During the quarter ended March 31, 1999, the Company repurchased 71,100 shares of its common stock at a cost of $1.0 million.

NOTE: 7 - COMPREHENSIVE INCOME (LOSS)

For the quarters ended March 31, 1999 and 1998, total comprehensive loss amounted to $6.1 million and $0.4 million, respectively.

NOTE: 8 - INCOME TAXES

The Company's tax provision for the first quarter of 1999 included the impact of foreign income and withholding taxes. A full valuation allowance has been established for the current year net operating losses.

NOTE: 9 - SEGMENT INFORMATION

The following is a summary of the Company's operating segments:


(in thousands)                               Prober
Three months ended March 31,                 products               All other            Consolidated
1999
Sales to unaffiliated customers              $ 14,564               $  2,768               $ 17,332
Operating loss                               $ (5,858)              $ (1,316)              $ (7,174)

1998
Sales to unaffiliated customers              $ 34,823               $  2,042               $ 36,865
Operating income (loss)                      $    215               $ (2,115)              $ (1,900)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-Q which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements include, but are not limited to, statements about future research and development investments, gross profits, cash flow, liquidity, anticipated cash needs and availability, the impact of Year 2000 issues and the Company's Year 2000 readiness, and the impact of the introduction of the Euro and costs related thereto. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. You should consult the risk factors described from time to time in the Company's Annual Report on Form 10-K, as well as those disclosed in this discussion and analysis included under the sections titled "Factors That May Affect Results and Financial Condition" and "Volatility of Stock Price."

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:


                                                         Three months ended
                                                         ------------------
                                                               March 31,
                                                               ---------
                                                        1999                1998
                                                        ----                ----
Net sales                                              100.0%               100.0%
Cost of sales                                           63.7                 57.4

                                                       -----                -----
Gross profit                                            36.3                 42.6
                                                       -----                -----

Operating expenses:
  Engineering, research and development                 35.9                 23.1
  Selling, general and administrative                   41.8                 24.6

                                                       -----                -----
Total operating expenses                                77.7                 47.7

                                                       -----                -----
Operating loss                                         (41.4)                (5.1)

Interest income                                          9.2                  3.7
Other expense, net                                      (0.7)                (0.5)

                                                       -----                -----
Loss before income taxes                               (32.9)                (1.9)

Provision (benefit) for income taxes                     0.9                 (0.8)

                                                       -----                -----
Net loss                                               (33.8)%               (1.1)%
                                                       =====                 ====


RESULTS OF OPERATIONS

Net Sales

The Company, along with the semiconductor equipment industry in general, has been experiencing a downturn caused by a number of factors, including economic conditions in Asia, excess capacity in the fabrication process, semiconductor pricing pressures, and the growth of the sub-$1000 PC. These factors have all combined to reduce customer spending on new capital equipment which has affected the Company's sales during the current quarter.

Net sales for the quarter ended March 31, 1999 were $17.3 million, a 53.0% decline from net sales of $36.9 million in the comparable period last year in which the Company experienced a brief recovery from an industry downturn which has impacted the Company's sales since the latter half of 1996. The decrease was due primarily to lower prober system unit sales from the continuing industry downturn.

For the quarters ended March 31, 1999 and 1998, net sales were comprised of prober systems ($9.5 million and $29.0 million, respectively), yield management software and inspection products ($2.7 million and $2.0 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades ($5.1 million and $5.9 million respectively) in support of the prober system business.

For the quarter ended March 31, 1999, international sales accounted for 38.5% of net sales as compared to 41.9% for the same period last year. During the current quarter, the Company experienced sales declines, in absolute dollars, across all its major geographic markets. The decrease in the percentage of international sales from 1998 was due to a larger percentage decline in both Asian Pacific and European sales, relative to the drop in North American sales.

The Company's international sales will likely continue to account for a significant portion of net sales in 1999. However, current Asian economic conditions may continue to have an adverse impact on international sales for the year.

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

Gross Profit

Gross profit, as a percentage of sales, was 36.3% for the first quarter of 1999, compared to 42.6% for the first quarter of 1998. Gross profit was negatively impacted primarily by under-absorbed manufacturing overhead costs from lower sales.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $6.2 million for the first quarter of 1999, down 27.0% from $8.5 million in the comparable quarter last year. This decrease was primarily a result of accelerated spending, in the first quarter of 1998, in both the 300mm and the 4090u (micro) programs and, to a lesser extent, a workforce reduction from the year ago level. As a percentage of sales, these expenses increased to 35.9% in the first quarter of 1999 from 23.1% in the same period last year due chiefly to lower sales. The Company intends to continue to invest in critical development programs during the downturn.

Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $7.2 million for the first quarter of 1999, down 20.1% from $9.1 million in the comparable quarter last year. This decrease was attributable mainly to workforce reductions from prior year levels and spending reduction programs initiated during the downturn. As a percentage of sales, selling, general and administrative expenses increased from the prior year quarter due to lower sales in the current quarter.

Interest Income

Interest income was $1.6 million for the first quarter of 1999 compared to $1.4 million for the same quarter last year. The increase in interest income was principally the result of a shift to higher yielding taxable instruments.

Income Taxes

The Company recorded a provision for incomes taxes of $0.1 million for the first quarter ended March 31, 1999, representing foreign income and withholding taxes. Federal and state taxes for 1999 are expected to be immaterial due to the Company's loss position. The 1998 first quarter tax benefit of 40.0% reflected the impact of estimated refundable taxes available in the carryback period due to the estimated losses incurred. As of March 31, 1999, there were no additional refundable taxes available to the Company. Management concluded that a full valuation allowance against its net deferred tax assets is required due to uncertainties surrounding their realization.


FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

The Company's future operating results may be affected by inherent uncertainties that exist in the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, unexpected additional environmental remediation expenses in the event the current remediation efforts need to be expanded or ongoing investigation reveals additional contamination, timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, financial instability in Asian markets, introduction of competitors' products having technological and/or pricing advantages, and the continued integration of the businesses of Knights and Techne into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. Accordingly, recent historical operating results should only be one source of information when evaluating the future financial performance of the Company.


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

Information Technology Systems

The Company has upgraded, or is in the process of upgrading or replacing, many of its core business applications systems. A Year 2000 ready upgrade to the Company's enterprise resource planning system was completed in the third quarter of 1998. Year 2000 ready upgrades exist for most of the Company's remaining core applications systems, and the Company plans on upgrading these systems by June 1999. The Company's wide-area network requirements are provided by major national and international carriers, and the Company expects these carriers to be Year 2000 ready. During fiscal 1997 and 1998, the Company invested in a desktop upgrade program. The standard personal computers, servers and laptop computers installed during this period are Year 2000 ready to the extent the vendors have affirmed. Although not every desktop application has been fully tested as of the filing date, the Company believes that the number of non-ready systems is small. The Company expects it will complete its assessment and remediation of these systems by June 1999. Over the past several years, the Company has replaced or upgraded its local PBX and voice mail systems to Year 2000 ready systems. The Company is in the process of verifying Year 2000 readiness of these systems in the Company's domestic and international sales offices, and intends to complete its assessment and remediation by June 1999.

Suppliers

During fiscal 1998, the Company sent Year 2000 Readiness Questionnaires to its suppliers. To date, the Company has received responses from 100% of its major suppliers, stating that they have completed all known Y2K upgrades to be Year 2000 ready. The Company expects to initiate follow up communications in the second quarter of 1999 with the small number of second tier suppliers that did not respond to the Year 2000 Readiness Questionnaire. Supplier responses to the Questionnaire will be closely monitored. In some cases, alternate suppliers may need to be identified by the Company. There can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

Products

The Company's Year 2000 product testing is ongoing. The Company is using two nationally- and industry-recognized test procedures to verify that the Company's products are Year 2000 ready. They are the YMARK2000 program (NSTL), for PC-based products, and the SEMATECH Year 2000 Readiness Test Scenarios for all products. The Company notified its customers of known risk areas and proposed remediation plans during the fourth quarter of 1998. The Company made Year 2000 upgrades available to customers during the first quarter of 1999, and plans to have upgrades installed in the field in 1999. There can be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other Year 2000 ready products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Facilities and Infrastructure

The Company is in the process of assessing its Year 2000 risk with respect to building automation, electronic security, water and utility systems. The Company sent formal queries to landlords, local fire departments, and water and utility providers in the first quarter of 1999.

The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company completed its assessment and remediation of its manufacturing operations during the first quarter of 1999.

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

Contingency Plans

The Company currently is in the process of preparing contingency plans for the Year 2000 readiness issues areas noted above and the Company anticipates completing those plans by December 1999. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, operating results and financial condition.


EURO

The Company has established a team to address the issues raised by the introduction of the Single European Currency ("Euro") on January 1, 1999 and during the transition period through January 1, 2002. The Company's internal systems that are affected by the initial introduction of the Euro have been made Euro capable without material system modification costs. Further internal systems changes will be made during the three-year transition phase in preparation for the ultimate withdrawal of the legacy currencies in July 2002, and the costs of these changes are not expected to be material. The Company does not presently expect that introduction and use of the Euro will materially affect the Company's foreign exchange activities, or will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or overall trends in results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, short-term investments, and restricted cash were $127.3 million at March 31, 1999, a decrease of $4.2 million from $131.5 million at December 31, 1998.

Cash used in operating activities was $2.5 million during the first quarter of 1999. This was due to a net loss of $5.9 million, offset by noncash charges to income of $1.9 million and a decrease in net current assets of $1.4 million.

Cash provided by investing activities was $0.5 million due primarily from net maturities of investments of $8.5 million, offset partially by $6.9 million of restricted cash required to collateralize the construction of the Company's San Jose campus, and capital expenditures of $1.0 million.

Cash used in financing activities was $0.4 million. This resulted from the repurchase of an additional 71,100 shares of the Company's common stock at a cost of $1.0 million, offset by additional short-term borrowings of $0.6 million by the Company's Japanese subsidiary.

At March 31, 1999, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $5.0 million (denominated in Yen). Amounts outstanding under these facilities at March 31, 1999 were $1.2 million. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $24.6 million at March 31, 1999, the annual lease payments currently represent approximately $1.5 million, which will increase as the construction funding increases throughout the construction period of 18 to 24 months. At the end of the lease, the Company has the option to purchase the land and buildings at approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At March 31, 1999, the Company was in compliance with these covenants. In connection with the lease collateral requirements, the Company was required to collateralize the lease. At March 31, 1999, the Company collateralized $24.6 million, which was included in other assets as restricted cash. The amount of collateralization will increase as funding increases over the construction period.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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




                                      ELECTROGLAS, INC.



DATE:      May 12, 1999           BY: /s/ Armand J. Stegall
     -----------------------          -------------------------------
                                      Armand J. Stegall
                                      Chief Financial Officer

INDEX TO EXHIBITS


EXHIBIT        DESCRIPTION
-------        -----------
27             Financial Data Schedule