Form 10-Q
period 1999-06-30
ELECTROGLAS INC
filed 1999-08-12
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------
                                    FORM 10-Q
                               ------------------


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the Quarter Ended June 30, 1999

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


                                Yes [X]   No [ ]

As of July 31, 1999, 19,797,329 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX


                                ELECTROGLAS, INC.


                                                                                         Page No.
                                                                                         --------

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

           Consolidated Condensed Statements of Operations -- Three months
           and six months ended June 30, 1999 and June 30, 1998                             3

           Consolidated Condensed Balance Sheets -- June 30, 1999
           and December 31, 1998                                                            4

           Consolidated Condensed Statements of Cash Flows -- Six months
           ended June 30, 1999 and June 30, 1998                                            5

           Notes to Consolidated Condensed Financial Statements --
           June 30, 1999                                                                    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                   10

Item 3.    Quantitative and Qualitative Disclosure About Market Risks                      17


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security-Holders                             18

Item 5.    Other Information                                                               18

Item 6.    Exhibits and Reports on Form 8-K                                                18


SIGNATURES                                                                                 19

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Three months ended June 30,            Six months ended June 30,
                                                  -----------------------------         -----------------------------
                                                     1999               1998               1999               1998
                                                  ----------         ----------         ----------         ----------
Net sales                                         $   29,757         $   27,538         $   47,089         $   64,403
Cost of sales                                         16,802             20,652             27,844             41,830
                                                  ----------         ----------         ----------         ----------
Gross profit                                          12,955              6,886             19,245             22,573
                                                  ----------         ----------         ----------         ----------

Operating expenses:
   Engineering, research and development               6,890              7,948             13,109             16,463
   Selling, general and administrative                 6,163              8,935             13,408             18,007
                                                  ----------         ----------         ----------         ----------
Total operating expenses                              13,053             16,883             26,517             34,470
                                                  ----------         ----------         ----------         ----------
Operating loss                                           (98)            (9,997)            (7,272)           (11,897)

Interest income                                        1,414              1,350              3,007              2,711
Other income (expense), net                              (71)                68               (198)               (86)
                                                  ----------         ----------         ----------         ----------
Income (loss) before income taxes                      1,245             (8,579)            (4,463)            (9,272)

Provision (benefit) for income taxes                     152             (3,432)               300             (3,709)
                                                  ----------         ----------         ----------         ----------
Net income (loss)                                 $    1,093         $   (5,147)        $   (4,763)        $   (5,563)
                                                  ==========         ==========         ==========         ==========


Basic net income (loss) per share                 $     0.06         $    (0.26)        $    (0.24)        $    (0.29)
                                                  ==========         ==========         ==========         ==========

Diluted net income (loss) per share               $     0.05         $    (0.26)        $    (0.24)        $    (0.29)
                                                  ==========         ==========         ==========         ==========

Shares used in basic calculations                     19,517             19,450             19,516             19,411
                                                  ==========         ==========         ==========         ==========

Shares used in diluted calculations                   20,090             19,450             19,516             19,411
                                                  ==========         ==========         ==========         ==========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                       June 30,          December 31,
                                                                                         1999                1998
                                                                                     ------------        ------------
                                                                                     (Unaudited)              (1)
Assets
Current assets:
   Cash and cash equivalents                                                         $     23,410        $     12,966
   Short-term investments                                                                  69,829             100,858
   Accounts receivable, net                                                                23,407              11,945
   Inventories                                                                             14,413              14,428
   Prepaid expenses and other current assets                                                2,527               2,050
   Income taxes receivable                                                                  9,231              10,860
                                                                                     ------------        ------------
      Total current assets                                                                142,817             153,107

Restricted cash                                                                            27,978              17,712
Equipment and leasehold improvements, net                                                  10,891              11,768
Other assets                                                                                1,267               1,654
                                                                                     ------------        ------------
Total assets                                                                         $    182,953        $    184,241
                                                                                     ============        ============

Liabilities and stockholders' equity
   Current liabilities:
   Short-term borrowings                                                             $      1,206        $        566
   Accounts payable                                                                         6,480               2,738
   Accrued liabilities                                                                     13,025              13,160
                                                                                     ------------        ------------
      Total current liabilities                                                            20,711              16,464

Deferred income taxes                                                                          97                 110

Stockholders' equity:
   Preferred stock, $0.01 par value;
      authorized 1,000; none outstanding                                                       --                  --
   Common stock, $0.01 par value;
      authorized 40,000; issued and outstanding 19,950 at June 30, 1999 and
      19,860 at December 31, 1998
                                                                                              199                 199
   Additional paid-in capital                                                             131,875             130,927
   Deferred stock compensation                                                               (541)               (688)
   Retained earnings                                                                       33,415              38,178
   Accumulated other comprehensive loss                                                      (507)               (128)
                                                                                     ------------        ------------
                                                                                          164,441             168,488
   Less cost of common stock in treasury;
      155 at June 30, 1999 and 62 at
      December 31, 1998                                                                     2,296                 821
                                                                                     ------------        ------------
      Total stockholders' equity                                                          162,145             167,667
                                                                                     ------------        ------------
Total liabilities and stockholders' equity                                           $    182,953        $    184,241
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


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      Six months ended
                                                                          June 30,
                                                               ------------------------------
                                                                  1999                1998
                                                               ----------          ----------

Cash flows from operating activities:
Net loss                                                       $   (4,763)         $   (5,563)
Changes to income not affecting cash                                3,523               5,999
Changes in current assets and current liabilities                  (6,688)              9,299
                                                               ----------          ----------
      Cash provided by (used in) operating activities              (7,928)              9,735

Cash flow from investing activities:
Capital expenditures                                               (2,230)             (1,862)
Purchases of investments                                         (156,559)            (76,459)
Maturities of investments                                         186,812              74,058
Investment in restricted cash                                     (10,266)                 --
Other assets                                                           45                (138)
                                                               ----------          ----------
      Cash provided by (used in) investing activities              17,802              (4,401)

Cash flow from financing activities:
Proceeds from short-term borrowings                                   640               1,059
Sales of common stock, net of issuance costs                          948               2,669
Purchases of treasury stock                                        (1,029)             (3,271)
                                                               ----------          ----------
      Cash provided by financing activities                           559                 457

Effect of exchange rate changes                                        11                  69
                                                               ----------          ----------
Net increase in cash and cash equivalents                          10,444               5,860
Cash and cash equivalents at beginning of period                   12,966              20,259
                                                               ----------          ----------
Cash and cash equivalents at end of period                     $   23,410          $   26,119
                                                               ==========          ==========


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

Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


NOTE: 2 - INVENTORIES

Inventories were comprised of the following:

                                June 30,       December 31,
(in thousands)                    1999             1998
                              ------------     ------------
Raw materials                 $      4,125     $      4,502
Work in process                      7,034            5,948
Finished goods                       3,254            3,978
                              ------------     ------------
                              $     14,413     $     14,428
                              ============     ============

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

                                                                         Three months ended            Six months ended
(in thousands, except per share data)                                         June 30,                      June 30,
                                                                     --------------------------    -------------------------
                                                                         1999           1998           1999          1998
                                                                     -----------    -----------    -----------    ----------
Numerator:
     Net income (loss)                                               $     1,093    $    (5,147)   $    (4,763)   $   (5,563)
                                                                     ===========    ===========    ===========    ==========

Denominator:
Denominator for basic net income (loss) per share - weighted
      average shares                                                      19,517         19,450         19,516        19,411
                                                                     -----------    -----------    -----------    ----------

      Effect of dilutive securities:
           Employee stock options                                            353             --             --            --
           Restricted stock                                                  100             --             --            --
           Stock in escrow from acquisitions                                 120             --             --            --
                                                                     -----------    -----------    -----------    ----------
      Dilutive potential common shares                                       573             --             --            --
                                                                     -----------    -----------    -----------    ----------

Denominator for diluted net income (loss) per share - adjusted weighted average shares
                                                                          20,090         19,450         19,516        19,411
                                                                     ===========    ===========    ===========    ==========

Basic net income (loss) per share                                    $      0.06    $     (0.26)   $     (0.24)   $    (0.29)
                                                                     ===========    ===========    ===========    ==========
Diluted net income (loss) per share                                  $      0.05    $     (0.26)   $     (0.24)   $    (0.29)
                                                                     ===========    ===========    ===========    ==========


Options to purchase 2,305,000 shares, and 100,000 shares of restricted common stock, were outstanding at June 30, 1998, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

In connection with the acquisition of Knights Technology Inc. and Techne Systems, Inc., 120,000 and 44,000 shares of common stock, respectively, were in escrow as of June 30, 1998 subject to certain representations and warranties. The escrow shares related to both acquisitions were not included in the computation of diluted net loss per share as the effect would be antidilutive (see Note 6).


NOTE: 4 - LEASE AGREEMENT

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $28.0 million at June 30, 1999, the annual lease payments currently represent approximately $1.8 million, which will increase as the construction funding increases throughout the remaining construction period of approximately six months. At the end of the lease, the Company has the option to purchase the land and buildings at approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At June 30, 1999, the Company was in compliance with these covenants. In connection with the lease collateral requirements, the Company was required to collateralize the lease. At June 30, 1999, the Company collateralized $28.0 million, which was included in other assets as restricted cash. The amount of collateralization will increase as funding increases over the construction period.

NOTE: 5 - ENVIRONMENTAL REMEDIATION

The Company has been performing environmental remediation activities on its leased property in Santa Clara, California, in cooperation with the California Regional Water Quality Board. In 1997, the Company accrued $1.6 million, which was the Company's best estimate of its obligation and has since incurred actual costs of $0.8 million. During the current quarter, the Company reevaluated the on-going remediation efforts and determined that its remaining liability to be approximately $0.1 million. As a result, the Company reduced accrued environmental remediation expenses of $0.7 million in the current quarter, which is included in the statement of operations as a reduction of selling, general and administrative expenses.


NOTE: 6 - STOCKHOLDERS EQUITY

Stock repurchase program. On May 19, 1998, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company's stock to reduce the dilution resulting from its employee stock option and stock purchase plans. During the six months ended June 30, 1999, the Company repurchased 71,000 shares of its common stock at a cost of $1.0 million.

Stock option plan. On May 18, 1999, the Company's stockholders approved an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance from 1,050,000 to 1,350,000.

Escrow shares. In connection with the Knights acquisition in May 1997, 131,000 shares of common stock were placed into escrow subject to certain representations and warranties. In the second quarter of 1999, the Company reached a final settlement with Knights' shareholders, in which 22,000 shares of the Company's common stock at a cost of $0.4 million were returned to the Company and placed into Treasury. The remaining escrow shares were released to Knights' shareholders.


NOTE: 7 - COMPREHENSIVE INCOME (LOSS)

For the quarter ended June 30, 1999, comprehensive income was $1.0 million compared to a comprehensive loss of $5.2 million for the same quarter last year. For the six months ended June 30, 1999 and 1998, comprehensive loss amounted to $5.1 million and $5.5 million, respectively.


NOTE: 8 - INCOME TAXES

The Company's tax provision for the three and six months ended June 30, 1999 included the impact of foreign income and withholding taxes. A full valuation allowance has been established for the current year net operating losses.

NOTE: 9 - SEGMENT INFORMATION

The following is a summary of the Company's operating segments:

(in thousands)                             Prober
Three months ended June 30,               products           All other           Total
-------------------------                 --------           ---------           -----
1999
Sales to unaffiliated customers          $   27,010         $    2,747         $   29,757
Operating income (loss)                  $      908         $   (1,006)        $      (98)

1998
Sales to unaffiliated customers          $   22,768         $    4,770         $   27,538
Operating loss                           $   (8,662)        $   (1,335)        $   (9,997)


(in thousands)                             Prober
Six months ended June 30,                 products           All other           Total
-------------------------                 --------           ---------           -----

1999
Sales to unaffiliated customers          $   41,574         $    5,515         $   47,089
Operating loss                           $   (4,950)        $   (2,322)        $   (7,272)

1998
Sales to unaffiliated customers          $   57,591         $    6,812         $   64,403
Operating loss                           $   (8,447)        $   (3,450)        $  (11,897)


NOTE: 5 - SUBSEQUENT EVENT

On July 21, 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (Cascade). In addition, the Company entered into an agreement to license certain technology from Cascade. The purchase price for the equity investment and license was approximately $5.0 million and was paid in cash in July 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-Q which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements include, but are not limited to gross profits, cash flow, liquidity, anticipated cash needs and availability, the impact of Year 2000 issues and the Company's Year 2000 readiness, and the impact of the introduction of the Euro and costs related thereto. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. You should consult the risk factors described from time to time in the Company's Annual Report on Form 10-K, as well as those disclosed in this discussion and analysis particularly those under the sections titled "Factors That May Affect Results and Financial Condition" and "Volatility of Stock Price."

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                                   Three months ended June 30,          Six months ended June 30,
                                                  ----------------------------        ----------------------------
                                                     1999              1998              1999              1998
                                                  ----------        ----------        ----------        ----------
Net sales                                              100.0%            100.0%            100.0%            100.0%
Cost of sales                                           56.5              75.0              59.1              65.0
                                                  ----------        ----------        ----------        ----------
Gross profit                                            43.5              25.0              40.9              35.0
                                                  ----------        ----------        ----------        ----------

Operating expenses:
   Engineering, research and development                23.1              28.9              27.8              25.6
   Selling, general and administrative                  20.7              32.4              28.5              27.9
                                                  ----------        ----------        ----------        ----------
Total operating expenses                                43.8              61.3              56.3              53.5
                                                  ----------        ----------        ----------        ----------
Operating loss                                          (0.3)            (36.3)            (15.4)            (18.5)

Interest income                                          4.7               4.9               6.4               4.2
Other income (expense), net                             (0.2)              0.2              (0.5)             (0.1)
                                                  ----------        ----------        ----------        ----------
Income (loss) before income taxes                        4.2             (31.2)             (9.5)            (14.4)

Provision (benefit) for income taxes                     0.5             (12.5)              0.6              (5.8)
                                                  ----------        ----------        ----------        ----------
Net income (loss)                                        3.7%            (18.7)%           (10.1)%            (8.6)%
                                                  ==========        ==========        ==========        ==========


RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 1999 increased 71.7% from the first quarter of 1999 as a result of an improvement in the overall semiconductor business from the depressed levels of the last four quarters.

Net sales for the quarter ended June 30, 1999 were $29.8 million, an 8.1% increase from net sales of $27.5 million in the comparable quarter last year. The increase was due primarily to higher prober system unit sales, offset partially by lower inspection products sales. Net sales for the first six months of 1999 were $47.1 million, a 26.9% decrease from net sales of $64.4 million for the same period a year ago. The decrease was a result of lower prober system unit sales in the first quarter of 1999 from the first quarter of 1998 in which the Company experienced a brief recovery from an industry downturn.

For the quarters ended June 30, 1999 and 1998, net sales were comprised of prober systems ($21.8 million and $17.3 million, respectively), yield management software and inspection products ($2.7 million and $4.8 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades ($5.2 million and $5.5 million respectively) in support of the prober system business.

For the six months ended June 30, 1999 and 1998, net sales were comprised of prober systems ($31.3 million and $46.3 million, respectively), yield management software and inspection products ($5.5 million and $6.8 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades ($10.3 million and $11.3 million respectively) in support of the prober system business.

For the quarter ended June 30, 1999, international sales accounted for 40.1% of net sales as compared to 43.7% for the same quarter last year. The decrease in the percentage of international sales was due principally to lower Asian Pacific sales in 1999 from 1998. Except for a decrease in Asian Pacific sales, the Company experienced sales increases, in absolute dollars, across its major geographic markets.

For the first six months of 1999, international sales accounted for 39.5% of net sales as compared to 42.7% for the same period last year. The decrease in the percentage of international sales was attributable primarily to lower Asian Pacific sales in 1999 from 1998. In absolute dollars, the Company experienced sales declines across its major geographic markets.

Although Asian economies have stabilized to some degree compared to 1998, the Company remains cautious about general economic developments in Asia. Negative economic developments in Asia may continue to have an adverse impact on international sales for the year.

Demand for the Company's products can change from period to period due to uncertainties surrounding the Asian financial conditions, along with volatility in product demand and pricing. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit

For the second quarter of 1999, gross profit, as a percentage of sales, was 43.5% compared to 25.0% for the same quarter last year. For the first six months of 1999, gross profit, as a percentage of sales, was 40.9% compared to 35.0% for the same period last year. The increases in gross profit percentage were due primarily to inventory items recorded in the second quarter of 1998 that negatively impacted the year ago three and six month periods. These items consisted of a $2.5 million inventory adjustment resulting from rapid product transition from the older 4000 series models to the newer 4090 model, and lower gross margins on inspection systems as a result of $1.2 million of capitalized profit in inventory arising from the acquisition of Techne that was recorded in cost of sales in the second quarter of 1998 when the systems were shipped. To a lesser extent, the current 1999 three and six month periods benefited from an increase in higher margin yield management software sales.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $6.9 million in the second quarter of 1999, down 13.3% from $7.9 million in the comparable quarter last year. As a percentage of sales, these expenses decreased to 23.1% in the second quarter of 1999 from 28.9% in the same quarter last year. The decrease was mainly attributable to savings achieved from cost reduction actions taken in the second half of 1998.

For the first six months of 1999, these expenses were $13.1 million, down 20.4% from $16.5 million in the comparable period of a year ago. The decrease was primarily a result of savings from 1998 cost reduction measures and lower development expenses in the current period compared to the accelerated spending on the 300mm and the 4090(u) (micro) programs in the first quarter of 1998. As a percentage of sales, these expenses increased to 27.8% in the first six months of 1999 from 25.6% in the same period last year due chiefly to lower sales.

Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $6.2 million in the second quarter of 1999, down 31.0% from $8.9 million in the comparable quarter last year. For the first six months of 1999, these expenses were $13.4 million, down 25.5% from $18.0 million in the comparable period of a year ago.

The decreases for both periods were primarily due to workforce reductions from prior year levels and spending reduction programs initiated during the downturn. In addition, both the current quarter and first six months were benefited by a reduction of accrued environmental remediation expenses of $0.7 million that were no longer required based on the Company's reassessment of the on-going remediation efforts, and a settlement of $0.4 million for a purchase price contingency related to a past acquisition.

Interest Income

For the second quarter of 1999, interest income was $1.4 million compared to $1.4 million for the same quarter last year. For the first six months of 1999, interest income was $3.0 million compared to $2.7 million for the same period last year. For both periods, the increase in interest income, relative to the Company's cash balances, was principally the result of a shift from tax-exempt investments to higher yielding taxable instruments.

Income Taxes

For the three and six months ended June 30, 1999, the Company recorded income tax provisions of $0.2 million and $0.3 million, respectively, representing foreign income and withholding taxes. Federal and state taxes for 1999 are expected to be immaterial due to the Company's loss position. For the three and six months ended June 30, 1998, the tax benefit rate of 40.0% reflected the impact of estimated refundable taxes available in the carryback period due to the estimated losses incurred. As of June 30, 1999, there were no additional refundable taxes available to the Company. Management concluded that a full valuation allowance against its net deferred tax assets is required due to uncertainties surrounding their realization.


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

Information Technology Systems

A Year 2000 ready upgrade to the Company's enterprise resource planning system was completed in the third quarter of 1998. Other core business applications and operating systems upgrades were completed in June 1999. The Company is in the process of testing all of its critical business systems and plans to be completed by September 1999. The Company's wide-area network requirements are provided by major national and international carriers, and the Company expects these carriers to be Year 2000 ready. During fiscal 1997 and 1998, the Company invested in a desktop upgrade program. The standard personal computers, servers and laptop computers installed during this period are Year 2000 ready to the extent the vendors have affirmed. Although not every desktop application has been fully tested as of the filing date, the Company believes that the number of non-ready systems is small. The Company plans to complete its assessment and remediation of these systems by September 1999. Over the past several years, the Company has replaced or upgraded its local PBX and voice mail systems to Year 2000 ready systems. The Company is in the process of verifying Year 2000 readiness of these systems in the Company's domestic and international sales offices, and intends to complete its assessment and remediation by September 1999.

Suppliers

During fiscal 1998, the Company sent Year 2000 Readiness Questionnaires to its suppliers. To date, the Company has received responses from 100% of its major suppliers, stating that they have completed all known Y2K upgrades to be Year 2000 ready. The Company will continue to follow up with the small number of second tier suppliers that did not respond to the Year 2000 Readiness Questionnaire. In some cases, alternate suppliers may need to be identified by the Company. There can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

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

Facilities and Infrastructure

The Company is in the process of assessing its Year 2000 risk with respect to building automation, electronic security, water and utility systems and has sent formal queries to landlords, local fire departments, and water and utility providers. The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company completed its assessment and remediation of its manufacturing operations during the first quarter of 1999.

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


EURO

The Company has established a team to address the issues raised by the introduction of the Single European Currency ("Euro") on January 1, 1999 and during the transition period through January 1, 2002. The Company's internal systems that are affected by the initial introduction of the Euro have been made Euro capable without material system modification costs. Further internal systems changes will be made during the three-year transition phase in preparation for the ultimate withdrawal of the legacy currencies in July 2002, and the costs of these changes are not expected to be material. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange activities, or will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, short-term investments, and restricted cash were $121.2 million at June 30, 1999, a decrease of $10.3 million from $131.5 million at December 31, 1998.

Cash used in operating activities was $7.9 million during the first six months of 1999. This was due to an increase in net current assets of $6.7 million and a net loss of $4.8 million, offset by noncash charges to income of $3.5 million. The negative effect from the changes in net current assets was due primarily to an increase of $11.5 million in accounts receivable resulting from a higher level of shipments towards the end of the current quarter. This was offset partially by an increase of $3.7 million in accounts payable and a decrease of $1.6 million in income taxes receivable.

Cash provided by investing activities was $17.8 million due primarily from net maturities of investments of $30.3 million, offset partially by $10.3 million of restricted cash required to collateralize the construction of the Company's San Jose campus, and capital expenditures of $2.2 million.

Cash provided by financing activities was $0.6 million. This resulted from the sale of common stock of $0.9 million under employee stock plans and additional short-term borrowings of $0.6 million by the Company's Japanese subsidiary, offset by the repurchase of an additional 71,000 shares of the Company's common stock at a cost of $1.0 million.

At June 30, 1999, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $5.0 million (denominated in Yen). Amounts outstanding under these facilities at June 30, 1999 were $1.2 million. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $28.0 million at June 30, 1999, the annual lease payments currently represent approximately $1.8 million, which will increase as the construction funding increases throughout the remaining construction period of approximately six months. At the end of the lease, the Company has the option to purchase the land and buildings at approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At June 30, 1999, the Company was in compliance with these covenants. In connection with the lease collateral requirements, the Company was required to collateralize the lease. At June 30, 1999, the Company collateralized $28.0 million, which was included in other assets as restricted cash. The amount of collateralization will increase as funding increases over the construction period.

On July 21, 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (Cascade). In addition, the Company entered into an agreement to license certain technology from Cascade. The purchase price for the equity investment and license was approximately $5.0 million and was paid in cash in July 1999.

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

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security-Holders

At the Company's Annual Meeting of Stockholders held on May 18, 1999, the stockholders:

(1)     elected Neil R. Bonke and Curtis S. Wozniak as Class III directors. Neil
        R. Bonke received 17,564,700 affirmative votes, 114,145 negative votes and no abstentions. Curtis S. Wozniak received 17,557,984 affirmative votes, 120,861 negative votes and no abstentions. The following directors continued in office after the meeting: Joseph F. Dox, Roger D. Emerick, and Robert J.
        Frankenberg.

(2) ratified and approved an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder from 1,050,000 to 1,350,000, with 11,036,152 affirmative votes,
        5,689,811 negative votes, 797,573 abstentions and 155,309 broker non-votes.

(3) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1999, with 17,578,138 affirmative votes, 76,586 negative votes and 24,121 abstentions.


Item 5. Other Information

Any stockholder proposal submitted outside of the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Registrant's 1999 Annual Meeting of Stockholders will be considered untimely for the purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Registrant after February 21, 2000.


Item 6. Exhibits and Reports on Form 8-K


        (a)     Exhibits:

                27      Financial Data Schedule


        (b)     Reports on Form 8-K:

                None

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                       ELECTROGLAS, INC.



DATE:  August 11, 1999                 BY:  /s/ Armand J. Stegall
       -------------------------            ------------------------------------
                                            Armand J. Stegall
                                            Chief Financial Officer

INDEX TO EXHIBITS


EXHIBIT       DESCRIPTION

27            Financial Data Schedule