Form 10-Q
period 1999-09-30
ELECTROGLAS INC
filed 1999-11-12
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------

                                    FORM 10-Q

                                   ----------


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the Quarter Ended September 30, 1999

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

                                Yes [X]  No [ ]

As of October 31, 1999, 19,920,707 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX



                                ELECTROGLAS, INC.


                                                                                      Page No.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

         Consolidated  Condensed  Statements  of Operations -- Three months
         and nine months ended September 30, 1999 and September 30, 1998.............     3

         Consolidated Condensed Balance Sheets -- September 30, 1999
         and December 31, 1998.......................................................     4

         Consolidated Condensed Statements of Cash Flows -- Nine
         months ended September 30, 1999 and September 30, 1998......................     5

         Notes to Consolidated Condensed Financial Statements --
         September 30, 1999..........................................................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............................    10

Item 3.  Quantitative and Qualitative Disclosure About Market Risks..................    17


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................    17


SIGNATURES...........................................................................    18

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                Three months ended          Nine months ended
                                                  September 30,               September 30,
                                              ---------------------       -----------------------
                                                1999         1998           1999           1998
                                              -------      --------       --------       --------
Net sales                                     $34,710      $ 22,497       $ 81,799       $ 86,900
Cost of sales                                  17,851        15,156         45,695         56,986
                                              -------      --------       --------       --------
Gross profit                                   16,859         7,341         36,104         29,914
                                              -------      --------       --------       --------

Operating expenses:
   Engineering, research and development        6,846         7,956         19,955         24,419
   Selling, general and administrative          7,833         8,084         21,241         26,091
                                              -------      --------       --------       --------
Total operating expenses                       14,679        16,040         41,196         50,510
                                              -------      --------       --------       --------
Operating income (loss)                         2,180        (8,699)        (5,092)       (20,596)

Interest income                                 1,548         1,383          4,555          4,094
Other income (expense), net                        31           (43)          (167)          (129)
                                              -------      --------       --------       --------
Income (loss) before income taxes               3,759        (7,359)          (704)       (16,631)

Provision (benefit) for income taxes              150        (1,613)           450         (5,322)
                                              -------      --------       --------       --------
Net income (loss)                             $ 3,609      $ (5,746)      $ (1,154)      $(11,309)
                                              =======      ========       ========       ========

Basic net income (loss) per share             $  0.18      $  (0.30)      $  (0.06)      $  (0.58)
                                              =======      ========       ========       ========

Diluted net income (loss) per share           $  0.18      $  (0.30)      $  (0.06)      $  (0.58)
                                              =======      ========       ========       ========

Shares used in basic calculations              19,595        19,467         19,542         19,429
                                              =======      ========       ========       ========

Shares used in diluted calculations            20,385        19,467         19,542         19,429
                                              =======      ========       ========       ========

      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                      September 30,         December 31,
                                                          1999                  1998
                                                      -------------         ------------
                                                       (Unaudited)               (1)
Assets
Current assets:
   Cash and cash equivalents                            $  51,108             $  12,966
   Short-term investments                                  82,082               100,858
   Accounts receivable, net                                26,661                11,945
   Inventories                                             13,484                14,428
   Prepaid expenses and other current assets                3,017                 2,050
   Income taxes receivable                                  2,112                10,860
                                                        ---------             ---------
     Total current assets                                 178,464               153,107

Restricted cash                                                --                17,712
Equipment and leasehold improvements, net                   9,486                11,768
Other assets                                                5,652                 1,654
                                                        ---------             ---------
Total assets                                            $ 193,602             $ 184,241
                                                        =========             =========

Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings                                $   2,299             $     566
   Accounts payable                                         8,568                 2,738
   Accrued liabilities                                     14,125                13,160
                                                        ---------             ---------
     Total current liabilities                             24,992                16,464

Deferred revenue and
   other non-current liabilities                            2,038                   110

Stockholders' equity:
   Preferred stock, $0.01 par value;
     authorized 1,000; none outstanding                        --                    --
   Common stock, $0.01 par value;
     authorized 40,000; issued and
     outstanding 20,014 at
     September 30, 1999 and 19,860
     at December 31, 1998                                     200                   199
   Additional paid-in capital                             132,731               130,927
   Deferred stock compensation                               (467)                 (688)
   Retained earnings                                       37,024                38,178
   Accumulated other comprehensive loss                      (620)                 (128)
                                                        ---------             ---------
                                                          168,868               168,488
   Less cost of common stock in treasury;
     155 at September 30, 1999 and 62
     at December 31, 1998                                   2,296                   821
                                                        ---------             ---------
     Total stockholders' equity                           166,572               167,667
                                                        ---------             ---------
Total liabilities and stockholders' equity              $ 193,602             $ 184,241
                                                        =========             =========

----------
(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 1998.

      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Nine months ended
                                                                     September 30,
                                                            -------------------------------
                                                              1999                  1998
                                                            ---------             ---------
Cash flows from operating activities:
Net loss                                                    $  (1,154)            $ (11,309)
Changes to income not affecting cash                            5,438                 9,405
Changes in assets and liabilities                               2,742                14,395
                                                            ---------             ---------
     Cash provided by operating activities                      7,026                12,491

Cash flow from investing activities:
Capital expenditures                                           (2,732)               (2,828)
Proceeds from equipment disposals                                 414                    --
Purchases of investments                                     (198,273)             (140,713)
Maturities of investments                                     216,121               145,403
Decrease in restricted cash                                    17,712                    --
Investment in, and license with Cascade                        (4,530)                   --
Other assets                                                       (6)                 (391)
                                                            ---------             ---------
     Cash provided by investing activities                     28,706                 1,471

Cash flow from financing activities:
Proceeds from short-term borrowings                             1,733                 1,708
Sales of common stock, net of issuance costs                    1,805                 2,683
Purchases of treasury stock                                    (1,029)               (4,092)
                                                            ---------             ---------
     Cash provided by financing activities                      2,509                   299

Effect of exchange rate changes                                   (99)                   43
                                                            ---------             ---------

Net increase in cash and cash equivalents                      38,142                14,304
Cash and cash equivalents at beginning of period               12,966                20,259
                                                            ---------             ---------
Cash and cash equivalents at end of period                  $  51,108             $  34,563
                                                            =========             =========

      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE: 1 -- BASIS OF PRESENTATION

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

Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company's fiscal year end is December 31. The Company's fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

USE OF ESTIMATES -- The preparation of the accompanying unaudited consolidated condensed financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


NOTE: 2 -- INVENTORIES

Inventories were comprised of the following:

                                              September 30,       December 31,
(in thousands)                                    1999               1998
--------------                               -------------       ------------
Raw materials                                   $ 3,214            $ 4,502
Work in process                                   6,088              5,948
Finished goods                                    4,182              3,978
                                                -------            -------
                                                $13,484            $14,428
                                                =======            =======


NOTE: 3 -- NET INCOME (LOSS) PER SHARE

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

                                                           Three months ended    Nine months ended
(in thousands, except per share data)                        September 30,         September 30,
------------------------------------                      ----------------------------------------
                                                           1999       1998       1999       1998
                                                          -------    -------    -------    -------
Numerator:
     Net income (loss)                                    $ 3,609    $(5,746)   $(1,154)   $11,309)
                                                          =======    =======    =======    =======
Denominator:
Denominator for basic net income (loss) per share --
     weighted average shares                               19,595     19,467     19,542     19,429
                                                          -------    -------    -------    -------
     Effect of dilutive securities:
         Employee stock options                               570         --         --         --
         Restricted stock                                     100         --         --         --
         Stock in escrow from acquisitions                    120         --         --         --
                                                          -------    -------    -------    -------
     Dilutive potential common shares                         790         --         --         --
                                                          -------    -------    -------    -------
Denominator for diluted net income (loss) per share --
     adjusted weighted average shares                      20,385     19,467     19,542     19,429
                                                          =======    =======    =======    =======
Basic net income (loss) per share                         $  0.18    $ (0.30)   $ (0.06)   $ (0.58)
                                                          =======    =======    =======    =======
Diluted net income (loss) per share                       $  0.18    $ (0.30)   $ (0.06)   $ (0.58)
                                                          =======    =======    =======    =======


Options to purchase 2,436,000 shares and 100,000 shares of restricted common stock were outstanding at September 30, 1998, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

In connection with prior acquisitions, 164,000 and 120,000 shares of common stock, were in escrow as of September 30, 1998, and September 30, 1999, respectively, subject to certain representations and warranties, and were not included in the computation of diluted net loss per share in the three and nine month periods in 1998 and nine month period in 1999, respectively, as the effect would be antidilutive (see Note 6).

NOTE: 4 -- LEASE AGREEMENT

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $32.5 million at September 30, 1999, the annual lease payments currently represent approximately $2.2 million, which will increase as the construction funding increases throughout the remaining construction period of approximately three months. At the end of the lease, the Company has the option to purchase the land and buildings at approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At September 30, 1999, the Company was in compliance with these covenants. In addition, the Company was in compliance with its lease collateral requirements and was no longer required to collateralize the lease. The Company voluntarily collateralized $32.5 million as of September 30, 1999, which was included in cash and cash equivalents since it can withdraw the cash with 10 days notice. The amount of collateralization will increase as funding increases over the construction period.

NOTE: 5 -- ENVIRONMENTAL REMEDIATION

The Company has been performing environmental remediation activities on its leased property in Santa Clara, California, in cooperation with the California Regional Water Quality Board. In 1997, the Company accrued $1.6 million, which was the Company's best estimate of its obligation and has since incurred actual costs of $0.8 million. During the second quarter of 1999, the Company reevaluated the on-going remediation efforts and determined that its remaining liability to be approximately $0.1 million. As a result, the Company reduced accrued environmental remediation expenses of $0.7 million in the second quarter of 1999, which was included in the statement of operations as a reduction of selling, general and administrative expenses.


NOTE: 6 -- STOCKHOLDERS EQUITY

Stock repurchase program. On May 19, 1998, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company's stock to reduce the dilution resulting from its employee stock option and stock purchase plans. During the nine months ended September 30, 1999, the Company repurchased 71,000 shares of its common stock at a cost of $1.0 million.

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


NOTE: 7 -- COMPREHENSIVE INCOME (LOSS)

For the quarter ended September 30, 1999, comprehensive income was $3.5 million compared to a comprehensive loss of $5.6 million for the same quarter last year. For the nine months ended September 30, 1999 and 1998, comprehensive losses amounted to $1.6 million and $11.2 million, respectively.


NOTE: 8 -- INCOME TAXES

The Company's tax provision for the three and nine months ended September 30, 1999 included the impact of estimated state and foreign income and withholding taxes. A full valuation allowance has been established for the current year net operating losses.

NOTE: 9 -- SEGMENT INFORMATION

The following is a summary of the Company's operating segments:

(in thousands)                                      Prober
Three months ended September 30,                   products         All other          Total
--------------------------------                   --------         ---------         --------
1999
----
Sales to unaffiliated customers                    $ 32,507         $  2,203          $ 34,710
Operating income (loss)                            $  4,356         $ (2,176)         $  2,180

1998
----
Sales to unaffiliated customers                    $ 19,467         $  3,030          $ 22,497
Operating loss                                     $ (7,513)        $ (1,186)         $ (8,699)


(in thousands)                                      Prober
Three months ended September 30,                   products         All other          Total
--------------------------------                   --------         ---------         --------
1999
----

Sales to unaffiliated customers                    $ 74,081         $  7,718          $ 81,799
Operating loss                                     $   (594)        $ (4,498)         $ (5,092)

1998
----
Sales to unaffiliated customers                    $ 77,058         $  9,842          $ 86,900
Operating loss                                     $(15,960)        $ (4,636)         $(20,596)


NOTE: 10 -- INVESTMENT IN CASCADE MICROTECH

On July 21, 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (Cascade). In addition, the Company entered into an agreement to license certain technology from Cascade. The purchase price for the equity investment and license was approximately $4.5 million and was paid in cash in July 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-Q which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements include, but are not limited to statements regarding: expected state and federal taxes, cash flow, liquidity, anticipated cash needs and availability, the impact of Year 2000 issues, the Company's Year 2000 readiness, the Company's expectation that its carriers will be Year 2000 ready, the installation of Year 2000 upgrades for the Company's customers and the impact of the introduction of the Euro and costs related thereto. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. You should also consult the risk factors described from time to time in the Company's Annual Report on Form 10-K, and those disclosed in this discussion and analysis particularly those under the sections titled "Year 2000 Update," "Factors That May Affect Results and Financial Condition" and "Volatility of Stock Price."

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                                         Three months ended                   Nine months ended
                                                           September 30,                        September 30,
                                                      ----------------------               ------------------------
                                                      1999              1998               1999               1998
                                                      -----             -----              -----              -----
Net sales                                             100.0%            100.0%             100.0%             100.0%
Cost of sales                                          51.4              67.4               55.9               65.6
                                                      -----             -----              -----              -----
Gross profit                                           48.6              32.6               44.1               34.4
                                                      -----             -----              -----              -----

Operating expenses:
   Engineering, research and development               19.7              35.4               24.4               28.1
   Selling, general and administrative                 22.6              35.9               25.9               30.0
                                                      -----             -----              -----              -----
Total operating expenses                               42.3              71.3               50.3               58.1
                                                      -----             -----              -----              -----
Operating income (loss)                                 6.3             (38.7)              (6.2)             (23.7)

Interest income                                         4.4               6.1                5.5                4.7
Other income (expense), net                             0.1              (0.1)              (0.2)              (0.1)
                                                      -----             -----              -----              -----
Income (loss) before income taxes                      10.8             (32.7)              (0.9)             (19.1)

Provision (benefit) for income taxes                    0.4              (7.2)               0.5               (6.1)
                                                      -----             -----              -----              -----
Net income (loss)                                      10.4%            (25.5)%             (1.4)%            (13.0)%
                                                      =====             =====              =====              =====

RESULTS OF OPERATIONS

Net Sales

As a result of continued improvement in the overall semiconductor business, net sales for the third quarter of 1999 increased 16.6% from the second quarter of 1999.

Net sales for the quarter ended September 30, 1999 were $34.7 million, a 54.3% increase from net sales of $22.5 million in the comparable quarter last year. The increase was driven primarily by higher prober system unit sales. Net sales for the first nine months of 1999 were $81.8 million, a 5.9% decrease from net sales of $86.9 million for the same period a year ago. The decrease was a result of lower inspection products and prober system unit sales, offset by an increase in yield management software sales.

For the quarters ended September 30, 1999 and 1998, net sales were comprised of prober systems ($26.3 million and $15.6 million, respectively), yield management software and inspection products ($2.2 million and $3.0 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades ($6.2 million and $3.9 million, respectively) in support of the prober system business.

For the nine months ended September 30, 1999 and 1998, net sales were comprised of prober systems ($58.8 million and $62.0 million, respectively), yield management software and inspection products ($7.7 million and $9.8 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades ($15.3 million and $15.1 million, respectively) in support of the prober system business.

For the quarter ended September 30, 1999, international sales accounted for 35.5% of net sales as compared to 34.2% for the same quarter last year. The increase in the percentage of international sales was due principally to higher Asian Pacific sales in 1999 from 1998. The Company experienced sales increases, in absolute dollars, across all its major geographic markets.

For the first nine months of 1999, international sales accounted for 37.8% of net sales as compared to 40.5% for the same period last year. The decrease in the percentage of international sales was attributable primarily to lower European and Asian Pacific sales in 1999 from 1998. In absolute dollars, the Company experienced sales declines across its major geographic markets.

Demand for the Company's products can change from period to period due to volatility in product demand and pricing. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit

For the third quarter of 1999, gross profit, as a percentage of sales, was 48.6% compared to 32.6% for the same quarter last year. The increase was due primarily to manufacturing efficiencies from larger production volume and to a lesser extent, the favorable effects of the Company's manufacturing restructuring program established in the current quarter. In addition, the year ago quarter was negatively impacted by the disposal of obsolete and excess inventories in the prober business.

For the first nine months of 1999, gross profit, as a percentage of sales, was 44.1% compared to 34.4% for the same period last year. The increase was due primarily to inventory items recorded in 1998 that negatively impacted the year ago nine month period. These items consisted of the disposal of obsolete and excess inventories in the prober business, including a $2.5 million inventory adjustment resulting from rapid product transition from the older 4000 series models to the newer 4090 model, and lower gross margins on inspection systems as a result of $1.2 million of capitalized profit in inventory arising from the acquisition of Techne that was recorded in cost of sales in the second quarter of 1998 when the systems were shipped.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $6.8 million in the third quarter of 1999, down 14.0% from $8.0 million in the comparable quarter last year. As a percentage of sales, these expenses decreased to 19.7% in the third quarter of 1999 from 35.4% in the same quarter last year. The decrease, in absolute dollars, was mainly attributable to savings achieved from cost reduction actions taken in the second half of 1998.

For the first nine months of 1999, these expenses were $20.0 million, down 18.3% from $24.4 million in the comparable period of a year ago. As a percentage of sales, these expenses decreased to 24.4% in the first nine months of 1999 from 28.1% in the same period last year. The decrease, in absolute dollars, was primarily a result of savings from 1998 cost reduction measures and lower development expenses in the current period compared to the accelerated spending on the 300mm and the 4090u (micro) programs in the first quarter of 1998.

Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $7.8 million in the third quarter of 1999, down 3.1% from $8.1 million in the comparable quarter last year.

For the first nine months of 1999, these expenses were $21.2 million, down 18.6% from $26.1 million in the comparable period of a year ago. The decrease was primarily due to workforce reductions from prior year levels and spending reduction programs initiated during the industry downturn in 1998. In addition, the first nine months were benefited by a reduction of accrued environmental remediation expenses of $0.7 million that were no longer required based on the Company's reassessment of the on-going remediation efforts, and a settlement of $0.4 million for a purchase price contingency related to a past acquisition.

Interest Income

For the third quarter of 1999, interest income was $1.5 million compared to $1.4 million for the same quarter last year. For the first nine months of 1999, interest income was $4.6 million compared to $4.1 million for the same period last year. For both periods, the increase in interest income, relative to the Company's cash balances, was principally the result of a shift from tax-exempt investments to higher yielding taxable instruments.

Income Taxes

For the three and nine months ended September 30, 1999, the Company recorded income tax provisions of $0.2 million and $0.5 million, respectively, representing foreign income and withholding taxes. Federal and state taxes for 1999 are expected to be immaterial due to the Company's loss position. For the three and nine months ended September 30, 1998, the tax benefit rates of 21.9% and 32.0%, respectively, reflected the impact of estimated refundable taxes available in the carryback period due to the estimated losses incurred. As of September 30, 1999, there were no additional refundable taxes available to the Company. Management concluded that a full valuation allowance against its net deferred tax assets is required due to uncertainties surrounding their realization.


FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

The Company's future operating results may be affected by inherent uncertainties that exist in the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, introduction of competitors' products having technological and/or pricing advantages, and the continued integration of the businesses of Knights and Techne into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. Accordingly, recent historical operating results should only be one source of information when evaluating the future financial performance of the Company.

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

Information Technology Systems

A Year 2000 ready upgrade to the Company's enterprise resource planning system was completed in the third quarter of 1998. Other core business applications and operating systems upgrades were completed in June 1999. The Company completed the remediation and testing of all of its critical business systems and core applications upgrades in the third quarter of 1999, and believes that they are Year 2000 ready. Major national and international carriers provide the Company's wide-area network requirements, and the Company expects these carriers to be Year 2000 ready. During fiscal 1997 and 1998, the Company invested in a desktop upgrade program. The standard personal computers, servers and laptop computers installed during this period are Year 2000 ready to the extent the vendors have affirmed. The Company completed the remediation and testing of its critical desktop applications in the third quarter of 1999, and believes that they are substantially Year 2000 ready. Over the past several years, the Company has replaced or upgraded its local PBX and voice mail systems to Year 2000 ready systems. In the third quarter of 1999, the Company completed the remediation and testing of these systems in its domestic and international sales offices.

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

Facilities and Infrastructure

The Company has completed the assessment and remediation of its Year 2000 risk with respect to building automation, electronic security, water and utility systems. The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company completed the assessment and remediation of its manufacturing operations during the first quarter of 1999.

Costs to Address Year 2000 Issues

The Company is in the process of identifying for its customers the corrective measures that are necessary to ensure that its installed products are Year 2000 ready. In this regard, the Company is incurring, and will continue to incur throughout 1999, various costs to provide customer support regarding Year 2000 issues, and certain of such costs are expected to be borne not by the Company but, instead, to be passed on to the customers. The full cost of these activities, including corrective measures, is not fully known. However, costs incurred to date have not been material and the Company believes that the potential future financial impact of assuring such Year 2000 readiness will not be material. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the efforts described in this section. Since the efforts described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company or its suppliers, the product integrity of products provided to the Company by suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected.

Contingency Plans

In the third quarter of 1999, the Company completed contingency plans for the Year 2000 readiness issues noted above. The contingency plans implemented by the Company are intended to ensure that temporary disruptions to regional and global infrastructure systems will have no materially adverse effect on the Company's operations and financial performance. However, extended disruptions in these systems beyond the Company's control could impact our ability to deliver product and services to customers on schedule and to maintain Company operations, and could, thereby, potentially have a materially adverse effect on the Company's business, operating results and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, short-term investments, and restricted cash were $133.2 million at September 30, 1999, an increase of $1.7 million from $131.5 million at December 31, 1998.

Cash provided by operating activities was $7.0 million during the first nine months of 1999. This was due to noncash charges to income of $5.4 million, an increase in deferred revenue of $1.9 million, and a decrease in net current assets of $0.8 million, offset by a net loss of $1.2 million. The positive effect from the changes in net current assets was due primarily to a decrease of $8.7 million in income taxes receivable, an increase of $5.8 million in accounts payable, and a reduction in inventories of $0.9 million. This was offset partially by an increase of $14.7 million in accounts receivable resulting from a higher level of shipments towards the end of the current quarter.

Cash provided by investing activities was $28.7 million due primarily from net maturities of investments of $17.8 million, and restricted cash of $17.7 million that was no longer required to collateralize the construction of the Company's San Jose campus. This was offset partially by an equity investment in, and license agreement with Cascade Microtech of $4.5 million and capital expenditures of $2.7 million.

Cash provided by financing activities was $2.5 million. This resulted from the sale of common stock of $1.8 million under employee stock plans and additional short-term borrowings of $1.7 million by the Company's Japanese subsidiary, offset by the repurchase of an additional 71,000 shares of the Company's common stock at a cost of $1.0 million.

At September 30, 1999, the Company's Japanese subsidiary had lines of credit with Japanese banks with a total borrowing capacity of approximately $5.6 million (denominated in Yen). Amounts outstanding under these facilities at September 30, 1999 were $2.3 million. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $32.5 million at September 30, 1999, the annual lease payments currently represent approximately $2.2 million, which will increase as the construction funding increases throughout the remaining construction period of approximately three months. At the end of the lease, the Company has the option to purchase the land and buildings at approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At September 30, 1999, the Company was in compliance with these covenants. In addition, the Company was in compliance with its lease collateral requirements and was no longer required to collateralize the lease. The Company voluntarily collateralized $32.5 million as of September 30, 1999, which was included in cash and cash equivalents since it can withdraw the cash with 10 days notice. The amount of collateralization will increase as funding increases over the construction period.

On July 21, 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (Cascade). In addition, the Company entered into an agreement to license certain technology from Cascade. The purchase price for the equity investment and license was approximately $4.5 million and was paid in cash in July 1999.

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



                                        ELECTROGLAS, INC.


DATE: November 11, 1999                 BY: /s/ Armand J. Stegall
      -----------------                     ------------------------------------
                                            Armand J. Stegall
                                            Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT      DESCRIPTION
-------      -----------
27           Financial Data Schedule