Form 10-K405
period 1999-12-31
ELECTROGLAS INC
filed 2000-03-23
CIK 902281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended               Commission File Number:
            December 31, 1999                           0-21626

                                ELECTROGLAS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                                         77-0336101
            (State of Incorporation)                     (I.R.S. Employer Identification No.)

6024 Silver Creek Valley Road, San Jose, California                 (408) 528-3000
                      95138
    (Address of Principal Executive Offices)                (Registrant's Telephone Number
                   (Zip Code)                                    Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

As of January 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $595,030,000, based on the closing sale price as reported on the Nasdaq National Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

As of January 31, 2000 the Registrant had outstanding 20,213,000 of Common
Stock.

The Index to Exhibits is located beginning on Page 48.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

PART I: ITEM 1. BUSINESS


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

  Electroglas was formed on April 1, 1993 to succeed to the wafer prober business conducted by the Electroglas division of General Signal Corporation (former "Parent"). Immediately prior to the closing of the initial public offering of its Common Stock ("the IPO") on July 1, 1993, the Company assumed the assets and liabilities of the Electroglas division in the asset transfer and, following the IPO, the Company commenced operations as an independent corporation. The Company, through its predecessors, has been in the wafer prober business for more than 40 years.


INDUSTRY BACKGROUND


Semiconductor devices are fabricated by repeating a complex series of process steps on a wafer substrate, which is usually made of silicon and measures three to eight inches in diameter. Wafers are typically sent through a series of 100 to 300 process steps. A finished wafer consists of many integrated circuits (each referred to as a "device" or "die"), the number depending on the area of the circuits and the size of the wafer. Manufacturers have increasingly utilized larger diameter wafers to achieve more cost-effective production. The move to larger 300 mm (12 inch) wafers began in 1999.

  The management of these fabrication steps is Electroglas' latest focus. The Company's wafer probers and inspection products collect data that is easily accessed with its networking software and managed and analyzed by its yield enhancement software products - providing a way to manage the fabrication process.

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


CAD Navigation Software

CAD Navigation software provides computerized interfaces and navigation capabilities for IC design, failure analysis (FA), defect review and debugging by cross-mapping information from different design representations of specific devices so that exact locations can be viewed in all three domains - layout, netlist, and schematic - simultaneously.


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


Wafer Inspection Market

The strong demand for lightweight, portable electronic devices is driving the growth of new flip chip packaging technologies. Unlike conventional packaging that uses fine gold wires to electrically connect the semiconductor chip to its package, flip chips utilize gold or solder bumps that are deposited onto bonding pads on the chip surface. The chips are then flipped into chip scale packages (packages that are only slightly larger then the actual chip) or directly onto printed circuit boards. Flip chips take up much less space than conventional chips and, due to the elimination of the gold wires, flip chips can also operate at higher speeds. The use of flip chip packaging is expected to grow rapidly as memory, ASIC, and other device types are required to operate at high speed and in tight spaces.

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


CAD Navigation Market

CAD Navigation software is typically used in design debug, low yield analysis and failure analysis. Engineers use CAD NAV software to move their probing, measurement, or diagnostic equipment to a chip's internal locations, or to locate on screen the faults on a chip. In recent years, new technologies have made design debug and failure analysis increasingly difficult. For example, the decreasing feature sizes make visualization difficult; rising device count makes data handling difficult; multiple interconnect layers make device access difficult; flip chip technology makes both device access and visualization difficult. CAD Navigation software helps engineers simplify the process.

In the US market, most major semiconductor manufacturers use multiple copies of CAD NAV software in their failure analysis labs. The software helps integrate their debug and FA functions. In the European market, a few leading major manufacturers have started using CAD NAV software in the past three years. Also single license installations have been reaching most of the major manufacturers. In the Japanese market, the economy is slower, but manufacturers are still using CAD Navigation software.


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

o Maintain Strong Customer Relationships. The Company has long-standing relationships with its customers. The Company's development of products and product enhancements is market driven. Engineering, sales and management personnel collaborate with customer counterparts to determine customers' needs and specifications. The Company intends to continue to strengthen its existing customer relationships by continuing to provide high levels of service and support.

o Emphasize Quality Products. The Company believes it has developed a reputation as a leader in providing high quality products. The Company was chosen as one of the "10 Best" test and measurement equipment manufacturers for eight years in a row in an annual customer survey conducted by VLSI Research, Inc. The Company has received quality awards from its customers and the SEMATECH Partnering for Total Quality award. The Company has a company-wide quality program and received ISO 9002 Certification in 1997. The Company's quality training program emphasizes continuous improvement, data driven decisions and close collaboration among the Company's employees, customers and suppliers. The Company trains all of its employees in basic quality skills. The Company also regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel.

o Expand Product Lines and Applications. The Company intends to capitalize on its market position and technical skills to further broaden existing product lines through internally developed products and from time to time through strategic alliances and acquisitions, such as the Knights and Techne acquisitions of 1997.

PRODUCTS


Wafer Probers

Horizon 4000 Series: The Horizon 4090, and the Horizon 4090(Greek mu) (micro) are the Company's primary offerings in the Horizon 4000 Series of wafer probers. This product line is positioned to satisfy high volume semiconductor manufacturing applications. The Horizon 4000 Series provides many advanced automation capabilities including automatic probe-to-pad-alignment, in-process inspection and optical character recognition (OCR). Optional for Horizon Series probers is a temperature controlled chuck top, providing the ability to maintain precisely a customer-selected wafer temperature during testing. The Horizon 4090(Greek mu) prober also offers an integrated mini-environment and clean air system to provide a class 1 probing environment. The Horizon 4090, and Horizon 4090(Greek mu) utilize the Company's EGCommander system software. This software was developed by the Company and allows significant application and customer driven customization of the wafer prober and compatibility with the standard MS-DOS operating system. The user interface features color graphics, touch screen programming, probing recipes, control maps and real-time maps. The Horizon 4000 Series probers feature a distributed multiple processor architecture to maximize productivity and expandability.

   The Company recently introduced thin wafer capabilities to its Horizon 4090(Greek mu) prober. The enhanced 4090(Greek mu) prober utilizes Electroglas' patented Smart Mapping wafer map system. Smart Mapping uses fiber optic through-beam sensing to detect and compensate for thin wafer irregularities such as bowing, warping, and sagging. The system dynamically adjusts wafer transfer arm entry and exit points on the cassette based on wafer position. The Horizon 4090(Greek mu) prober also incorporates Electroglas' High Force Z stage and advanced alignment algorithms. The complete system handles both thin and standard wafers automatically and allows customers to use standard wafer carriers, eliminating the need for special cassettes or extra transfer steps.


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


Yield Management

YieldManager, introduced in 1994, is an integrated enterprise, client-server yield enhancement system for sub-micron semiconductor fabrication facilities. YieldManager takes the output from testers, probers and inspection equipment used at various points in the semiconductor fabrication process, correlates it and manages it in a manner that enables the operator of the fab to maximize its manufacturing yield. YieldManager provides an encompassing and integrated approach to yield management and automates processes previously managed separately and often manually.

CAD Navigation

Merlin's Framework(TM) is Knights' principal CAD navigation product that uses semiconductor CAD data to locate physical attributes of the semiconductor itself. Merlin's Framework provides visual representations of circuits that can be manipulated, rotated, exploded, searched, and linked with ease. With the application tools, features, and options available through Merlin's Framework, users can convert layout, netlist, and schematic data and establish cross-mapping links between these data - with a single tool in just a few steps. A complete Merlin's Framework system speeds problem solving by providing cross-mapping between design representations of specific device nodes so that those exact locations can be viewed in all three domains simultaneously. Merlin's Framework has been used in the semiconductor industry for failure analysis and process diagnostics and is a leading CAD navigation product.

  LabManager(TM), the latest feature of Merlin's Framework, was recently introduced as a tool that enables automated transfer of information between failure analysis and reliability labs.


Wafer Inspection Products

The QuickSilver series of products feature sophisticated technologies, such as Time Delay Integration (TDI) for high speed acquisition of complex images. There are four products distinguished by their software packages. The QuickSilver 100 is primarily for microstructure inspection applications, the QuickSilver 200 focuses on defect inspection and the QuickSilver 300 and 330 are targeted at bump inspection applications.


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

  The Company's ongoing engineering, research and development efforts generally can be classified into three categories: feature enhancements, such as features to improve accuracy, speed or automation; new products; and customer driven product enhancements. Engineering, research and development expenses were $26.9 million, $30.5 million and $21.9 million in 1999, 1998 and 1997, respectively, or 21.2%, 30.1% and 14.6% of net sales, respectively. Engineering, research and development expenses consist primarily of salaries, project materials and other costs associated with the Company's ongoing efforts.


MARKETING, SALES AND SERVICE


The Company primarily sells its products directly to end-users. The Company believes that using a direct sales force provides it with a significant competitive advantage in communicating with customers and responding to market demands.

  The Company generally sells products on net 30-day terms to most customers. Other, primarily foreign, customers are required to deliver a letter of credit typically payable upon product delivery. The Company generally warrants its products for a period of up to 12 months from shipment for material and labor to repair the product. Installation is customarily included in the price of the product. The Company's field engineers provide customers with call out repair and maintenance services for a fee. Customers may enter into repair and maintenance service contracts covering the Company's products. The Company trains customer employees to perform routine service for a fee and provides telephone consultation services generally free of charge.

In the United States, Electroglas maintains sales and service offices in Arizona, California, Oregon, Massachusetts and Texas. In Europe, the Company maintains sales and service locations in France, Germany and the United Kingdom. In Asia, the Company maintains direct sales and service locations in Japan, Hong Kong, Korea, People's Republic of China, Singapore and Taiwan. As of December 31, 1999, the Company employed approximately 183 people worldwide in sales, service, applications, logistics, technical support and customer service.


CUSTOMERS


Electroglas sells its products to leading semiconductor manufacturers throughout the world. In 1999, STMicroelectronics and IBM accounted for 19% and 14% of net sales, respectively. No single customer accounted for more than 10% of net sales in 1998 and 1997.

  International sales represented 38%, 43% and 43% of the Company's net sales in 1999, 1998 and 1997, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.


MANUFACTURING AND SUPPLIERS


The Company's assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished prober systems, spares and upgrades configured to customer specifications.

  In the third quarter of 1999, the Company outsourced its sub-assembly and machine shop operations to Sanmina Corporation, a contract manufacturer. The Company believes that this outsourcing will enable the Company to conserve working capital that would be required to purchase inventory, will allow the Company to better adjust manufacturing volumes to meet changes in demand, and will better enable the Company to reduce total manufacturing cycle time. The Company schedules production based upon firm customer commitments and anticipated orders during the planning cycle.

  Quality control is maintained through the assembly and test process with documented instructions and test procedures and final inspection for all manufactured equipment prior to shipment. The Company trains all of its employees in basic quality skills and regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. The Company is ISO 9002 Certified.


BACKLOG


At December 31, 1999, the Company's backlog was approximately $32.7 million as compared to approximately $10.2 million at December 31, 1998. The Company generally ships orders within 10 weeks after receipt of a customer's purchase order. Due to possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often reflect orders shipped in the same quarter as received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

COMPETITION


The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company believes that its products compete favorably with respect to each of these factors in the non-Japanese market segment. The Company's major competitors are Tokyo Electron Limited ("TEL") and Tokyo Seimitsu ("TSK"). Some of the Company's competitors have greater financial, engineering and manufacturing resources than the Company and larger service organizations and long-standing customer relationships. There can be no assurance that levels of competition in the Company's particular product market will not intensify or that the Company's technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. See "Factors that May Affect Results and Financial Condition - Highly Competitive Industry, and Japanese Market Segment and Japanese Competition."


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

  The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently gain information and techniques or otherwise gain access to the Company's trade secrets or that the Company can meaningfully protect its trade secrets. See "Factors that May Affect Results and Financial Condition - Patents and Other Intellectual Property."


EMPLOYEES


As of December 31, 1999, the Company employed approximately 578 persons. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract and retain such employees, who are in great demand. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES


The Company's executive office and manufacturing, engineering, research and development operations were located primarily in four buildings in Santa Clara, California totaling approximately 150,000 square feet, occupied under leases expiring in March 2000. The Company owns substantially all of the machinery and equipment used in its facilities. The Knights Division was headquartered in a 21,410 square foot leased facility in Sunnyvale, California and also leases office space in Mumbai, India where it maintains an engineering and quality assurance operation.

  In the first quarter of 2000, the Company consolidated its executive office, manufacturing, engineering, research and development operations, and Knights headquarters into an approximately 260,000 square foot facility located in San Jose, California. This space is under a lease expiring in 2003 with monthly rent payments based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $37.9 million at December 31, 1999, the annual lease payments currently represent approximately $2.3 million, which will increase as the construction funding increases to an estimated total of $55.0 million in the second quarter of 2000.

  The Techne subsidiary's manufacturing, engineering and administrative operations are located in a leased 34,600 square foot facility in Corvallis, Oregon.

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


ITEM 3. LEGAL PROCEEDINGS


The Company is not currently involved in any legal actions that it believes are material. From time to time, however, the Company may be subject to various claims and lawsuits by customers, competitors and employees arising in the normal course of business, including suits charging infringement or violations of antitrust laws. Such suits may seek substantial damages and, in certain instances, any damages awarded would be trebled.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended December 31, 1999.

PART II: ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS


MARKET PRICES FOR COMMON STOCK


The Company's common stock is traded on the Nasdaq National Market System under the symbol "EGLS." The following table sets forth for the periods indicated the actual high and low sales prices per share of common stock as reported on the Nasdaq National Market System:


Fiscal Year                                1999                           1998
                                   High            Low             High           Low
---------------------------------------------------------------------------------------
1st Quarter                      16 3/4          11 27/32        19 5/8          12 5/8

2nd Quarter                      20              12              17 13/16        12 1/4

3rd Quarter                      24 3/4          18 1/8          13 7/16          8 1/8

4th Quarter                      28 15/16        20 9/16         16 3/8           7 3/4

The Company has never declared or paid cash dividends on the shares of common stock and does not anticipate paying any cash dividends on the shares of common stock in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. As of January 31, 2000, the Company had approximately 8,000 shareholders of record.



ITEM 6. SELECTED FINANCIAL DATA



SELECTED CONSOLIDATED FINANCIAL DATA


In thousands, except per share data
Year ended December 31,                            1999           1998            1997            1996           1995
-----------------------------------------------------------------------------------------------------------------------
Net sales                                       $ 126,695      $ 101,599       $ 150,035       $ 151,950      $ 169,240
                                                -----------------------------------------------------------------------
Gross profit                                       57,795         33,724          63,626          72,284         92,634
Engineering, research and development              26,865         30,538          21,897          18,672         13,560
Selling, general and administrative                29,667         33,334          32,532          24,758         25,771
In-process research and development                    --             --          27,029              --             --
Impairment of long-lived assets                        --          9,578              --              --             --

                                                -----------------------------------------------------------------------
Operating income (loss)                             1,263        (39,726)        (17,832)         28,854         53,303
Interest and other income, net                      6,171          5,527           4,844           4,847          4,211
                                                -----------------------------------------------------------------------
Income (loss) before income taxes                   7,434        (34,199)        (12,988)         33,701         57,514
Provision (benefit) for income taxes                1,858         (2,614)          2,949           9,242         20,417
                                                -----------------------------------------------------------------------
Net income (loss) (1)(2)                        $   5,576      $ (31,585)      $ (15,937)      $  24,459      $  37,097
                                                =======================================================================
Basic net income (loss) per share (1)(2)        $    0.28      $   (1.62)      $   (0.86)      $    1.38      $    2.09
Diluted net income (loss) per share (1)(2)      $    0.27      $   (1.62)      $   (0.86)      $    1.36      $    2.05
                                                =======================================================================
Working capital                                 $ 165,731      $ 136,643       $ 172,423       $ 159,376      $ 146,849

Total assets                                      202,191        184,241         228,919         197,866        191,741

Short-term borrowings                               1,624            566           1,160           1,790          1,952

Total equity                                      177,338        167,667         199,734         173,651        157,394

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA


In thousands, except per share data
Quarter                                    First         Second         Third          Fourth
----------------------------------------------------------------------------------------------
1999:
Net sales                                $ 17,332       $ 29,757       $ 34,710       $ 44,896
Gross profit                                6,290         12,955         16,859         21,691
Net income (loss)                          (5,856)         1,093          3,609          6,730
Basic net income (loss) per share           (0.30)          0.06           0.18           0.34
Diluted net income (loss) per share         (0.30)          0.05           0.18           0.33

Quarter                                    First         Second         Third          Fourth
----------------------------------------------------------------------------------------------
1998:
Net sales                                $ 36,865       $ 27,538       $ 22,497       $ 14,699
Gross profit                               15,687          6,886          7,341          3,810
Net loss (2)                                 (416)        (5,147)        (5,746)       (20,276)
Basic net loss per share (2)                (0.02)         (0.26)         (0.30)         (1.04)
Diluted net loss per share (2)              (0.02)         (0.26)         (0.30)         (1.04)


(1) Net loss for 1997 includes pretax in-process research and development charges of $23.5 million and $3.5 million resulting from the acquisitions of Knights Technology, Inc. and Techne Systems, Inc., respectively. In addition, the Company incurred a $1.6 million pretax charge in 1997 for environmental remediation costs.

(2) Net loss for the fourth quarter of 1998 includes a $9.6 million pretax charge for impaired technology and intangibles related to previous acquisitions, and an $8.1 million charge related to the revaluation of the Company's deferred tax assets.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

Year ended December 31,                           1999          1998          1997
-----------------------------------------------------------------------------------
Net sales                                        100.0%        100.0%        100.0%
Cost of sales                                     54.4          66.8          57.6
                                                 ----------------------------------
Gross profit                                      45.6          33.2          42.4
                                                 ----------------------------------
Operating expenses:
   Engineering, research and development          21.2          30.1          14.6
   Selling, general and administrative            23.4          32.8          21.7
   In-process research and development              --            --          18.0
   Impairment of long-lived assets                  --           9.4            --
                                                 ----------------------------------
Total operating expenses                          44.6          72.3          54.3
                                                 ----------------------------------
Operating income (loss)                            1.0         (39.1)        (11.9)
Interest income                                    5.0           5.5           3.5
Other income (expense), net                       (0.1)         (0.1)         (0.3)
                                                 ----------------------------------
Income (loss) before income taxes                  5.9         (33.7)         (8.7)
Provision (benefit) for income taxes               1.5          (2.6)          1.9
                                                 ----------------------------------
Net income (loss)                                  4.4%        (31.1)%       (10.6)%
                                                 ==================================

RESULTS OF OPERATIONS
Years ended December 31, 1999, 1998 and 1997


NET SALES


Net sales were $126.7 million in 1999, up 24.7% from $101.6 million in 1998. During 1998, the semiconductor equipment market experienced a downturn brought on in large part by depressed DRAM pricing, production over capacity and the difficulties in the Asian financial markets. During 1999, the Company showed strong quarterly sales growth, reflecting the recovery in the semiconductor equipment industry in 1999. The increase in 1999 revenue was due primarily to higher prober unit and aftermarket sales, partially offset by lower Knights and Inspection Product sales.

  Net sales were $101.6 million in 1998, as compared to $150.0 million in 1997, a decrease of 32.3%. The decrease was due to lower prober unit sales resulting from the industry downturn that affected the Company's sales throughout 1998.

  Net sales were comprised of prober systems ($94.5 million, $71.3 million and $123.2 million for 1999, 1998 and 1997, respectively), aftermarket sales, consisting primarily of service, spare parts and upgrades in support of the prober business ($21.4 million, $18.0 million, and $22.8 million, for 1999, 1998 and 1997, respectively) and Knights software and Inspection Products ($10.8 million, $12.3 million and $4.0 million, for 1999, 1998 and 1997, respectively).

  International sales represented 38%, 43% and 43% of net sales for the years 1999, 1998 and 1997, respectively. The Company anticipates that international sales will continue to account for a significant portion of net sales in 2000.


GROSS PROFIT


Gross profit was 45.6%, 33.2% and 42.4% in 1999, 1998 and 1997, respectively. The increase in gross profit in 1999 compared to 1998 was due primarily to manufacturing efficiencies from larger production volume in 1999. In addition, 1998 gross profit was negatively impacted by the disposal of obsolete and excess inventories in the prober business, and the expensing of capitalized profit in inventory resulting from the Techne acquisition.

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

ENGINEERING, RESEARCH AND DEVELOPMENT


Engineering, research and development expenses were 21.2%, 30.1% and 14.6% as a percentage of sales for 1999, 1998 and 1997, respectively. In 1999, these expenses were $26.9 million, down 12.0% from $30.5 million in 1998. The decrease, in absolute dollars and as a percentage of sales, was primarily a result of savings from 1998 cost reduction measures and lower development expenses in the current period compared to the accelerated spending on the 300mm and the 4090u (micro) programs in 1998.

  The increase in 1998 over 1997, in absolute dollars and as a percentage of sales, was due mainly to accelerated spending on the Horizon 4090u (micro) and 300mm programs, and incremental research and development costs related to the yield management software and inspection products businesses acquired in 1997. The Company believes that in order to remain competitive it must continue to invest substantially in research and development through the downturns.

  The Company's research and development expenses consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's research and development efforts.


SELLING, GENERAL AND ADMINISTRATIVE


Selling, general and administrative (SG&A) expenses were 23.4%, 32.8% and 21.7% as a percentage of sales in 1999, 1998 and 1997, respectively. In 1999, SG&A expenses were $29.7 million, down 11.0% from $33.3 million in 1998. The decrease in absolute dollars was primarily due to workforce reductions from prior year levels and spending reduction programs initiated during the industry downturn in 1998. In addition, 1999 benefited from a reduction of accrued environmental remediation expenses of $0.7 million that were no longer required based on the Company's reassessment of the on-going remediation efforts, and a settlement of $0.4 million for a purchase price contingency related to a past acquisition.

  The increase in 1998 compared to 1997, was due primarily to higher incremental operational expenses and goodwill amortization related to the software and inspection products businesses acquired in 1997. In addition, $0.6 million of costs associated with severance compensation and facilities consolidation were expensed during 1998.


INTEREST INCOME


Interest income was $6.3 million, $5.6 million and $5.2 million in 1999, 1998 and 1997, respectively. The increase in interest income in each year was principally the result of increasing average cash balances and a shift to higher yielding taxable instruments during 1998 through 1999.


IN-PROCESS RESEARCH AND DEVELOPMENT


In connection with the 1997 acquisitions of Knights Technology, Inc., and Techne Systems, Inc., the Company wrote-off in-process research and development totaling $23.5 million and $3.5 million, respectively. See Note 2 under "Notes to Consolidated Financial Statements." These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no alternative future uses. The Company is using the in-process research and development to create new process management tools.

Knights

At the date of acquisition, Knights in-process research and development related to two primary research and development programs that were expected to reach completion between late 1997 and 2002. These projects related to various stages of development of Knights' Yield Management and CAD Navigation Software. At the acquisition date, total estimated cost to complete was approximately $6.0 million. At December 31, 1999, the Company estimates that it has spent $6.8 million on projects that are now considered to be complete, or have been discontinued, or are being developed using a different architecture. To date, the Company has not had the expected success in commercializing the in-process research and development and has significantly revised downwards its forecasts since the acquisition date.


Techne

At the date of acquisition, Techne in-process research and development related to two primary research and development programs that were expected to reach completion between late 1998 and 2000. These projects related to various stages of development of Techne's microstructure, bump and sort wafer inspection tools. At the acquisition date, total estimated cost to complete was approximately $3.2 million. At December 31, 1999, the Company estimates that it has spent $4.0 on projects that are now considered to be complete or have been discontinued. To date, the Company has not had the expected success in commercializing the in-process research and development and has significantly revised downwards its forecasts since the acquisition date.


IMPAIRMENT OF LONG-LIVED ASSETS


In the fourth quarter of 1998, the Company recorded asset impairment charges of $9.6 million. The charges principally related to long-lived assets, including goodwill acquired in connection with the 1997 acquisitions of Techne Systems, Inc. and Knights Technology, Inc. The charges were recorded in accordance with Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long Lived Assets." Standard 121 requires that the Company analyze whether the cash flows attributable to an asset support the value assigned to that asset in the financial statements. Where estimated cash flow is not sufficient to recover the asset's net carrying value, a fair value approach is taken towards reassigning a carrying value to the asset.

  During the second half of 1998, the Company did not receive any orders for a new Techne inspection product being developed. Consequently, there were no inspection products in backlog at the end of the year and there was significant uncertainty as to future orders. In light of this, the Company re-evaluated its forecast for such products. The Company expected that it would not be able to recover the carrying value of the long-lived assets related to Techne, and recorded an impairment loss in the fourth quarter of 1998.

  In addition, the Company experienced lower than expected sales of Knights' products, which resulted in an operating loss for Knights in 1998. In light of this, the Company reevaluated its forecast for Knights products. The Company expected that it would not be able to recover the carrying value of the long-lived assets related to Knights, and recorded an impairment loss in the fourth quarter of 1998.

INCOME TAXES


The income tax rate as a percentage of income was 25.0% in 1999. In 1998 and 1997, the income tax rate (benefit) as a percentage of income before income taxes, exclusive of the 1997 charge for non-deductible in-process research and development, was (7.6%) and 21.0%, respectively. The increase in the 1999 income tax provision compared to 1998 reflects the partial release of the valuation allowance recorded against the 1998 net deferred tax assets offset by the valuation allowance recorded against federal and state tax credits generated in 1999. The decrease in the effective tax rate (benefit) in 1998 compared to 1997 was primarily due to the lower percentage impact of tax-exempt investment income and the valuation allowance recorded against the net deferred tax assets. The Company has provided a valuation allowance of $17.5 million against its deferred tax assets at December 31, 1999 due to uncertainties surrounding their realization.


LIQUIDITY AND CAPITAL RESOURCES


The Company's cash, cash equivalents, short-term investments, and restricted cash were $140.9 million at December 31, 1999, an increase of $9.3 million from $131.5 million at December 31, 1998.

  Cash generated by operations was $12.8 million during 1999. This was due to net income excluding depreciation and amortization of $14.2 million and an increase in long term deferred revenue of $1.8 million, offset partially by an increase in net current assets of $2.6 million. Accounts receivable increased by $17.0 million as a result of higher revenues at the end of 1999 compared to the same period in 1998. Accounts payable increased by $6.3 million due to higher production volume at the end of 1999, and income taxes receivable decreased by $10.4 million as a result of income tax refunds received during 1999. Inventories increased by only $0.4 million in the late 1999 production ramp up as the Company benefited from the outsourcing of its subassembly manufacturing in the third quarter of 1999. Prepaid expenses and accrued liabilities used $1.8 million.

  Cash provided by investing activities was $29.9 million due primarily to net maturities of investments of $19.8 million, and restricted cash of $17.7 million that was no longer required to collateralize the construction of the Company's San Jose campus. This was offset partially by an equity investment in, and license agreement with, Cascade Microtech Inc. ("Cascade") for $4.5 million and capital expenditures of $3.1 million.

  Cash provided by financing activities was $5.3 million. This resulted from the sale of common stock of $5.2 million under employee stock plans and additional short-term borrowings of $1.1 million by the Company's Japanese subsidiary, offset by the repurchase of an additional 71,000 shares of the Company's common stock at a cost of $1.0 million.

  The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $5.9 million (denominated in Yen) with two Japanese banks. A $2.0 million standby letter of credit issued by the Company guarantees one of the facilities. As of December 31, 1999, the amount outstanding was $1.6 million (denominated in Yen), renewable quarterly at the current bank interest rate (2.19% at December 31, 1999).

  In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $37.9 million at December 31, 1999, the annual lease payments currently represent approximately $2.3 million, which will increase as the construction funding increases to an estimated total of $55.0 million in the second quarter of 2000. At the end of the lease, the Company has the option to purchase the land and buildings at approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At December 31, 1999, the Company was in compliance with these covenants. In addition, the Company was in compliance with its lease collateral requirements and was not required to collateralize the lease. The Company voluntarily collateralized $37.9 million as of December 31, 1999, which was included in cash and cash equivalents since it can withdraw the cash with 10 days notice. The amount of collateralization will increase as funding increases over the remaining construction period.

  In 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade. In addition, the Company entered into an agreement to license certain technology from Cascade. The purchase price for the equity investment and license was approximately $4.5 million and was paid in cash in July 1999.

  Historically, the Company has generated cash in an amount sufficient to fund its operations. The Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations including capital expenditures for the foreseeable future.


YEAR 2000 UPDATE


Up to February 29, 2000, our operations around the world were fully functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below). Our customer-support operations continue to communicate to us that our customers have not reported any consequential Year 2000 incidents. The number of Year 2000-related telephone calls from customers into our sales and support offices have been much lower than anticipated. At our sites worldwide, we have not experienced any significant Year 2000-related issue that would affect our ability to manufacture, ship, sell or service our products. While we are encouraged by the success of our Year 2000 efforts and that of our customers and partners, we will continue to offer Year 2000 support to customers and monitor our own operations.

  The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize date-sensitive information when the year changed to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 problem.

  The Company has reviewed its own information technology infrastructure for Year 2000 readiness, including reviewing what actions are required to make all software systems Year 2000 ready as well as actions needed to mitigate the risks of Year 2000. Such actions include a review of vendors' contracts, attention to Year 2000 issues in future contracts with vendors and formal communications with suppliers requesting that they certify that their products are Year 2000 ready.


State of Readiness

The Company is actively addressing the Year 2000 issues. The following sections broadly address Year 2000 matters with respect to the Company's (a) information technology systems, (b) suppliers, (c) products, and (d) facilities and infrastructure for Year 2000 readiness assessment.

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


Products

The Company's Year 2000 product testing is complete. The Company used two nationally- and industry-recognized test procedures to verify that the Company's products are Year 2000 ready. They are the YMARK2000 program (NSTL), for PC-based products, and the SEMATECH Year 2000 Readiness Test Scenarios for all products. The Company notified its customers of known risk areas and proposed remediation plans during the fourth quarter of 1998. The Company made Year 2000 upgrades available to customers during the first quarter of 1999, and installed upgrades in the field in 1999. There can be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other Year 2000 ready products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.


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

Costs to Address Year 2000 Issues

The Company identified for its customers the corrective measures that are necessary to ensure that its installed products are Year 2000 ready. In this regard, the Company is incurring, and will continue to incur throughout 2000, various costs to provide customer support regarding Year 2000 issues, and certain of such costs are expected to be borne not by the Company but, instead, to be passed on to the customers. The full cost of these activities, including corrective measures, is not fully known. However, costs incurred to date have not been material and the Company believes that the potential future financial impact of assuring such Year 2000 readiness will not be material. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the efforts described in this section. Since the efforts described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company or its suppliers, the product integrity of products provided to the Company by suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected.


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


Euro

The Company has established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The Company believes it met the related legal requirements in effect as of January 1, and will continue to meet the legal requirements through the transition period. The Company does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange activities or will result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of operations.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION


The statements contained in this Form 10-K which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements in this document include statements in Item 1 hereof under the headings "Overview" regarding the Company's strategy to move to become a process management tool provider; "Company Strategy" with respect to the Company's expectations regarding continued emphasis on research and strengthening of customer relationships and the Company's intentions regarding broadening existing product lines; "Manufacturing and Suppliers" regarding the effect of outsourcing certain of our operations to Sanmina and "Backlog" regarding backlog. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward looking-statement or statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The following important factors, as well as those set forth in the previous discussion in Item 1 hereof, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the Company's actual consolidated operating results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Semiconductor Industry Downturns Adversely Affect Electroglas Revenues and Operating Results. The Company's business largely depends on capital expenditures by semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The industry recently had an overcapacity situation which began during the period between 1995 and 1997 when a significant number of new or expanded fabs were brought into production, creating a significant over capacity and declining prices for devices, especially DRAM. These events caused certain semiconductor manufacturers to postpone or cancel equipment deliveries to previously planned expansions or new fab construction projects which, in turn, resulted, according to an industry analyst, in a 29% decline in the worldwide sales of semiconductor capital equipment in 1998. In 1999, the worldwide semiconductor industry recovered from its prolonged downturn growing 18.9% as companies ramped up production and capacity utilization. This, in turn, drove a 12.1% increase in the semiconductor equipment market. There can be no assurance that the semiconductor industry will not again experience downturns or slowdowns in the future, which would likely materially and adversely affect the Company's business and operating results. In addition, the need to invest in the engineering, research and development and marketing required to penetrate targeted foreign markets and maintain extensive customer service and support capabilities limits the Company's ability to reduce expenses during such downturns.

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

Dependence on New Products and Processes. Electroglas believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and manufacture new products, particularly those related to implementation of the Company's strategy to become a process management tool provider. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new products, that the Company will be able to develop and introduce new products in a timely manner; enhance its existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which the Company is developing new products or expects to sell current products, such as the market for 300 mm wafer probers and markets related to the growth in the use of flip chips, will develop sufficiently. To develop new products successfully, the Company depends on close relationships with its customers and the willingness of those customers to share information with the Company. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position and results of operations.

Dependence on Principal Customers. For the years ended December 31, 1999, 1998 and 1997, five of the Company's customers accounted for 52%, 38% and 33%, respectively, of its net sales. In 1999, one customer accounted for 19% of net sales and another customer accounted for 14% of net sales. No single customer accounted for more than 10% of net sales in 1998 and 1997. If one or more of the Company's major customers ceased or significantly curtailed its purchases, it would likely have a material adverse effect on the Company's results of operations.

Highly Competitive Industry. Electroglas faces substantial competition from established competitors, some of which, in particular Tokyo Electron Limited ("TEL") and Tokyo Seimitsu ("TSK"), are larger companies that have greater financial, engineering and manufacturing resources than the Company and have larger service organizations and long-standing customer relationships. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect the Company results of operations. Although the Company believes it has certain technological and other advantages over its competitors, maintaining and capitalizing on these advantages will require the Company to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make these investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. See "Business--Competition."

Japanese Market Segment and Japanese Competition. Electroglas believes that competing Japanese companies have a competitive advantage because they dominate the Japanese market segment (comprised of semiconductor fabrication facilities located in Japan and those located outside Japan which are controlled by Japanese companies). Electroglas has found it difficult to penetrate the large and technically advanced Japanese market, which represents a substantial percentage of the worldwide wafer prober market. In particular, TEL, a large supplier of wafer probers and other semiconductor capital equipment in Japan, dominates the Japanese market segment for wafer probers. TEL's dominance of the Japanese market segment and its position as a large supplier of wafer probers worldwide provide it with a sales and technology base that enables it to compete throughout the rest of the world. Another Japanese company, TSK, is also a large supplier of wafer probers in the Japanese market segment. See
"Business - Competition."

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

Dependence on Certain Suppliers. Electroglas obtains certain of the components and subassemblies for its systems from a single source or a limited group of suppliers, most notably Sanmina Corporation ("Sanmina") supplies many of the subassemblies used in the Company's products. In addition, Cognex Corporation ("Cognex") supplies all of the machine vision processor systems used in the Company's products. The partial or complete loss of Sanmina, Cognex, or certain other limited source suppliers could adversely affect the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations.

International Operations. International sales accounted for 38%, 43% and 43% of the Company's net sales for 1999, 1998 and 1997, respectively. The Company expects international sales to continue to represent a significant percentage of net sales. A number of factors may adversely affect the Company's international sales and operations, including the imposition of governmental controls, fluctuations in the U.S. dollar, which could increase the foreign sales prices of the Company's products in local currencies, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations. Although these and similar regulatory, geopolitical and global economic factors have not yet had a material adverse effect on the Company's operations, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

Dependence on Key Employees. The future success of Electroglas partly depends on its ability to retain key personnel. The Company also needs to attract additional skilled personnel in all areas of its business to grow. While many of the Company's current employees have many years of service with Electroglas, there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.

Acquisitions. The Company may pursue acquisitions of complementary product lines, technologies or businesses, such as the acquisitions of Knights and Techne in May and December 1997, respectively. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability. In 1998, the Company recorded asset impairment charges of $9.6 million. The charges related principally to acquired goodwill and other intangible assets in connection with the Knights and Techne acquisitions. The Company may experience similar charges related to future acquisitions. Current or future acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurances as to the effect thereof of these, or future, acquisitions on the Company's business or operating results.

Environmental Matters. The Company has been performing environmental remediation activities on its leased property in Santa Clara, California, in cooperation with the California Regional Water Quality Board. In 1997, the Company accrued $1.6 million, which was the Company's best estimate of its obligation and has since incurred actual costs of $0.8 million. During 1999, the Company reevaluated the on-going remediation efforts and determined its remaining liability to be approximately $0.1 million. As a result, the Company reduced accrued environmental remediation expenses by $0.7 million in 1999, which was included in the statement of operations as a reduction of selling, general and administrative expenses. It is possible that the Company's recorded estimate of its obligations may change in the near term due to unexpected additional environmental remediation expenses in the event the current remediation efforts need to be expanded or ongoing investigation reveals additional contamination.

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

Antitakeover Provisions. The Company's Shareholders Rights Plan, certain provisions of the Company's Certificate of Incorporation and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of Electroglas. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of Electroglas Common Stock. Such provisions may also inhibit fluctuations in the market price of Electroglas Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control of Electroglas. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. The Company has no current plans to issue any Preferred Stock.

Effect Of New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It establishes accounting and reporting standards for derivative instruments including stand alone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives, such as conversion options contained in convertible debt investments and requires that these instruments be marked-to-market on an ongoing basis. The Company is required to adopt Statement 133, as amended by Statement No. 137, "Deferral of Effective Date of FASB Statement No. 133," for the year ending December 2001. Because of the Company's minimal use of derivatives, management does not expect that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change, if any, in its revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended March 31, 2000. The change in accounting policy may result in a cumulative adjustment in the first quarter of 2000 to reflect the deferral of revenue for shipments previously reported as revenue, which had not been accepted by customers as of December 31, 1999. The Company is still in the process of assessing the impact of SAB 101 on its financial statements, however it believes that it may require a portion of its year 2000 revenues to be deferred. While SAB 101 would not affect the fundamental aspects of the Company's operations as measured by its shipments and cash flows, implementation of SAB 101 could have a material adverse effect on its reported results of operations for fiscal 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS



Interest Rate Risk

At December 31, 1999, the Company's cash equivalents and short-term investments consisted primarily of fixed income securities. The Company maintains a strict investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.

(dollars in thousands)                  2000        2001       Total  Fair value
--------------------------------------------------------------------------------
Cash equivalents
   Fixed rate                       $ 55,909    $     --    $ 55,909    $ 55,909
   Average                             5.47%          --       5.47%          --
Short-term investments
   Fixed rate                       $ 65,192    $ 10,999    $ 76,191    $ 76,127
   Average rate                        5.48%       6.15%       5.58%          --
Preferred stock
   Fixed rate                       $  4,000    $     --    $  4,000    $  4,000
   Average rate                        6.30%          --       6.30%          --
Total Investment Securities
   Fixed rate                       $125,101    $ 10,999    $136,100    $136,036
   Average rate                        5.50%       6.15%       5.55%          --



Foreign Currency Exchange Rate Risk

The current foreign exchange exposure in all international operations is deemed to be immaterial. The Company believes the impact of a 10% change in exchange rates would not be material to the Company's financial condition and results of operations. Accordingly, the Company does not use derivative financial instruments to hedge its current foreign exchange exposure. See Note 1 - Summary of Significant Accounting Policies, Foreign Currency Accounting.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule             Pages
--------------------------------------------------------------------------------


CONSOLIDATED FINANCIAL STATEMENTS:


Consolidated Statements of Operations --
  Years Ended December 31, 1999, 1998 and 1997 ............................   27

Consolidated Balance Sheets -- December 31, 1999 and 1998..................   28

Consolidated Statements of Stockholders' Equity --
  Years Ended December 31, 1999, 1998 and 1997 ............................   29

Consolidated Statements of Cash Flows --
  Years Ended December 31, 1999, 1998 and 1997 ............................   30

Notes to Consolidated Financial Statements ................................   31

Report of Ernst & Young LLP, Independent Auditors .........................   46



FINANCIAL STATEMENT SCHEDULE:


   Schedule II -- Consolidated Valuation and Qualifying Accounts --
     Years Ended December 31, 1999, 1998 and 1997 .........................   47

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
Years Ended December 31,                            1999        1998        1997
--------------------------------------------------------------------------------
Net sales                                       $126,695    $101,599    $150,035
Cost of sales                                     68,900      67,875      86,409
                                                --------------------------------

Gross profit                                      57,795      33,724      63,626
                                                --------------------------------
Operating expenses:
   Engineering, research and development          26,865      30,538      21,897
   Selling, general and administrative            29,667      33,334      32,532
   In-process research and development                --          --      27,029
   Impairment of long-lived assets                    --       9,578          --
                                                --------------------------------

Total operating expenses                          56,532      73,450      81,458
                                                --------------------------------
Operating income (loss)                            1,263     (39,726)    (17,832)
Interest income                                    6,347       5,580       5,207
Other income (expense), net                         (176)        (53)       (363)
                                                --------------------------------

Income (loss) before income taxes                  7,434     (34,199)    (12,988)
Provision (benefit) for income taxes               1,858      (2,614)      2,949
                                                --------------------------------

Net income (loss)                               $  5,576    $(31,585)   $(15,937)
                                                ================================

Basic net income (loss) per share               $   0.28    $ (1.62)    $  (0.86)
                                                ================================

Diluted net income (loss) per share             $   0.27    $ (1.62)    $  (0.86)
                                                ================================
Shares used in basic calculations                 19,591      19,437      18,460
                                                ================================

Shares used in diluted calculations               20,278      19,437      18,460
                                                ================================



See the accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
December 31,                                                    1999        1998
--------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                $ 60,732    $ 12,966
   Short-term investments                                     80,127     100,858
   Accounts receivable, net of allowance for
     doubtful accounts of $459 in 1999 and $448 in 1998       28,992      11,945
   Inventories                                                14,867      14,428
   Prepaid expenses and other assets                           2,926       2,050
   Income taxes receivable                                     1,020      10,860
                                                            --------------------

     Total current assets                                    188,664     153,107
Restricted cash                                                   --      17,712
Equipment and leasehold improvements, net                      8,193      11,768
Other assets                                                   5,334       1,654
                                                            --------------------

Total assets                                                $202,191    $184,241
                                                            ====================



Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings                                    $  1,624    $    566
   Accounts payable                                            9,074       2,738
   Accrued liabilities                                        12,235      13,160
                                                            --------------------

     Total current liabilities                                22,933      16,464
Non-current liabilities                                        1,920         110
Commitments and contingencies (Note 13)
Stockholders' equity:
   Preferred stock, $0.01 par value;
     authorized 1,000; none outstanding                           --          --
   Common stock, $0.01 par value;
     authorized 40,000; 20,241 issued and
     outstanding at December 31, 1999,
     and 19,860 at December 31, 1998                             202         199
   Additional paid-in capital                                136,672     130,927
   Deferred stock compensation                                  (393)       (688)
   Retained earnings                                          43,754      38,178
   Accumulated other comprehensive loss                         (601)       (128)
                                                            --------------------

                                                             179,634     168,488
   Less cost of common stock in treasury;
     155 shares at December 31, 1999 and
     62 shares at December 31, 1998                            2,296         821
                                                            --------------------

     Total stockholders' equity                              177,338     167,667
                                                            --------------------
Total liabilities and stockholders' equity                  $202,191    $184,241
                                                            ====================



See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                   Additional  Deferred             Accumulated other   Treasury          Total
                                     Common Stock   Paid-in     Stock      Retained  Comprehensive       Stock        Stockholders'
(In thousands)                     Shares   Amount  Capital  Compensation  Earnings  Income(loss)   Shares   Amount      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997         18,203  $ 182  $ 89,923   $ (1,278)     $ 94,673    $ (98)        (674)  $ (9,751)  $ 173,651
Net loss                               --     --        --         --       (15,937)      --           --         --     (15,937)
Net unrealized losses on
   investments                         --     --        --         --            --      (69)          --         --         (69)
Net translation adjustments            --     --        --         --            --      135           --         --         135
                                                                                                                       ----------
Total comprehensive loss                                                                                                 (15,871)
                                                                                                                       ----------
Amortization of deferred
   compensation                        --     --        --        295            --       --           --         --         295
Issuance of common stock under
   employee stock plans               588      6     6,286         --            --       --           --         --       6,292
Purchase of treasury stock             --     --        --         --            --       --         (126)    (2,041)     (2,041)
Tax benefit of stock option
   exercises                           --     --     3,337         --            --       --           --         --       3,337
Common stock issued for
   businesses acquired              1,752     17    34,054         --            --       --           --         --      34,071
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       20,543    205   133,600       (983)       78,736      (32)        (800)   (11,792)    199,734
Net loss                               --     --        --         --       (31,585)      --           --         --     (31,585)
Net unrealized gains on
   investments                         --     --        --         --            --      217           --         --         217
Net translation adjustments            --     --        --         --            --     (313)          --         --        (313)
                                                                                                                       ----------
Total comprehensive loss                                                                                                 (31,681)
                                                                                                                       ----------
Amortization of deferred
   compensation                        --     --        --        295            --       --           --         --         295
Issuance of common stock under
   employee stock plans               317      4     3,407         --            --       --           --         --       3,411
Purchase of treasury stock             --     --        --         --            --       --         (262)    (4,092)     (4,092)
Retirement of treasury stock       (1,000)   (10)   (6,080)        --        (8,973)      --        1,000     15,063          --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       19,860    199   130,927       (688)       38,178     (128)         (62)      (821)    167,667
Net income                             --     --        --         --         5,576       --           --         --       5,576
Net unrealized losses on
   investments                         --     --        --         --            --     (350)          --         --        (350)
Net translation adjustments            --     --        --         --            --     (123)          --         --        (123)
                                                                                                                       ----------
Total comprehensive income                                                                                                 5,103
                                                                                                                       ----------
Amortization of deferred
   compensation                        --     --        --        295            --       --           --         --         295
Issuance of common stock under
   employee stock plans               381      3     5,230         --            --       --           --         --       5,233
Tax benefit of stock option
   exercises                           --     --       515         --            --       --           --         --         515
Purchase of treasury stock             --     --        --         --            --       --          (71)    (1,029)     (1,029)
Settlement of escrow shares            --     --        --         --            --       --          (22)      (446)       (446)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       20,241  $ 202 $ 136,672     $ (393)     $ 43,754   $ (601)        (155)  $ (2,296)  $ 177,338
------------------------------------------------------------------------------------------------------------------------------------

See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Years Ended December 31,                            1999        1998        1997
--------------------------------------------------------------------------------


Cash flows from operating activities
Net income (loss)                               $  5,576    $(31,585)   $(15,937)
Adjustments to reconcile net income (loss) to
  net cash provided by operating
  activities:
     Depreciation                                  6,903       6,920       5,165
     Amortization                                  1,676       3,903       2,813
     Write-off of in-process research and
       development                                    --          --      27,029
     Impairment of long-lived assets                  --       9,578          --
     Loss (gain) on disposal of fixed assets        (603)        744          46
     Deferred income taxes                            (3)      5,167       1,997
     Deferred revenue -- non current               1,813          --          --
     Changes in current assets and liabilities
        net of effects from acquisitions:
          Accounts receivable                    (17,047)     23,907     (17,953)
          Inventories                               (439)     11,604        (973)
          Prepaid expenses and other current
            assets                                  (876)     (1,051)        336
          Accounts payable                         6,336      (4,686)      2,092
          Accrued liabilities                       (925)     (4,885)     (4,212)
          Income taxes receivable/payable         10,355      (7,282)      5,981
                                                --------------------------------
Cash provided by operating activities             12,766      12,334       6,384
                                                --------------------------------
Cash flows from investing activities
Capital expenditures                              (3,148)     (2,989)    (10,697)
Purchases of investments, available-for-sale    (223,957)   (299,989)   (193,692)
Maturities of investments, available-for-sale    243,747     303,104     206,126
Acquisitions, net of cash acquired                    --          --        (516)
Decrease (increase) in restricted cash            17,712     (17,712)         --
Investment in, and license with Cascade
  Microtech                                       (4,530)         --          --
Other assets                                          60        (439)       (257)
                                                --------------------------------
Cash provided by (used in) investing
  activities                                      29,884     (18,025)        964
                                                --------------------------------
Cash flows from financing activities
Net proceeds (payments) from short-term
  borrowings                                       1,058        (594)     (2,624)
Sales of common stock                              5,233       3,411       6,292
Purchases of treasury stock                       (1,029)     (4,092)     (2,041)
                                                --------------------------------
Cash provided by (used in) financing
  activities                                       5,262      (1,275)      1,627
                                                --------------------------------
Effect of exchange rate changes                     (146)       (327)        143
                                                --------------------------------
Net increase (decrease) in cash and cash
  equivalents                                     47,766      (7,293)      9,118
Cash and cash equivalents at beginning of year    12,966      20,259      11,141
                                                --------------------------------
Cash and cash equivalents at end of year        $ 60,732    $ 12,966    $ 20,259
                                                --------------------------------
Supplemental cash flow disclosure:
   Cash paid (received) during the year for
     income taxes                               $ (8,449)   $    530    $ (5,062)
Other noncash changes:
   Income tax benefits from employee stock
     plans                                      $    515    $     --    $  3,337


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

  The Company may enter into licenses to provide software to customers for a period of time, during which the customer, for a single fee, is entitled to receive unspecified products as well as maintenance and support until the end of the contract term. For these contracts, total contract revenue is recognized on a straight-line basis over the contract period.

Postcontract Customer Support: Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Accounting: The U.S. dollar is the functional currency for all foreign operations, excluding Japan. Losses that resulted from the process of remeasuring foreign currency financial statements into U.S. dollars were $0.1 million, $0 million and $0.6 million in 1999, 1998 and 1997, respectively, and are included in operations.

  The Japanese Yen is the functional currency for the Company's Japanese subsidiary. Translation gains or losses related to the Japanese subsidiary are included as a component of stockholders' equity and comprehensive income.

Net Income (Loss) Per Share: The following table sets forth the computation of basic and diluted net income (loss) per share:

(in thousands, except per share data)
Years Ended December 31,                            1999        1998        1997
--------------------------------------------------------------------------------

Numerator:
   Net income (loss)                            $  5,576    $(31,585)   $(15,937)
Denominator:
   Denominator for basic income (loss)
     per share--weighted average shares           19,591      19,437      18,460
   Effect of dilutive securities:
     Employee stock options                          467          --          --
     Contingently issued shares                      220          --          --
                                                --------------------------------
   Dilutive potential common shares                  687          --          --
     Denominator for diluted income
        (loss) per share--adjusted
        weighted average shares
          and assumed conversions                 20,278      19,437      18,460
                                                --------------------------------

Basic net income (loss) per share               $   0.28    $ (1.62)    $ (0.86)
Diluted net income (loss) per share             $   0.27    $ (1.62)    $ (0.86)
                                                --------------------------------


  Options to purchase 2,432,000 and 2,302,000 shares of common stock and 100,000 and 100,000 shares of restricted common stock were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of diluted loss per share for 1998 and 1997 as the effect would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with prior acquisitions, 164,000 and 255,000 shares of common stock were in escrow as of December 31, 1998 and 1997, respectively. These shares were subject to certain representations and warranties, and were not included in the computation of diluted net loss per share for 1998 and 1997 as the effect would be antidilutive.

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

Effect Of New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It establishes accounting and reporting standards for derivative instruments including stand alone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives, such as conversion options contained in convertible debt investments and requires that these instruments be marked-to-market on an ongoing basis. The Company is required to adopt Statement 133, as amended by Statement No. 137, "Deferral of Effective Date of FASB Statement No. 133," for the year ending December 2001. Because of the Company's minimal use of derivatives, management does not expect that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change, if any, in its revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended March 31, 2000. The change in accounting policy may result in a cumulative adjustment in the first quarter of 2000 to reflect the deferral of revenue for shipments previously reported as revenue, which had not been accepted by customers as of December 31, 1999. The Company is still in the process of assessing the impact of SAB 101 on its financial statements, however it believes that it may require a portion of its year 2000 revenues to be deferred. While SAB 101 would not affect the fundamental aspects of the Company's operations as measured by its shipments and cash flows, implementation of SAB 101 could have a material adverse effect on its reported results of operations for fiscal 2000.


NOTE 2. ACQUISITIONS


On May 19, 1997, the Company acquired Knights, a Sunnyvale, California based developer of yield management software for the semiconductor industry, for the following amounts:

(dollars in thousands)
--------------------------------------------------------------------------------
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
                                                                         -------

                                                                         $31,800
                                                                         =======


On December 19, 1997, the Company acquired all of the outstanding shares of common stock of Techne, an Albany, Oregon based manufacturer of back-end wafer inspection equipment for the following amounts:

(dollars in thousands)
--------------------------------------------------------------------------------
Cash                                                                      $1,500
Common stock issued, 400,000 shares                                        4,340
Acquisition costs                                                            400
                                                                          ------

                                                                          $6,240
                                                                          ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Knights and Techne acquisitions were recorded under the purchase method of accounting and accordingly, results of operations of Knights and Techne are included in the accompanying consolidated financial statements subsequent to the date of the acquisitions. The purchase prices have been allocated, based on independent appraisals obtained by the Company, to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows:

(in thousands)                                              Knights      Techne
-------------------------------------------------------------------------------
Cash                                                       $    973    $     11
Other current assets                                          1,220       3,685
Non-current assets                                              712          49
Intangibles                                                   7,720       3,697
Liabilities                                                  (2,325)     (4,731)
In-process research and development                          23,500       3,529
                                                           --------------------

                                                           $ 31,800    $  6,240
                                                           ====================


To determine the value of in-process research and development of the acquired businesses, the Company considered, among other factors, the stage of development of each project, expected income, target markets, and associated risks. Associated risks included inherent difficulties and uncertainties in completing the projects and, thereby, achieving technical feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in a valuation for in-process research and development that had not reached technical feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, $23.5 million and $3.5 million was expensed in 1997 related to the Knights and Techne acquisitions, respectively.

  Intangible assets on the Knights acquisition relate primarily to developed technology and goodwill. Intangible assets on the Techne acquisition relate principally to developed technology. To determine the value of developed technology, the expected future cash flows of each product was discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessment of the life cycle stage of each product. This analysis resulted in a valuation for completed products that had reached technological feasibility and, therefore, was capitalizable. Intangible assets are amortized on a straight-line basis over estimated useful lives ranging from three to five years.

  The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for in-process research and development, as if the acquisitions of Knights and Techne had occurred at the beginning of 1997 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of 1997 or of results which may occur in the future.

(in thousands, except per share data)
Year ended December 31,                                                     1997
--------------------------------------------------------------------------------
Net sales                                                               $152,438
Net income                                                              $  8,959
Basic net income per share                                              $   0.49
Diluted net income per share                                            $   0.47
                                                                        --------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS


In 1998, the Company recorded asset impairment charges of $9.6 million. The charges principally related to long-lived assets, including goodwill acquired in connection with the 1997 acquisitions of Techne and Knights. The charges were recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets." Statement 121 requires that the Company analyze whether the cash flows attributable to an asset support the value assigned to that asset in the financial statements. Where estimated cash flow is not sufficient to recover the asset's net carrying value, a fair value approach is taken towards reassigning a carrying value to the asset.

  During the second half of 1998, the Company did not receive any orders for a new Techne inspection product being developed. Consequently, there were no inspection products in backlog at the end of the year and there was significant uncertainty as to future orders. In light of this, the Company re-evaluated its forecast for such products. The Company expected that it would not be able to recover the carrying value of the long-lived assets related to Techne, and recorded an impairment loss in the fourth quarter of 1998.

  In addition, the Company experienced lower than expected sales of Knights' products, which resulted in an operating loss for Knights in 1998. In light of this, the Company re-evaluated its forecast for Knights products. The Company expected that it would not be able to recover the carrying value of the long-lived assets related to Knights, and recorded an impairment loss in the fourth quarter of 1998.


NOTE 4. FINANCIAL INSTRUMENTS


Concentration Of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents, short-term investments and trade receivables.

  The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt and equity instruments and collateralized funds of U.S. and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

  The Company sells its systems to semiconductor manufacturers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit, whenever deemed necessary. The write-off of uncollectable amounts has been insignificant. Accounts receivable from customers in Asia were $4.6 million and $2.5 million at December 31, 1999 and 1998, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments:  The following is a summary of the Company's investments:

                                                           Gross       Gross   Estimated
(in thousands)                             Amortized  Unrealized  Unrealized        Fair
Available-for-Sale at December 31, 1999:        Cost       Gains      Losses       Value
----------------------------------------------------------------------------------------
Municipal bonds                             $  4,024    $     --    $     --    $  4,024
Preferred stock                                4,000          --          --       4,000
Floating rate notes                           72,167         101        (165)     72,103
                                            --------------------------------------------
                                            $ 80,191    $    101    $   (165)   $ 80,127
                                            --------------------------------------------


                                                           Gross       Gross   Estimated
(in thousands)                             Amortized  Unrealized  Unrealized        Fair
Available-for-Sale at December 31, 1998:        Cost       Gains      Losses       Value
-----------------------------------------------------------------------------------------
Municipal bonds                             $ 54,548    $    326    $    (41)   $ 54,833
Preferred stock                               16,750          --          --      16,750
Floating rate notes                           29,274           4          (3)     29,275
                                            --------------------------------------------
                                            $100,572    $    330    $    (44)   $100,858
                                            --------------------------------------------


The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity:

(in thousands)                                             Amortized   Estimated
Available-for-Sale at December 31, 1999:                        Cost  Fair Value
--------------------------------------------------------------------------------
Amounts maturing within one year                            $ 48,248    $ 48,317
Amounts maturing after one year, within five years            31,943      31,810
                                                            --------------------
                                                            $ 80,191    $ 80,127
                                                            --------------------



NOTE 5. INVENTORIES


The following is a summary of inventories by major category:

(in thousands)
At December 31,                                                 1999        1998
--------------------------------------------------------------------------------
Raw materials                                               $  4,686    $  4,502
Work in process                                                6,986       5,948
Finished goods                                                 3,195       3,978
                                                            --------------------
                                                            $ 14,867    $ 14,428
                                                            --------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS


The following is a summary of equipment and leasehold improvements by major category:

(in thousands)
At December 31,                                                 1999        1998
--------------------------------------------------------------------------------
Equipment                                                   $ 17,475    $ 17,241
Leasehold improvements                                         8,373       8,303
Office furniture and equipment                                12,108      10,731
                                                            --------------------
                                                              37,956      36,275
Accumulated depreciation and amortization                    (29,763)    (24,507)
                                                            --------------------
                                                            $  8,193    $ 11,768
                                                            --------------------



NOTE 7. INVESTMENT IN CASCADE MICROTECH


In the second quarter of 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (Cascade). The investment represented less than a 10% equity interest in Cascade. In addition, the Company entered into an agreement to license certain technology from Cascade. The purchase price for the equity investment and license was approximately $4.5 million.


NOTE 8. ACCRUED LIABILITIES


The following is a summary of accrued liabilities:

(in thousands)
At December 31,                                                 1999        1998
--------------------------------------------------------------------------------
Salaries and benefits                                       $  4,005    $  3,943
Warranty reserves                                              2,410       2,991
Customer advance payments                                        576         519
Deferred revenue                                               3,158       2,594
Environmental remediation costs (note 13)                         53         785
Other                                                          2,033       2,328
                                                            --------------------
                                                            $ 12,235    $ 13,160
                                                            --------------------



NOTE 9. SHORT-TERM BORROWINGS


The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $5.9 million (denominated in Yen) with two Japanese banks. A $2.0 million standby letter of credit issued by the Company guarantees one of the facilities. As of December 31, 1999, the amount outstanding was $1.6 million (denominated in Yen), renewable quarterly at the current bank interest rate (2.19% at December 31, 1999).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10. STOCKHOLDERS' EQUITY


Preferred Stock: The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 1,000,000 shares of preferred stock from time to time in one or more series with such designation, rights preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights and voting rights, all without the approval of the holders of common stock.

Rights Agreement: On February 9, 1999, the Company amended its Shareholder Rights Plan (Rights Agreement) that was adopted on November 19, 1997. Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of Common Stock owned by the Company's stockholders of record on December 5, 1997. The rights expire on December 4, 2007 unless extended or earlier redeemed or exchanged by the Company.

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

Escrow Shares: In connection with the Knights acquisition in May 1997, 131,000 shares of common stock were placed into escrow subject to certain representations and warranties. In 1999, the Company reached a final settlement with Knights' shareholders, in which 22,000 shares of the Company's common stock at a cost of $0.4 million were returned to the Company and placed into Treasury. The remaining escrow shares were released to Knights' shareholders.

Stock Repurchase Program: On March 14, 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. The Company completed the repurchase program in early 1998 and retired the 1,000,000 shares of its common stock held in treasury at a cost of $15.1 million. On May 19, 1998, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's stock beyond the initial program to reduce the dilution resulting from its employee stock option and stock purchase plans. The Company purchased 71,000 shares of common stock at a cost of $1.0 million and 62,000 shares of common stock at a cost of $0.8 million, in 1999 and 1998, respectively.

Stock Option Plans: In August 1997, the Company's stockholders approved the 1997 Stock Incentive Plan (1997 Plan) replacing the 1993 Long Term Stock Incentive plan (1993 Plan). Under the 1997 and 1993 Plans, 750,000 and 3,000,000 shares, respectively, have been reserved for issuance to eligible employees and to provide for certain automatic grants of stock options to non-employee directors. During 1998 and 1999, the Company's stockholders approved amendments to the 1997 Plan to increase the number of shares reserved for issuance from 750,000 to 1,050,000 and 1,050,000 to 1,350,000, respectively. Options under these plans are granted at fair market value, expire ten years from the date of grant, and generally vest in quarterly installments, commencing one year from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity and related information:


                                               1999              1998              1997
                                         ----------------  ----------------  ---------------
                                                 Weighted          Weighted          Weighted
                                                  Average           Average           Average
(share amounts in thousands)                     Exercise          Exercise          Exercise
Years Ended December 31,                 Options   Price   Options   Price   Options   Price
---------------------------------------------------------------------------------------------
Outstanding-beginning of year              2,432  $ 15.15    2,302  $ 15.70    1,710  $ 13.69
Granted                                      669    16.71      591    13.48    1,149    16.49
Exercised                                   (262)   14.27     (142)   10.41     (482)   10.17
Cancelled                                   (232)   16.67     (319)   18.12      (75)   17.60
                                           ---------------------------------------------------
Outstanding-end of year                    2,607  $ 15.50    2,432  $ 15.15    2,302  $ 15.70
                                           ---------------------------------------------------


The following table summarizes information about outstanding options at December 31, 1999:

                                               Options Outstanding        Options Exercisable
                                        --------------------------------  --------------------
                                                    Weighted
                                                     Average    Weighted              Weighted
                                                    Remaining    Average               Average
(in thousands, except per share data)               Contractual Exercise              Exercise
Range of Exercise Prices                Outstanding   Life        Price   Exercisable    Price
----------------------------------------------------------------------------------------------
   $2.06 - $14.25                         1,212       6.49      $ 13.28       764      $ 13.53
   $14.26 - $17.50                          900       7.16      $ 15.82       350       $16.01
   $17.51 - $34.25                          495       8.08      $ 20.39       133      $ 20.95
                                          ----------------------------------------------------
                                          2,607                             1,247
                                          ----------------------------------------------------


In addition, the Company issued 100,000 shares of restricted stock in April 1996 under the 1993 Long Term Stock Incentive Plan. The Company recorded a deferred compensation charge equal to the fair value of the restricted stock at the time of issuance of $1.4 million. The deferred compensation charge is being amortized over the five-year vesting period.

Employee Stock Purchase Plan (ESPP): In May 1998, the Company's stockholders approved the 1998 Employee Stock Purchase Plan replacing the 1993 Employee Stock Purchase Plan that expired in June 1998. Both plans provide that eligible employees may purchase stock at 85% of its fair value on specified dates through payroll deductions. Under the new plan, 500,000 shares were reserved for issuance. The Company sold 119,000 shares, 175,000 shares and 106,000 shares to employees in 1999, 1998 and 1997, respectively.

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

                                           Options                     ESPP
                                   ---------------------     -----------------------
                                    1999    1998   1997       1999     1998    1997
------------------------------------------------------------------------------------
Expected dividend yield             0.0%     0.0%   0.0%       0.0%    0.0%     0.0%
Expected stock price volatility    54.0%    55.0%  51.0%      54.0%   55.0%    51.0%
Risk-free interest rate             6.5%     4.6%   5.6%       5.6%    4.6%     5.5%
Expected life (years)               4.0      4.0    4.0        0.5     0.5      0.5

  For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

(in thousands, except per share amounts)                 1999        1998        1997
-------------------------------------------------------------------------------------
Net income (loss) -- as reported                       $5,576   $(31,585)   $(15,937)
Net income (loss) -- pro forma                          1,687    (37,163)    (20,308)
                                                       ------------------------------
Basic net income (loss) per share -- as reported         0.28      (1.62)      (0.86)
Basic net income (loss) per share -- pro forma           0.09      (1.91)      (1.10)
                                                       ------------------------------
Diluted net income (loss) per share -- as reported       0.27      (1.62)      (0.86)
Diluted net income (loss) per share -- pro forma         0.08      (1.91)      (1.10)
                                                       ------------------------------


FAS No. 123 is effective for stock-based awards granted by the Company commencing January 1, 1995. All stock-based awards granted before January 1, 1995 have not been valued and no pro forma compensation expense has been recognized.

  The weighted average fair value of options and stock purchase rights granted during 1999 were $8.49 and $4.61, respectively.

Incentive Plans: The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its United States-resident employees. The Board of Directors determines annually a formula for setting aside amounts into a profit sharing pool based upon performance targets. The amounts set aside are used to pay bonuses to employees. The charge to operations for these plans during 1999, 1998 and 1997 was $0.5 million, $0.7 million and $1.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)
Years Ended December 31,                            1999        1998        1997
--------------------------------------------------------------------------------
Federal:
   Current                                        $1,108     $(7,808)     $  631
   Deferred                                           --       3,097       1,053
                                                  ------------------------------
                                                   1,108      (4,711)      1,684
State:
   Current                                            25         (39)        (92)
   Deferred                                           --       1,960         609
                                                  ------------------------------
                                                      25       1,921         517
Foreign:
   Current                                           728          66         748
   Deferred                                           (3)        110          --
                                                  ------------------------------
                                                     725         176         748
                                                  ------------------------------
Total provision (benefit) for income taxes        $1,858     $(2,614)     $2,949
                                                  ==============================


The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan reduce taxes currently payable for 1999, 1998 and 1997, as shown above by $0.5 million, $0 million and $3.3 million respectively. Such benefits are credited to additional paid in capital when realized.

  The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense (benefit) is as follows:

(in thousands except percentages)               1999                       1998                      1997
                                        ---------------------      ---------------------      ---------------------
Years Ended December 31,                Amount        Percent      Amount        Percent      Amount        Percent
-------------------------------------------------------------------------------------------------------------------
Tax computed at U.S. statutory rate    $  2,602         35.0%     $(11,969)       (35.0)%    $ (4,545)       (35.0)%
State income taxes
   (net of federal benefit)                  16          0.2         1,249          3.7           335          2.6
Tax exempt investment income               (295)        (4.0)       (1,227)        (3.6)       (1,312)       (10.1)
Research and development credit              --           --            --           --        (1,646)       (12.6)
Foreign taxes                               671          9.0           448          1.3           266          2.0
In-process research
   and development                           --           --            --           --         9,460         72.8
Nondeductible goodwill                     (156)        (2.1)        1,313          3.8           188          1.4
Alternative minimum tax                   1,126         15.2            --           --            --           --
Valuation allowance                      (2,148)       (28.9)        8,070         23.6            --           --
Other                                        42          0.6          (498)        (1.4)          203          1.6
                                       ----------------------------------------------------------------------------
Provision (benefit)
   for income taxes                      $1,858         25.0%      $(2,614)        (7.6%)      $2,949         22.7%
                                       ============================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Significant components of the Company's deferred tax accounts are as follows:

(in thousands)
Years Ended December 31,                                       1999        1998
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Intangible assets                                         $(3,297)    $(1,753)
                                                            --------------------
Deferred tax assets:
   Warranty reserves                                             850       1,035
   Inventories                                                 2,722       3,023
   Depreciable assets                                          3,356       1,599
   Deferred revenue                                            2,207         738
   Net operating losses                                        1,245       3,710
   Tax credit carryforwards                                    8,793       5,758
   Other                                                       1,479       2,707
                                                            --------------------

     Total deferred tax assets                               $20,652     $18,570
     Less:  Valuation allowance                              (17,462)    (16,927)
                                                            --------------------

Net deferred tax assets (liabilities)                        $  (107)    $  (110)
                                                            --------------------


Realization of the deferred tax assets is dependent on future taxable income, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount approximately equal to the net deferred tax assets at December 31, 1999 has been established to reflect these uncertainties.

  As of December 31, 1999, the Company had federal net operating loss and tax credit carryforwards of approximately $3.5 million which will expire in 2018 and 2019. The research and development credit carryforwards of approximately $2.0 million will expire in varying amounts between 2011 and 2019. The alternative minimum tax credit carryforward of approximately $2.3 million has no expiration date. The foreign tax credit carryforwards of approximately $2.5 million will expire in the years between 2001 and 2004.

  For state tax purposes, as of December 31, 1999, the Company had tax credit carryforwards of approximately $2.9 million. The state investment tax credits of approximately $0.2 million will expire in the years 2007 and 2009. The research and development credit carryforwards of approximately $2.7 million have no expiration dates.

  Pretax income (loss) from foreign operations was $0.1 million, $(0.8) million and $(0.8) million for 1999, 1998 and 1997, respectively. Upon repatriation of foreign earnings, residual U.S. taxes would be immaterial.


NOTE 12. SEGMENT INFORMATION


The Company has one reportable segment; prober products, the manufacture, sale and servicing of wafer probers for use in the manufacture of semiconductor devices. Revenue segments below the quantitative threshold are attributable to two operating segments of the Company, its yield management software and wafer inspection businesses. The Company's management has determined the operating segments based upon how the business is managed and operated. The Company evaluates performance and allocates resources based on operating income (loss), excluding unusual or infrequent occurring items. There are no significant intersegment sales or transfers. The Company's principal markets are the North American, European and Asian-based semiconductor manufacturing companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company's operating segments:

                                            Prober
(in thousands)                             products     All other   Consolidated
--------------------------------------------------------------------------------
1999
Sales to unaffiliated customers           $ 115,857     $ 10,838     $ 126,695
Operating income (loss)                   $   8,172     $ (6,909)    $   1,263
Identifiable assets                       $ 193,291     $  8,900     $ 202,191

1998
Sales to unaffiliated customers           $  89,296     $ 12,303     $ 101,599
Operating loss                            $ (24,864)    $ (5,284)    $ (30,148)
Other significant non-cash items:
   Impairment of long-lived assets        $      --     $ (9,578)    $  (9,578)
Identifiable assets                       $ 178,219     $  6,022     $ 184,241

1997
Sales to unaffiliated customers           $ 145,996     $  4,039     $ 150,035
Operating income (loss)                   $  11,975     $ (2,778)    $   9,197
Other significant non-cash items:
   In-process research and development    $      --     $(27,029)    $ (27,029)
Identifiable assets                       $ 209,545     $ 19,374     $ 228,919

The following is a summary of the Company's geographic operations:

                                    United
(in thousands)                      States        Asia       Europe   Consolidated
----------------------------------------------------------------------------------
1999
Sales to unaffiliated customers    $ 100,946     $ 2,706     $23,043    $ 126,695
Operating income (loss)            $   4,180     $(3,374)    $   457    $   1,263
Identifiable assets                $ 189,044     $ 2,494     $10,653    $ 202,191

1998
Sales to unaffiliated customers    $  76,679     $ 1,326     $23,594    $ 101,599
Operating income (loss)            $ (35,184)    $(5,925)    $ 1,383    $ (39,726)
Identifiable assets                $ 174,879     $ 1,633     $ 7,729    $ 184,241

1997
Sales to unaffiliated customers    $ 119,567     $ 1,557     $28,911    $ 150,035
Operating income (loss)            $ (13,792)    $(6,571)    $ 2,531    $ (17,832)
Identifiable assets                $ 211,898     $ 2,165     $14,856    $ 228,919


Sales between geographic areas are accounted for at prices that the Company believes are at arm's length prices.

  International sales represented 38%, 43% and 43% of the Company's net sales in 1999, 1998 and 1997, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Export sales made by United States operations were 18% of net sales in 1999 (15% to Asia, 3% to other), 19% of net sales in 1998 (16% to Asia, 3% to other) and 23% of net sales in 1997 (21% to Asia, 2% to other).

  In 1999, one customer accounted for 19% of net sales and another customer accounted for 14% of net sales. No single customer accounted for more than 10% of net sales in 1998 and 1997.


NOTE 13. COMMITMENTS AND CONTINGENCIES


The Company leases its facilities and certain equipment under noncancelable operating leases. As of December 31, 1999, the minimum annual rental commitments are as follows:

(in thousands)
--------------------------------------------------------------------------------
2000                                                                     $ 5,542
2001                                                                       5,134
2002                                                                       4,608
2003                                                                       2,557
2004                                                                         717
Thereafter                                                                    17
                                                                         -------
                                                                         $18,575
                                                                         =======

Rent expense was approximately $3.3 million, $3.7 million and $3.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Legal Matters

In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.


Lease Agreement

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $37.9 million at December 31, 1999, the annual lease payments currently represent approximately $2.3 million, which will increase as the construction funding increases to an estimated total of $55.0 million in the second quarter of 2000. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

  The lease contains certain restrictive covenants. At December 31, 1999, the Company was in compliance with these covenants. In addition, the Company was in compliance with its lease collateral requirements and was not required to collateralize the lease. The Company voluntarily collateralized $37.9 million as of December 31, 1999, which was included in cash and cash equivalents since it can withdraw the cash with 10 days notice. The amount of collateralization will increase as funding increases over the remaining construction period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Remediation

The Company has been performing environmental remediation activities on its leased property in Santa Clara, California, in cooperation with the California Regional Water Quality Board. In 1997, the Company accrued $1.6 million, which was the Company's best estimate of its obligation and has since incurred actual costs of $0.8 million. During 1999, the Company reevaluated the on-going remediation efforts and determined its remaining liability to be approximately $0.1 million. As a result, the Company reduced accrued environmental remediation expenses by $0.7 million in 1999, which was included in the statement of operations as a reduction of selling, general and administrative expenses. It is possible that the Company's recorded estimate of its obligations may change in the near term due to unexpected additional environmental remediation expenses in the event the current remediation efforts need to be expanded or ongoing investigation reveals additional contamination.


NOTE 14. RELATED PARTY TRANSACTIONS

In the third quarter of 1999, the Company entered into an agreement with Sanmina Corporation whereby Sanmina will provide ongoing contract manufacturing services to the Company. In connection with the agreement the Company also sold certain inventory and fixed assets to Sanmina for $7.4 million. In addition, the Company bought $14.2 million in inventory from Sanmina during 1999. As of December 31, 1999 the Company had $3.0 million in accounts payable and $1.1 million in accounts receivable with Sanmina. One of the Company's Directors is also a Director of Sanmina Corporation.

In 1997, the Company entered into an agreement to lease Techne's manufacturing facilities from Techne's President. Under the one year operating lease which expired in December 1998, the Company made lease payments of approximately $0.2 million and $0.1 million, plus payment of executory costs such as property taxes, maintenance and insurance in 1998 and 1999, respectively. The lease was terminated in the first quarter of 1999.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ELECTROGLAS, INC.


We have audited the accompanying consolidated balance sheets of Electroglas, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electroglas, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                                               Ernst & Young LLP

San Jose, California
January 25, 2000

SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended December 31, 1999
(in thousands)

                                                                           Additions
                                                         Balance at       Charged to                   Balance at
                                                        Beginning of       Costs and                     End of
        Descriptions                                       Period         Expenses(b)    Deductions(a)   Period
----------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
   (deducted from accounts receivable):
       Year Ended December 31, 1999                         $ 448             $ 11           $--           $ 459
       Year Ended December 31, 1998                           465                0            17             448
       Year Ended December 31, 1997                           205              292            32             465


(a) Includes write-offs and reversals.
(b) Additions in 1997 related to allowances acquired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the heading "Election of Directors" and "Other Matters" in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV: ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a) Documents filed as a part of this Report:
    (1) Index to Financial Statements
        The financial statements included in Part II, Item 8 of this document are filed as part of this Report.
    (2) Financial Statement Schedules
        The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report. All of the other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
    (3) Exhibits
(b) Reports on Form 8-K:
        No reports on Form 8-K were filed during the last period covered by this Report.

INDEX TO EXHIBITS

Exhibit
Number          Exhibits
--------------------------------------------------------------------------------
    3.1         Certificate of Incorporation of Electroglas, Inc., as
                amended.(1)

    3.2         By-laws of Electroglas, Inc., as amended.(15)

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

    10.20       Construction Funding Agreement (First Amendment to Lease)
                Between BNP Leasing Corporation and Electroglas, Inc. dated July
                1, 1998.(13)

    10.21*      Electroglas, Inc. 1998 Employee Stock Purchase Plan.(14)

    10.22       Rights Agreement between Electroglas, Inc., and BankBoston,
                N.A., as amended and restated on February 9, 1999.(16)

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

(16) Incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A12G/A (Commission File No. 0-21626), filed with the Securities and Exchange Commission on April 27, 1999.

*    Management contracts, or Company compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ELECTROGLAS, INC.

Date:  March 17, 2000

                                       By  CURTIS S. WOZNIAK
                                       ------------------------------------
                                       Curtis S. Wozniak
                                       Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE                      TITLE                                                DATE

         /s/ CURTIS S. WOZNIAK                  Chairman and Chief Executive Officer            March 17, 2000
-----------------------------------             (Principal Executive Officer)
             Curtis S. Wozniak

         /s/ ARMAND J. STEGALL                  Vice President, Finance                         March 17, 2000
-----------------------------------             Chief Financial Officer,
             Armand J. Stegall                  Treasurer and Secretary
                                                (Principal Financial and Accounting Officer)

           /s/ NEIL R. BONKE                    Director                                        March 17, 2000
-----------------------------------
               Neil R. Bonke

           /s/ JOSEPH F. DOX                    Director                                        March 17, 2000
-----------------------------------
               Joseph F. Dox

         /s/ ROGER D. EMERICK                   Director                                        March 17, 2000
-----------------------------------
             Roger D. Emerick

       /s/ ROBERT J. FRANKENBERG                Director                                        March 17, 2000
-----------------------------------
           Robert J. Frankenberg

           /s/ MEL FRIEDMAN                     Director                                        March 17, 2000
-----------------------------------
               Mel Friedman

                                 EXHIBIT INDEX

Exhibit
Number          Exhibits
--------------------------------------------------------------------------------
    3.1         Certificate of Incorporation of Electroglas, Inc., as
                amended.(1)

    3.2         By-laws of Electroglas, Inc., as amended.(15)

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

    10.20       Construction Funding Agreement (First Amendment to Lease)
                Between BNP Leasing Corporation and Electroglas, Inc. dated July
                1, 1998.(13)

    10.21*      Electroglas, Inc. 1998 Employee Stock Purchase Plan.(14)

    10.22       Rights Agreement between Electroglas, Inc., and BankBoston,
                N.A., as amended and restated on February 9, 1999.(16)

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

(16) Incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A12G/A (Commission File No. 0-21626), filed with the Securities and Exchange Commission on April 27, 1999.

*    Management contracts, or Company compensatory plans or arrangements.