Form 10-Q
period 2000-03-31
ELECTROGLAS INC
filed 2000-05-12
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the Quarter Ended March 31, 2000

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



                          6024 Silver Creek Valley Road
                               San Jose, CA 95138
                            Telephone: (408) 528-3000
                         -------------------------------
                         (address of principal executive
                          offices and telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                               Yes  [X]    No  [ ]

As of May 3, 2000, 20,652,223 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX



                                ELECTROGLAS, INC.



                                                                                  Page No.
                                                                                  --------
PART I.         FINANCIAL INFORMATION

Item 1.         Consolidated Condensed Financial Statements

                Consolidated Condensed Statements of Operations -- Three
                months ended March 31, 2000 and March 31, 1999....................    3

                Consolidated Condensed Balance Sheets -- March 31, 2000
                and December 31, 1999.............................................    4

                Consolidated Condensed Statements of Cash Flows -- Three
                months ended March 31, 2000 and March 31, 1999....................    5

                Notes to Consolidated Condensed Financial Statements --
                March 31, 2000....................................................    6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....................    9

Item 3.         Quantitative and Qualitative Disclosure About Market Risks........   13


PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K..................................   13


SIGNATURES........................................................................   14

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                        2000             1999
                                                      --------         --------
Net sales                                             $ 53,367         $ 17,332
Cost of sales                                           26,831           11,042
                                                      --------         --------
Gross profit                                            26,536            6,290
                                                      --------         --------

Operating expenses:
   Engineering, research and development                 7,138            6,219
   Selling, general and administrative                   9,883            7,245
                                                      --------         --------
Total operating expenses                                17,021           13,464
                                                      --------         --------
Operating income (loss)                                  9,515           (7,174)

Interest income                                          2,092            1,593
Other expense, net                                        (150)            (127)
                                                      --------         --------
Income (loss) before income taxes                       11,457           (5,708)

Provision for income taxes                               1,833              148
                                                      --------         --------
Net income (loss)                                     $  9,624         $ (5,856)
                                                      ========         ========


Basic net income (loss) per share                     $   0.48         $  (0.30)
                                                      ========         ========

Diluted net income (loss) per share                   $   0.45         $  (0.30)
                                                      ========         ========

Shares used in basic calculations                       20,180           19,470
                                                      ========         ========

Shares used in diluted calculations                     21,159           19,470
                                                      ========         ========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                       March 31,      December 31,
                                                          2000           1999
                                                       ---------      ------------
                                                      (Unaudited)        (1)
Assets
Current assets:
   Cash and cash equivalents                           $  57,274       $  60,732
   Short-term investments                                 93,410          80,127
   Accounts receivable, net                               42,089          28,992
   Inventories                                            16,170          14,867
   Prepaid expenses and other current assets               1,995           2,926
   Income taxes receivable                                    --           1,020
                                                       ---------       ---------
      Total current assets                               210,938         188,664

Equipment and leasehold improvements, net                 10,227           8,193
Other assets                                               5,574           5,334
                                                       ---------       ---------
Total assets                                           $ 226,739       $ 202,191
                                                       =========       =========

Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings                               $   1,379       $   1,624
   Accounts payable                                       14,009           9,074
   Accrued liabilities                                    13,897          12,235
   Income taxes payable                                      252              --
                                                       ---------       ---------
      Total current liabilities                           29,537          22,933

Non-current liabilities                                    1,790           1,920

Stockholders' equity:
   Preferred stock, $0.01 par value;
      authorized 1,000; none outstanding                      --              --
   Common stock, $0.01 par value;
      authorized 40,000; issued and outstanding
      20,804 at March 31, 2000 and 20,241
      at December 31, 1999                                   208             202
   Additional paid-in capital                            145,130         136,672
   Deferred stock compensation                              (319)           (393)
   Retained earnings                                      53,378          43,754
   Accumulated other comprehensive loss                     (689)           (601)
                                                       ---------       ---------
                                                         197,708         179,634
   Less cost of common stock in treasury;
      155 at March 31, 2000 and December 31, 1999          2,296           2,296
                                                       ---------       ---------
      Total stockholders' equity                         195,412         177,338

Total liabilities and stockholders' equity             $ 226,739       $ 202,191
                                                       =========       =========

(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 1999.


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                              Three months ended
                                                                   March 31,
                                                           ------------------------
                                                             2000           1999
                                                           --------       ---------
Cash flows from operating activities:
Net income (loss)                                          $  9,624       $  (5,856)
Changes to income not affecting cash                          2,412           1,949
Changes in assets and liabilities                            (5,725)          1,435
                                                           --------       ---------
      Cash provided by (used in) operating activities         6,311          (2,472)

Cash flow from investing activities:
Capital expenditures                                         (4,138)           (973)
Purchases of investments                                    (53,225)       (111,518)
Maturities of investments                                    39,834         119,971
Increase in restricted cash                                      --          (6,904)
Other assets                                                   (459)            (55)
                                                           --------       ---------
      Cash provided by (used in) investing activities       (17,988)            521

Cash flow from financing activities:
Net proceeds (payments) from short-term borrowings             (245)            647
Sales of common stock                                         8,464              25
Purchases of treasury stock                                      --          (1,029)
                                                           --------       ---------
      Cash provided by (used in) financing activities         8,219            (357)

Effect of exchange rate changes                                  --              10
                                                           --------       ---------

Net decrease in cash and cash equivalents                    (3,458)         (2,298)
Cash and cash equivalents at beginning of period             60,732          12,966
                                                           --------       ---------
Cash and cash equivalents at end of period                 $ 57,274       $  10,668
                                                           ========       =========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE: 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE: 2 - INVENTORIES

The following is a summary of inventories by major category:

                                                   March 31,           December 31,
(in thousands)                                       2000                 1999
--------------                                     ---------           ------------
Raw materials                                       $ 6,728              $ 4,686
Work in process                                       5,065                6,986
Finished goods                                        4,377                3,195
                                                    -------              -------
                                                    $16,170              $14,867
                                                    =======              =======

NOTE: 3 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share was calculated using the weighted average number of common shares, including the effect of dilutive securities attributable to stock options and contingently issued shares, outstanding during the period. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                           Three months ended
                                                               March 31,
                                                          ---------------------
(in thousands, except per share data)                       2000          1999
-------------------------------------                     -------      --------
Numerator:
----------
      Net income (loss)                                   $ 9,624      $ (5,856)
                                                          =======      ========

Denominator:
------------
Denominator for basic net income (loss) per share
  - weighted average shares                                20,180        19,470
                                                          -------      --------

      Effect of dilutive securities:
           Employee stock options                             759            --
           Contingently issued shares                         220            --
                                                          -------      --------
      Dilutive potential common shares                        979            --
                                                          -------      --------

Denominator for diluted net income (loss) per share
  - adjusted weighted average shares                       21,159        19,470
                                                          =======      ========

Basic net income (loss) per share                         $  0.48      $  (0.30)
                                                          =======      ========
Diluted net income (loss) per share                       $  0.45      $  (0.30)
                                                          =======      ========

Options to purchase 2,550,000 shares of common stock and 100,000 shares of restricted common stock were outstanding at March 31, 1999, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

In connection with prior acquisitions, 164,000 shares of common stock were in escrow as of March 31, 1999. These shares were subject to certain representations and warranties, and were not included in the computation of diluted net loss per share as the effect would be antidilutive.

NOTE: 4 - LEASE AGREEMENT

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $43.8 million at March 31, 2000, the annual lease payments currently represent approximately $2.7 million. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At March 31, 2000, the Company was in compliance with these covenants. In addition, the Company was in compliance with its lease collateral requirements and was not required to collateralize the lease. The Company voluntarily collateralized $43.8 million as of March 31, 2000, which was included in cash and cash equivalents since it can withdraw the cash with 10 days notice. The amount of collateralization will increase as funding increases over the remaining construction period.

NOTE: 5 - COMPREHENSIVE INCOME (LOSS)

For the quarters ended March 31, 2000 and 1999, total comprehensive income
(loss) amounted to $9.5 million and $(6.1) million, respectively.

NOTE: 6 - SEGMENT INFORMATION

The following is a summary of the Company's operating segments:

(in thousands)                            Prober
Three months ended March 31,              products      All other       Total
----------------------------              --------      ---------      --------
2000
----
Sales to unaffiliated customers           $ 51,044       $ 2,323       $ 53,367
Operating income (loss)                   $ 13,664       $(4,149)      $  9,515

1999
----
Sales to unaffiliated customers           $ 14,564       $ 2,768       $ 17,332
Operating loss                            $ (5,858)      $(1,316)      $ (7,174)


NOTE: 7 - INCOME TAXES

The 16% estimated annual effective tax rate for the year 2000 reflects utilization of the current year research and development tax credit in addition to a partial release of the valuation allowance set up in prior years. The Company estimates that a valuation allowance will still be necessary to offset certain deferred tax assets due to the uncertainties surrounding their realization.

NOTE: 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Electroglas, to the quarter ending June 30, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations for the quarter ending June 30, 2000 and subsequent periods. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the six months ended June 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-Q which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements include, but are not limited to statements regarding estimated taxes, cash flow, liquidity and anticipated cash needs and availability. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to risks and uncertainties such as: timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, introduction of competitors' products having technological and/or pricing advantages, and the continued integration of the businesses of Knights and Techne into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. You should also consult the risk factors described from time to time in the Company's Annual Report on Form 10-K and those disclosed in this discussion and analysis.

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                                             Three months ended
                                                                  March 31,
                                                            ---------------------
                                                             2000           1999
                                                            ------         ------
Net sales                                                   100.0%         100.0%
Cost of sales                                                50.3           63.7
                                                            ------         ------
Gross profit                                                 49.7           36.3
                                                            ------         ------

Operating expenses:
   Engineering, research and development                     13.4           35.9
   Selling, general and administrative                       18.5           41.8
                                                            ------         ------
Total operating expenses                                     31.9           77.7
                                                            ------         ------
Operating income (loss)                                      17.8          (41.4)

Interest income                                               3.9            9.2
Other expense, net                                           (0.3)          (0.7)
                                                            ------         ------
Income (loss) before income taxes                            21.4          (32.9)

Provision for income taxes                                    3.4            0.9
                                                            ------         ------
Net income (loss)                                            18.0%         (33.8)%
                                                            ======         ======

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended March 31, 2000 were $53.4 million, a 207.9% increase from net sales of $17.3 million in the comparable quarter last year. The increase was driven by higher prober system unit sales as customers continued to spend for capacity expansion in response to the growth in demand for semiconductors.

For the quarters ended March 31, 2000 and 1999, net sales were comprised of prober systems ($44.6 million and $10.1 million, respectively), yield management software and inspection products ($2.3 million and $2.7 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades ($6.5 million and $4.5 million, respectively) in support of the prober system business.

For the quarter ended March 31, 2000, international sales accounted for 46.9% of net sales as compared to 38.5% for the same period last year. During the current quarter, the Company experienced sales growth, in absolute dollars, across all its major geographic markets. The increase in the percentage of international sales from 1999 was due to a larger percentage increase in both European and Asian Pacific sales, relative to the increase in North American sales.

Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, the Company's results of operations for the three months ended March 31, 2000 may not necessarily be indicative of future operating results. Demand for the Company's products can change from period to period due to volatility in product demand and pricing. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit

Gross profit, as a percentage of sales, was 49.7% for the first quarter of 2000, compared to 36.3% for the first quarter of 1999. The increase was due primarily to manufacturing efficiencies as a result of the larger production volume in 2000.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $7.1 million for the first quarter of 2000, up 14.8% from $6.2 million in the comparable quarter last year. The increase was primarily due to an increase in workforce to support both the hardware and software businesses. In addition, the Company incurred costs related to the move to its new facilities in the current quarter. As a percentage of sales, these expenses decreased to 13.4% in the first quarter of 2000 from 35.9% in the same period last year due to higher sales in 2000.

Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $9.9 million for the first quarter of 2000, up 36.4% from $7.2 million in the comparable quarter last year. The increase was primarily due to accrued employee incentive compensation as the Company returned to profitability, and additional occupancy costs related to the Company's move to its new facilities. As a percentage of sales, these expenses decreased to 18.5% in the first quarter of 2000 from 41.8% in the same period last year due to higher sales in 2000.

Interest Income

Interest income was $2.1 million for the first quarter of 2000 compared to $1.6 million for the same quarter last year. The increase in interest income was principally due to a shift to higher yielding taxable instruments and higher average cash balances.

Income Taxes

The Company's estimated effective tax rate for the three months ended March 31, 2000 was 16% compared to an income tax provision of $0.1 million for the first quarter of 1999. The Company's estimated tax rate for the first quarter of 2000 includes the partial release of the valuation allowance related to net operating losses and tax credit carryforwards and the utilization of the current year estimated research and development tax credit. The 1999 first quarter tax provision represented foreign income and withholding taxes only, as the Company's federal and state taxes were estimated to be immaterial due to its loss position at the time. Management concluded that a partial valuation allowance against its net deferred tax assets is required due to uncertainties surrounding their realization.

Other Issues

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Electroglas, to the quarter ending June 30, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations for the quarter ending June 30, 2000 and subsequent periods. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the six months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term investments were $150.7 million at March 31, 2000, an increase of $9.8 million from $140.9 million at December 31, 1999.

Cash provided by operating activities was $6.3 million during the first quarter of 2000. This was due to a net income of $9.6 million and noncash charges to income of $2.4 million, offset by an increase in net assets of $5.7 million. The negative effect from the changes in net assets was due to an increase of $13.1 million in accounts receivable resulting from a higher level of shipments towards the end of the current quarter, and an increase of $1.3 million in inventories. This was offset partially by an increase of $4.9 million in accounts payable, an increase of $2.8 million in other liabilities, and a decrease of $0.9 million in other assets.

Cash used in investing activities was $18.0 million due primarily from net maturities of investments of $13.4 million, and capital expenditures of $4.1 million to equip the Company's new facilities.

Cash provided by financing activities was $8.2 million. This resulted from the sale of common stock of $8.5 million under employee stock plans, offset by net payments of $0.2 million on short-term borrowings by the Company's Japanese subsidiary

The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $5.7 million (denominated in Yen) with two Japanese banks. As of March 31, 2000, the amount outstanding was $1.4 million. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance of $43.0 million for certain buildings currently under construction on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $43.8 million at March 31, 2000, the annual lease payments currently represent approximately $2.7 million. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $55.0 million. The guaranteed residual payment on the lease is approximately $55.0 million.

The lease contains certain restrictive covenants. At March 31, 2000, the Company was in compliance with these covenants. In addition, the Company was in compliance with its lease collateral requirements and was not required to collateralize the lease. The Company voluntarily collateralized $43.8 million as of March 31, 2000, which was included in cash and cash equivalents since it can withdraw the cash with 10 days notice. The amount of collateralization will increase as funding increases over the remaining construction period.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II: Item 7a, "Quantitative and Qualitative Disclosure About Market Risks," in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


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




                                         ELECTROGLAS, INC.



DATE:    May 12, 2000                    BY:  /s/ Armand J. Stegall
      ------------------                     -----------------------------------
                                              Armand J. Stegall
                                              Chief Financial Officer

INDEX TO EXHIBITS


EXHIBIT        DESCRIPTION

27             Financial Data Schedule