Form 10-Q
period 2000-06-30
ELECTROGLAS INC
filed 2000-08-09
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------
                                    FORM 10-Q
                              --------------------


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the Quarter Ended June 30, 2000

                         Commission File Number 0-21626



                                ELECTROGLAS, INC.
             (exact name of registrant as specified in its charter)



           DELAWARE                                             77-0336101
-------------------------------                           ---------------------
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


                      Yes        [X]         No        [ ]

As of July 31, 2000, 20,789,007 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX



                                ELECTROGLAS, INC.



                                                                                   Page No.
                                                                                   --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

           Consolidated Condensed Statements of Operations -- Three months
           and six months ended June 30, 2000 and June 30, 1999 ................       3

           Consolidated Condensed Balance Sheets -- June 30, 2000
           and December 31, 1999 ...............................................       4

           Consolidated Condensed Statements of Cash Flows -- Six months
           ended June 30, 2000 and June 30, 1999 ...............................       5

           Notes to Consolidated Condensed Financial Statements --
           June 30, 2000 .......................................................       6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .......................      10

Item 3.    Quantitative and Qualitative Disclosure About Market Risks ..........      14


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security-Holders .................      15

Item 5.    Other Information ...................................................      15

Item 6.    Exhibits and Reports on Form 8-K ....................................      15


SIGNATURES .....................................................................      16

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                Three months ended               Six months ended
                                                      June 30,                       June 30,
                                             -------------------------       -------------------------
                                               2000            1999            2000            1999
                                             ---------       ---------       ---------       ---------
Net sales                                    $  59,088       $  29,757       $ 112,455       $  47,089
Cost of sales                                   30,487          16,802          57,318          27,844
                                             ---------       ---------       ---------       ---------
Gross profit                                    28,601          12,955          55,137          19,245
                                             ---------       ---------       ---------       ---------

Operating expenses:
  Engineering, research and development          6,684           6,890          13,822          13,109
  Selling, general and administrative           10,877           6,163          20,760          13,408
                                             ---------       ---------       ---------       ---------
Total operating expenses                        17,561          13,053          34,582          26,517
                                             ---------       ---------       ---------       ---------
Operating income (loss)                         11,040             (98)         20,555          (7,272)

Interest income                                  2,350           1,414           4,442           3,007
Other income (expense), net                        (39)            (71)           (189)           (198)
                                             ---------       ---------       ---------       ---------
Income (loss) before income taxes               13,351           1,245          24,808          (4,463)

Provision for income taxes                       1,392             152           3,225             300
                                             ---------       ---------       ---------       ---------
Net income (loss)                            $  11,959       $   1,093       $  21,583       $  (4,763)
                                             =========       =========       =========       =========


Basic net income (loss) per share            $    0.58       $    0.06       $    1.06       $   (0.24)
                                             =========       =========       =========       =========

Diluted net income (loss) per share          $    0.56       $    0.05       $    1.02       $   (0.24)
                                             =========       =========       =========       =========

Shares used in basic calculations               20,593          19,517          20,436          19,516
                                             =========       =========       =========       =========

Shares used in diluted calculations             21,332          20,090          21,245          19,516
                                             =========       =========       =========       =========



      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                             June 30,       December 31,
                                                               2000            1999
                                                            -----------     -----------
                                                            (Unaudited)         (1)
Assets
Current assets:
  Cash and cash equivalents                                  $  68,823       $  60,732
  Short-term investments                                        92,562          80,127
  Accounts receivable, net                                      45,242          28,992
  Inventories                                                   18,544          14,867
  Prepaid expenses and other current assets                      1,408           3,946
                                                             ---------       ---------
    Total current assets                                       226,579         188,664

Equipment and leasehold improvements, net                       12,366           8,193
Other assets                                                     5,294           5,334
                                                             ---------       ---------
Total assets                                                 $ 244,239       $ 202,191
                                                             =========       =========

Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                                      $   1,289       $   1,624
  Accounts payable                                              15,039           9,074
  Accrued liabilities                                           16,369          12,235
                                                             ---------       ---------
    Total current liabilities                                   32,697          22,933

Non-current liabilities                                          1,663           1,920

Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 1,000; none outstanding                              --              --
  Common stock, $0.01 par value;
    authorized 40,000; issued and outstanding 20,894 at
    June 30, 2000 and 20,241 at December 31, 1999                  209             202
  Additional paid-in capital                                   147,385         136,672
  Deferred stock compensation                                       --            (393)
  Retained earnings                                             65,337          43,754
  Accumulated other comprehensive loss                            (756)           (601)
                                                             ---------       ---------
                                                               212,175         179,634
  Less cost of common stock in treasury;
    155 at June 30, 2000 and December 31, 1999                   2,296           2,296
                                                             ---------       ---------
    Total stockholders' equity                                 209,879         177,338
                                                             ---------       ---------
Total liabilities and stockholders' equity                   $ 244,239       $ 202,191
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


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six months ended
                                                                  June 30,
                                                         -------------------------
                                                            2000            1999
                                                         ---------       ---------
Cash flows from operating activities:
Net income (loss)                                        $  21,583       $  (4,763)
Changes to income not affecting cash                         4,113           3,523
Changes in operating assets and liabilities                 (7,540)         (6,688)
                                                         ---------       ---------
    Cash provided by (used in) operating activities         18,156          (7,928)

Cash flow from investing activities:
Capital expenditures                                        (7,496)         (2,230)
Purchases of investments                                   (97,302)       (156,559)
Maturities of investments                                   84,719         186,812
Increase in restricted cash                                     --         (10,266)
Other assets                                                  (367)             45
                                                         ---------       ---------
    Cash provided by (used in) investing activities        (20,446)         17,802

Cash flow from financing activities:
Net proceeds (payments) from short-term borrowings            (335)            640
Sales of common stock                                       10,720             948
Purchases of treasury stock                                     --          (1,029)
                                                         ---------       ---------
    Cash provided by financing activities                   10,385             559

Effect of exchange rate changes                                 (4)             11
                                                         ---------       ---------

Net increase in cash and cash equivalents                    8,091          10,444
Cash and cash equivalents at beginning of period            60,732          12,966
                                                         ---------       ---------
Cash and cash equivalents at end of period               $  68,823       $  23,410
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

Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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


NOTE: 2 - INVENTORIES

The following is a summary of inventories by major category:

                                         June 30,           December 31,
(in thousands)                             2000                 1999
--------------                           --------           ------------
Raw materials                            $  8,794             $  4,686
Work in process                             5,895                6,986
Finished goods                              3,855                3,195
                                         --------             --------
                                         $ 18,544             $ 14,867
                                         ========             ========

NOTE: 3 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share and diluted net income (loss) per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The computation of diluted net income per share included the effect of dilutive securities attributable to stock options and contingently issued shares outstanding during the period. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                     Three months ended           Six months ended
(in thousands, except per share data)                     June 30,                    June 30,
-------------------------------------              ----------------------      ----------------------
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
Numerator:
     Net income (loss)                             $ 11,959      $  1,093      $ 21,583      $ (4,763)
                                                   ========      ========      ========      ========

Denominator:
Denominator for basic net income (loss) per
    share - weighted average shares                  20,593        19,517        20,436        19,516
                                                   --------      --------      --------      --------

    Effect of dilutive securities:
        Employee stock options                          619           353           689            --
        Contingently issued shares                      120           220           120            --
                                                   --------      --------      --------      --------
    Dilutive potential common shares                    739           573           809            --
                                                   --------      --------      --------      --------

Denominator for diluted net income (loss) per
    share - adjusted weighted average shares         21,332        20,090        21,245        19,516
                                                   ========      ========      ========      ========

Basic net income (loss) per share                  $   0.58      $   0.06      $   1.06      $  (0.24)
                                                   ========      ========      ========      ========
Diluted net income (loss) per share                $   0.56      $   0.05      $   1.02      $  (0.24)
                                                   ========      ========      ========      ========


NOTE: 4 - LEASE AGREEMENT

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance for certain buildings on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at June 30, 2000, the annual lease payments currently represent approximately $3.3 million. These rates are sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease is approximately $48.3 million.

The lease contains certain restrictive covenants. At June 30, 2000, the Company was in compliance with these covenants. The Company was also in compliance with its lease collateral requirements and was not required to collateralize the lease. The Company voluntarily collateralized $48.3 million as of June 30, 2000, which was included in cash and cash equivalents since it can be withdrawn with 10 days notice.


NOTE: 5 - STOCKHOLDERS' EQUITY

Stock option plan. On May 16, 2000, the Company's stockholders approved an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance from 1,350,000 to 2,350,000.

NOTE: 6 - COMPREHENSIVE INCOME (LOSS)

For the quarters ended June 30, 2000 and 1999, comprehensive income was $11.9 million and $1.0 million, respectively. For the six months ended June 30, 2000, comprehensive income was $21.4 million compared to a comprehensive loss of $5.1 million for the same period last year.


NOTE: 7 - SEGMENT INFORMATION

The following is a summary of the Company's operating segments:

(in thousands)                         Prober
Three months ended June 30,           products        All other         Total
---------------------------           ---------       ---------       ---------
2000
Sales to unaffiliated customers       $  55,254       $   3,834       $  59,088
Operating income (loss)               $  13,438       $  (2,398)      $  11,040

1999
Sales to unaffiliated customers       $  27,010       $   2,747       $  29,757
Operating income (loss)               $     908       $  (1,006)      $     (98)


(in thousands)                         Prober
Six months ended June 30,             products        All other         Total
-------------------------             ---------       ---------       ---------
2000
Sales to unaffiliated customers       $ 106,298       $   6,157       $ 112,455
Operating income (loss)               $  27,102       $  (6,547)      $  20,555

1999
Sales to unaffiliated customers       $  41,574       $   5,515       $  47,089
Operating loss                        $  (4,950)      $  (2,322)      $  (7,272)


NOTE: 8 - INCOME TAXES

The 13% estimated annual effective tax rate for the year 2000 reflects utilization of the current year research and development and foreign tax credits in addition to a partial release of the valuation allowance set up in prior years. The Company has concluded that a valuation allowance is necessary in 2000 against certain deferred tax assets due to uncertainties surrounding their realization.

NOTE: 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. In March 2000, SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Electroglas, to the quarter ending June 30, 2000. In June 2000, SAB 101 was amended a second time by SAB 101B further delaying the implementation date to no later than the quarter ending December 31, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the twelve months ended December 31, 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Financial Statements of Electroglas and the related notes thereto. The statements contained in this Form 10-Q which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements include, but are not limited to statements regarding estimated taxes, cash flow, liquidity and anticipated cash needs and availability. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to risks and uncertainties such as: timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, introduction of competitors' products having technological and/or pricing advantages, and the continued integration of the businesses of Knights and Techne into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. You should also consult the risk factors described from time to time in the Company's Annual Report on Form 10-K and those disclosed in this discussion and analysis.

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                              Three months ended            Six months ended
                                                   June 30,                    June 30,
                                             --------------------        --------------------
                                              2000          1999          2000          1999
                                             ------        ------        ------        ------
Net sales                                     100.0%        100.0%        100.0%        100.0%
Cost of sales                                  51.6          56.5          51.0          59.1
                                             ------        ------        ------        ------
Gross profit                                   48.4          43.5          49.0          40.9
                                             ------        ------        ------        ------

Operating expenses:
  Engineering, research and development        11.3          23.1          12.3          27.8
  Selling, general and administrative          18.4          20.7          18.4          28.5
                                             ------        ------        ------        ------
Total operating expenses                       29.7          43.8          30.7          56.3
                                             ------        ------        ------        ------
Operating income (loss)                        18.7          (0.3)         18.3         (15.4)

Interest income                                 4.0           4.7           4.0           6.4
Other expense, net                             (0.1)         (0.2)         (0.2)         (0.5)
                                             ------        ------        ------        ------
Income (loss) before income taxes              22.6           4.2          22.1          (9.5)

Provision for income taxes                      2.4           0.5           2.9           0.6
                                             ------        ------        ------        ------
Net income (loss)                              20.2%          3.7%         19.2%        (10.1)%
                                             ======        ======        ======        ======

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 2000 were $59.1 million, a 98.6% increase from net sales of $29.8 million in the comparable quarter last year. Net sales for the first six months of 2000 were $112.5 million, a 138.8% increase from net sales of $47.1 million for the same period a year ago. The increases for both periods were due primarily to higher prober system unit sales as customers continued to spend for capacity expansion in response to the growth in demand for semiconductors.

For the quarters ended June 30, 2000 and 1999, net sales were comprised of prober systems ($48.5 million and $22.3 million, respectively), yield management software and inspection products ($3.8 million and $2.8 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades ($6.8 million and $4.7 million, respectively) in support of the prober system business.

For the six months ended June 30, 2000 and 1999, net sales were comprised of prober systems ($93.1 million and $32.4 million, respectively), yield management software and inspection products ($6.2 million and $5.5 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades ($13.2 million and $9.2 million, respectively) in support of the prober system business.

For the quarter ended June 30, 2000, international sales accounted for 52.0% of net sales as compared to 40.1% for the same quarter last year. For the first six months of 2000, international sales accounted for 49.6% of net sales as compared to 39.5% for the same period last year. During the current three and six month periods, the Company experienced sales growth, in absolute dollars, across all its major geographic markets. For both periods, the increase in the percentage of international sales from 1999 was due to a larger percentage increase in Asian Pacific sales, relative to the increases in North American and European sales.

Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, the Company's results of operations for the three and six months ended June 30, 2000 may not necessarily be indicative of future operating results. Demand for the Company's products can change from period to period due to volatility in product demand and pricing. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit

For the second quarter of 2000, gross profit, as a percentage of sales, was 48.4% compared to 43.5% for the same quarter last year. For the first six months of 2000, gross profit, as a percentage of sales, was 49.0% compared to 40.9% for the same period last year. The increases for both periods were due primarily to manufacturing efficiencies as a result of the larger production volume in 2000, offset partially by lower selling prices from changes in product mix.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, changes in the proportion of international sales, level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $6.7 million in the second quarter of 2000, down 3.0% from $6.9 million in the comparable quarter last year. As a percentage of sales, these expenses decreased to 11.3% in the second quarter of 2000 from 23.1% in the same quarter last year due to higher sales in 2000.

For the first six months of 2000, these expenses were $13.8 million, up 5.4% from $13.1 million in the comparable period of a year ago. The increase was primarily due to an increase in workforce to support both the hardware and software businesses. As a percentage of sales, these expenses decreased to 12.3% in the first six months of 2000 from 27.8% in the same period last year due to higher sales in 2000.

Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $10.9 million in the second quarter of 2000, up 76.5% from $6.2 million in the comparable quarter last year. For the first six months of 2000, these expenses were $20.8 million, up 54.8% from $13.4 million in the comparable period of a year ago. The increases for both periods were primarily due to accrued employee incentive compensation as the Company returned to profitability, additional occupancy costs related to the Company's move to its new facilities, and higher sales commissions. In addition, both the second quarter and first six months of 1999 were benefited by a reduction of accrued environmental remediation expenses of $0.7 million, and a settlement of $0.4 million for a purchase price contingency related to a past acquisition.

Interest Income

For the second quarter of 2000, interest income was $2.4 million compared to $1.4 million for the same quarter last year. For the first six months of 2000, interest income was $4.4 million compared to $3.0 million for the same period last year. For both periods, the increase in interest income was principally due to higher yielding taxable instruments and higher average cash balances.

Income Taxes

For the six months ended June 30, 2000, the Company's estimated effective tax rate was 13% compared to an income tax provision of $0.3 million for the six months ended June 30, 1999. The Company's estimated tax rate for 2000 includes the partial release of the valuation allowance related to net operating losses and tax credit carryforwards and the utilization of the current year estimated research and development and foreign tax credits. The tax provision for the six months ended June 30, 1999 represented foreign income and withholding taxes only as the Company's federal and state taxes were estimated to be immaterial due to its loss position at the time. Management has concluded that a valuation allowance is necessary against certain deferred tax assets due to uncertainties surrounding their realization.

Other Issues

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. In March 2000, SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Electroglas, to the quarter ending June 30, 2000. In June 2000, SAB 101 was amended a second time by SAB 101B further delaying the implementation date to no later than the quarter ending December 31, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the twelve months ended December 31, 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term investments were $161.4 million at June 30, 2000, an increase of $20.5 million from $140.9 million at December 31, 1999.

Cash provided by operating activities was $18.2 million during the first six months of 2000. This was due to a net income of $21.6 million and noncash charges to income of $4.1 million, offset by an increase in operating assets of $7.5 million. The negative effect from the changes in operating assets was due to an increase of $16.3 million in accounts receivable resulting from a higher level of shipments towards the end of the current quarter, and an increase of $3.7 million in inventories. This was offset partially by an increase of $6.0 million in accounts payable, an increase of $3.9 million in other liabilities, and a decrease of $2.5 million in other assets.

Cash used in investing activities was $20.4 million due primarily from net maturities of investments of $12.6 million, and capital expenditures of $7.5 million to equip the Company's new facilities.

Cash provided by financing activities was $10.4 million. This resulted from the sale of common stock of $10.7 million under employee stock plans, offset by net payments of $0.3 million on short-term borrowings by the Company's Japanese subsidiary.

The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $5.7 million (denominated in Yen) with two Japanese banks. As of June 30, 2000, the amount outstanding was $1.3 million. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance for certain buildings on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at June 30, 2000, the annual lease payments currently represent approximately $3.3 million. These rates are sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease is approximately $48.3 million.

The lease contains certain restrictive covenants. At June 30, 2000, the Company was in compliance with these covenants. The Company was also in compliance with its lease collateral requirements and was not required to collateralize the lease. The Company voluntarily collateralized $48.3 million as of June 30, 2000, which was included in cash and cash equivalents since it can be withdrawn with 10 days notice.

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

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 16, 2000, the stockholders:

(1) elected Joseph F. Dox and Mel Friedman as Class I directors. Joseph F. Dox received 17,277,757 affirmative votes and 985,481 withheld votes. Mel Friedman received 17,316,136 affirmative votes and 947,102 withheld votes. The following directors continued in office after the meeting: Curtis S. Wozniak, Neil R. Bonke, Roger D. Emerick, and Robert J. Frankenberg.

(2) ratified and approved an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder from 1,350,000 to 2,350,000, with 14,675,729 affirmative votes, 3,274,622 negative votes, and 312,887 abstentions.

(3) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2000, with 18,228,888 affirmative votes, 21,566 negative votes, and 12,784 abstentions.


Item 5.  Other Information

Any stockholder proposal submitted outside of the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Registrant's 2001 Annual Meeting of Stockholders will be considered untimely for the purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Registrant after February 19, 2001.


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits:

         27     Financial Data Schedule


(b)      Reports on Form 8-K:

         None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  ELECTROGLAS, INC.



DATE:   August 9, 2000                       BY:  /s/ Armand J. Stegall
     ---------------------                        ------------------------------
                                                  Armand J. Stegall
                                                  Chief Financial Officer and
                                                  Duly Authorized Officer

INDEX TO EXHIBITS


EXHIBIT        DESCRIPTION
27             Financial Data Schedule