Form 10-Q
period 2000-09-30
ELECTROGLAS INC
filed 2000-11-13
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the Quarter Ended September 30, 2000

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


                          6024 Silver Creek Valley Road
                               San Jose, CA 95138
                            Telephone: (408) 528-3000
                         (address of principal executive
                          offices and telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                               Yes [X]     No [ ]

As of October 31, 2000, 20,798,507 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                                 ELECTROGLAS, INC.

                                                                              Page No.
                                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

         Consolidated Condensed Statements of Operations -- Three months and nine months ended September 30, 2000 and September 30, 1999 .......  3

         Consolidated Condensed Balance Sheets -- September 30, 2000
         and December 31, 1999 .................................................  4

         Consolidated Condensed Statements of Cash Flows -- Nine months ended September 30, 2000 and September 30, 1999 .......................  5

         Notes to Consolidated Condensed Financial Statements --
         September 30, 2000 ....................................................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ......................... 10

Item 3.  Quantitative and Qualitative Disclosure About Market Risks ............ 14


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...................................... 15


SIGNATURES ..................................................................... 16

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 Three months ended              Nine months ended
                                                     September 30,                  September 30,
                                               ------------------------      -------------------------
                                                 2000            1999           2000            1999
                                               --------        --------      ---------        --------
Net sales .................................    $ 58,015        $ 34,710      $ 170,470        $ 81,799
Cost of sales .............................      30,747          17,851         88,065          45,695
                                               --------        --------      ---------        --------
Gross profit ..............................      27,268          16,859         82,405          36,104
                                               --------        --------      ---------        --------

Operating expenses:
   Engineering, research and development...       7,108           6,846         20,930          19,955
   Selling, general and administrative ....      10,665           7,833         31,425          21,241
                                               --------        --------      ---------        --------
Total operating expenses ..................      17,773          14,679         52,355          41,196
                                               --------        --------      ---------        --------
Operating income (loss) ...................       9,495           2,180         30,050          (5,092)
Interest income ...........................       2,806           1,548          7,248           4,555
Other income (expense), net ...............        (103)             31           (292)           (167)
                                               --------        --------      ---------        --------
Income (loss) before income taxes .........      12,198           3,759         37,006            (704)
Provision for income taxes ................       1,586             150          4,811             450
                                               --------        --------      ---------        --------
Net income (loss) .........................    $ 10,612        $  3,609      $  32,195        $ (1,154)
                                               ========        ========      =========        ========

Basic net income (loss) per share .........    $   0.51        $   0.18      $    1.57        $  (0.06)
                                               ========        ========      =========        ========
Diluted net income (loss) per share .......    $   0.50        $   0.18      $    1.52        $  (0.06)
                                               ========        ========      =========        ========
Shares used in basic calculations .........      20,671          19,595         20,514          19,542
                                               ========        ========      =========        ========
Shares used in diluted calculations .......      21,081          20,385         21,190          19,542
                                               ========        ========      =========        ========


      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                            September 30,   December 31,
                                                                 2000           1999
                                                            -------------   ------------
                                                             (Unaudited)         (1)
Assets
Current assets:
   Cash and cash equivalents ...........................      $  63,737       $  60,732
   Short-term investments ..............................        104,510          80,127
   Accounts receivable, net ............................         47,355          28,992
   Inventories .........................................         24,745          14,867
   Prepaid expenses and other current assets ...........          1,807           3,946
                                                              ---------       ---------
     Total current assets ..............................        242,154         188,664

Equipment and leasehold improvements, net ..............         12,478           8,193
Other assets ...........................................          5,154           5,334
                                                              ---------       ---------
Total assets ...........................................      $ 259,786       $ 202,191
                                                              =========       =========

Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings ...............................      $   1,543       $   1,624
   Accounts payable ....................................         14,688           9,074
   Accrued liabilities .................................         17,847          12,235
                                                              ---------       ---------
     Total current liabilities .........................         34,078          22,933

Non-current liabilities ................................          4,947           1,920

Stockholders' equity:
   Preferred stock, $0.01 par value;
     authorized 1,000; none outstanding ................             --              --
   Common stock, $0.01 par value;
     authorized 40,000; issued and outstanding 20,953 at
     September 30, 2000 and 20,241 at December 31, 1999             209             202
   Additional paid-in capital ..........................        147,508         136,672
   Deferred stock compensation .........................             --            (393)
   Retained earnings ...................................         75,949          43,754
   Accumulated other comprehensive loss ................           (609)           (601)
                                                              ---------       ---------
                                                                223,057         179,634
   Less cost of common stock in treasury;
     155 at September 30, 2000 and December 31, 1999 ...          2,296           2,296
                                                              ---------       ---------
     Total stockholders' equity ........................        220,761         177,338
                                                              ---------       ---------
Total liabilities and stockholders' equity .............      $ 259,786       $ 202,191
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

      See accompanying notes to consolidated condensed financial statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine months ended
                                                                 September 30,
                                                          -------------------------
                                                            2000             1999
                                                          ---------       ---------
Cash flows from operating activities:
Net income (loss) ....................................    $  32,195       $  (1,154)
Changes to income not affecting cash .................        5,525           5,438
Changes in operating assets and liabilities ..........      (11,835)          2,742
                                                          ---------       ---------
     Cash provided by operating activities ...........       25,885           7,026

Cash flow from investing activities:

Capital expenditures .................................       (8,950)         (2,732)
Proceeds from equipment disposals ....................         --               414
Purchases of investments .............................     (155,882)       (198,273)
Maturities of investments ............................      131,561         216,121
Maturities of restricted cash ........................         --            17,712
Other assets .........................................         (372)         (4,536)
                                                          ---------       ---------
     Cash provided by (used in) investing activities..      (33,643)         28,706

Cash flow from financing activities:
Net proceeds (payments) from short-term borrowings ...          (81)          1,733
Sales of common stock ................................       10,843           1,805
Purchases of treasury stock ..........................         --            (1,029)
                                                          ---------       ---------
     Cash provided by financing activities ...........       10,762           2,509

Effect of exchange rate changes ......................            1             (99)
                                                          ---------       ---------

Net increase in cash and cash equivalents ............        3,005          38,142
Cash and cash equivalents at beginning of period .....       60,732          12,966
                                                          ---------       ---------
Cash and cash equivalents at end of period ...........    $  63,737       $  51,108
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

Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE: 2 - INVENTORIES

The following is a summary of inventories by major category:

                            September 30,   December 31,
                            -------------   ------------
(in thousands)                  2000            1999
--------------                -------         -------
Raw materials ......          $10,136         $ 4,686
Work in process ....            8,740           6,986
Finished goods .....            5,869           3,195
                              -------         -------
                              $24,745         $14,867
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

                                                           Three months ended          Nine months ended
                                                              September 30,               September 30,
                                                          ---------------------      ---------------------
(in thousands, except per share data)                       2000         1999          2000         1999
-------------------------------------                     --------     --------      --------     --------
Numerator:
     Net income (loss) .................................  $ 10,612     $  3,609      $ 32,195     $ (1,154)
                                                          ========     ========      ========     ========
Denominator:
Denominator for basic net income (loss) per share -
     weighted average shares ...........................    20,671       19,595       20,514        19,542
                                                          --------     --------      --------     --------
     Effect of dilutive securities:
         Employee stock options ........................       290          570          556            --
         Contingently issued shares ....................       120          220          120            --
                                                          --------     --------      --------     --------
     Dilutive potential common shares ..................       410          790          676            --
                                                          --------     --------      --------     --------

Denominator for diluted net income (loss) per share -
     adjusted weighted average shares ..................    21,081       20,385        21,190       19,542
                                                          ========     ========      ========     ========

Basic net income (loss) per share ......................  $   0.51     $   0.18      $   1.57     $  (0.06)
                                                          ========     ========      ========     ========
Diluted net income (loss) per share ....................  $   0.50     $   0.18      $   1.52     $  (0.06)
                                                          ========     ========      ========     ========

NOTE: 4 - LEASE AGREEMENT

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance for certain buildings on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at September 30, 2000, the annual lease payments currently represent approximately $3.3 million. These rates are sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease is approximately $41.1 million.

The lease contains certain restrictive covenants. At September 30, 2000, the Company was in compliance with these covenants. The Company was also in compliance with its lease collateral requirements and was not required to collateralize the lease. The Company voluntarily collateralized $48.3 million as of September 30, 2000, which was included in cash and cash equivalents since it can be withdrawn with 10 days notice.

NOTE: 5 - STOCKHOLDERS' EQUITY

Stock option plan. On May 16, 2000, the Company's stockholders approved an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance from 1,350,000 to 2,350,000.

NOTE: 6 - COMPREHENSIVE INCOME (LOSS)

For the quarters ended September 30, 2000 and 1999, comprehensive income was $10.8 million and $3.5 million, respectively. For the nine months ended September 30, 2000, comprehensive income was $32.2 million compared to a comprehensive loss of $1.6 million for the same period in 1999.

NOTE: 7 - SEGMENT INFORMATION

The Company has three operating segments comprising its prober products, inspection products and yield management software businesses. The Company's management has determined the operating segments based upon how the business is managed and operated. The Company evaluates performance and allocates resources based on operating income (loss), excluding unusual or infrequent occurring items. There are no significant inter-segment sales or transfers.

During the quarter ended September 30, 2000, the Company changed the presentation of its segments from the prior fiscal year. The Company has aggregated the prober products and inspection products businesses into one reportable segment based on the aggregation criteria in Statement of Financial Accounting Standard No. 131 (FAS 131). Previously, only the prober products business was presented as a reportable segment. The Company changed its reportable segments because inspection products exceeded the quantitative thresholds in FAS 131. The segment information for prior periods has been restated to reflect the new presentation.

The aggregated prober products and inspection products businesses are the only segment that is reportable based on the quantitative guidelines provided in FAS
131. The yield management software business is below the quantitative guidelines and is included with certain corporate charges and expenses under the heading "All Other."

The following is a summary of the Company's operating segments:

                                        Prober and
(in thousands)                          Inspection
Three months ended September 30,         Products      All Other         Total
--------------------------------        ----------     ---------         -----
2000
----
Sales to unaffiliated customers ....    $  55,794      $   2,221       $  58,015
Operating income (loss) ............    $  11,112      $  (1,617)      $   9,495

1999
----
Sales to unaffiliated customers ....    $  32,520      $   2,190       $  34,710
Operating income (loss) ............    $   2,843      $    (663)      $   2,180

(in thousands)                          Prober and
--------------                          Inspection
Nine months ended September 30,          Products      All Other         Total
-------------------------------         ----------     ---------         -----
2000
----
Sales to unaffiliated customers ....    $ 164,076      $   6,394       $ 170,470
Operating income (loss) ............    $  35,843      $  (5,793)      $  30,050

1999
----
Sales to unaffiliated customers ....    $  74,215      $   7,584       $  81,799
Operating loss .....................    $  (4,784)     $    (308)      $  (5,092)

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

NOTE: 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In March 2000, SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Electroglas, to the quarter ending June 30, 2000. In June 2000, SAB 101 was amended a second time by SAB 101B further delaying the implementation date to no later than the quarter ending December 31, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the year ending December 31, 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement FAS 133 at the beginning of fiscal 2002. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company does not expect that the adoption of FAS 133 will have a material impact on its financial position, results of operations or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Financial Statements of Electroglas and the related notes thereto. The statements contained in this Form 10-Q which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements include, but are not limited to statements regarding estimated taxes, cash flow, liquidity and anticipated cash needs and availability. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to risks and uncertainties such as: timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, introduction of competitors' products having technological and/or pricing advantages, and the continued integration of the businesses of Knights and Inspection Products into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. You should also consult the risk factors described from time to time in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and those disclosed in this discussion and analysis.

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                            Three months ended    Nine months ended
                                               September 30,         September 30,
                                            ------------------    -----------------
                                              2000       1999      2000       1999
                                              ----       ----      ----       ----
Net sales .................................  100.0 %    100.0 %   100.0 %    100.0 %
Cost of sales .............................   53.0       51.4      51.7       55.9
                                              ----       ----      ----       ----
Gross profit ..............................   47.0       48.6      48.3       44.1
                                              ----       ----      ----       ----
Operating expenses:
   Engineering, research and development...   12.2       19.7      12.3       24.4
   Selling, general and administrative ....   18.4       22.6      18.4       25.9
                                              ----       ----      ----       ----
Total operating expenses ..................   30.6       42.3      30.7       50.3
                                              ----       ----      ----       ----
Operating income (loss) ...................   16.4        6.3      17.6       (6.2)

Interest income ...........................    4.8        4.4       4.3        5.5
Other income (expense), net ...............   (0.2)       0.1      (0.2)      (0.2)
                                              ----       ----      ----       ----
Income (loss) before income taxes .........   21.0       10.8      21.7       (0.9)

Provision for income taxes ................    2.7        0.4       2.8        0.5
                                              ----       ----      ----       ----
Net income (loss) .........................   18.3 %     10.4 %    18.9 %     (1.4) %
                                              ====       ====      ====       ====

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended September 30, 2000 were $58.0 million, a 67.1% increase from net sales of $34.7 million in the comparable quarter last year. Net sales for the first nine months of 2000 were $170.5 million, a 108.4% increase from net sales of $81.8 million for the same period a year ago. The increases for both periods were due primarily to higher prober system unit sales as customers continued to spend for capacity expansion. Within the quarter ended September 30, 2000, prober manufacturing operations experienced materials shortages from some vendors that did not get corrected in time to meet scheduled customer shipments. The rapid growth of shipments has stretched the Company's vendor base. The Company has instituted plans to address the capability of its vendor base in the coming quarter.

For the quarters ended September 30, 2000 and 1999, net sales were comprised of prober and inspection systems ($49.7 million and $26.3 million, respectively), yield management software ($2.2 million and $2.2 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades ($6.1 million and $6.2 million, respectively) in support of the prober system business.

For the nine months ended September 30, 2000 and 1999, net sales were comprised of prober and inspection systems ($144.8 million and $58.9 million, respectively), yield management software ($6.4 million and $7.6 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades ($19.3 million and $15.3 million, respectively) in support of the prober system business.

For the quarter ended September 30, 2000, international sales accounted for 53.5% of net sales as compared to 35.5% for the same quarter last year. For the nine months ended September 30, 2000, international sales accounted for 50.9% of net sales as compared to 37.8% for the same period last year. During the current three and nine month periods, the Company experienced sales growth, in absolute dollars, across all its major geographic markets. For both periods, the increase in the percentage of international sales from 1999 was due to a larger percentage increase in both Asian Pacific and European sales, relative to the increase in North American sales. Sales to Japan were primarily denominated in Japanese yen. Sales to Europe were primarily denominated in U.S. dollars, except for France in which the invoiced currency was a mix between U.S. dollar and French franc.

Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, the Company's results of operations for the three and nine months ended September 30, 2000 may not necessarily be indicative of future operating results. Demand for the Company's products can change from period to period due to volatility in product demand and pricing. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit

For the quarter ended September 30, 2000, gross profit, as a percentage of sales, was 47.0% compared to 48.6% for the same quarter last year. The decrease was due primarily to higher material costs, offset partially by increased capacity utilization from higher unit volume.

For the nine months ended September 30, 2000, gross profit, as a percentage of sales, was 48.3% compared to 44.1% for the same period last year. The increase was due primarily to increased capacity utilization from higher unit volume, offset partially by higher material costs and lower selling prices from changes in product mix.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, changes in the proportion of international sales, level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $7.1 million in the third quarter of 2000, up 3.8% from $6.8 million in the comparable quarter last year. For the first nine months of 2000, these expenses were $20.9 million, up 4.9% from $20.0 million in the comparable period of a year ago. The increases for both periods were due primarily to an increase in workforce to support both the hardware and software businesses. As a percentage of sales, these expenses decreased to 12.2% in the third quarter of 2000 from 19.7% in the same quarter last year, and decreased to 12.3% in the first nine months of 2000 from 24.4% in the same period last year. The decreases were attributed to expenses increasing at a slower pace relative to higher sales.

Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $10.7 million in the third quarter of 2000, up 36.2% from $7.8 million in the comparable quarter last year. For the first nine months of 2000, these expenses were $31.4 million, up 47.9% from $21.2 million in the comparable period of a year ago. The increases for both periods were primarily due to accrued employee incentive compensation as the Company returned to profitability, additional occupancy costs related to the Company's move to its new facilities, and higher sales commissions. In addition, during the first nine months of 1999, the Company benefited from a reduction of accrued environmental remediation expenses of $0.7 million, and a settlement of $0.4 million for a purchase price contingency related to a past acquisition.

Interest Income

For the third quarter of 2000, interest income was $2.8 million compared to $1.5 million for the same quarter last year. For the first nine months of 2000, interest income was $7.2 million compared to $4.6 million for the same period last year. For both periods, the increase in interest income was principally due to higher yielding taxable instruments and higher average cash balances, and to a lesser extent, interest of $0.2 million related to tax refunds received in the current quarter.

Income Taxes

For the nine months ended September 30, 2000, the Company's estimated effective tax rate was 13% compared to an income tax provision of $0.5 million for the nine months ended September 30, 1999. The Company's estimated tax rate for 2000 includes the partial release of the valuation allowance related to net operating losses and tax credit carryforwards and the utilization of the current year estimated research and development tax credit. The tax provision for the nine months ended September 30, 1999 represented foreign income and withholding taxes only as the Company's federal and state taxes were estimated to be immaterial due to its loss position at the time. Management has concluded that a valuation allowance is necessary against certain deferred tax assets due to uncertainties surrounding their realization.

Other Issues

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In March 2000, SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Electroglas, to the quarter ending June 30, 2000. In June 2000, SAB 101 was amended a second time by SAB 101B further delaying the implementation date to no later than the quarter ending December 31, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the year ending December 31, 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement FAS 133 at the beginning of fiscal 2002. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company does not expect that the adoption of FAS 133 will have a material impact on its financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term investments were $168.2 million at September 30, 2000, an increase of $27.3 million from $140.9 million at December 31, 1999.

Cash provided by operating activities was $25.9 million during the first nine months of 2000. This was due to net income of $32.2 million and noncash charges to income of $5.5 million, offset by an increase in operating assets of $11.8 million. The negative effect from the changes in operating assets was due to an increase of $18.4 million in accounts receivable resulting from a higher level of shipments towards the end of the current quarter, and an increase of $9.9 million in inventories attributable primarily to production of new products for future market introduction, and delayed prober shipments due to materials shortages. This was offset partially by increases of $5.6 million in accrued liabilities, $5.6 million in accounts payable, $3.0 million in non-current liabilities, and a decrease of $2.1 million in prepaid expenses and other current assets.

Cash used in investing activities was $33.6 million due primarily from net purchases of investments of $24.3 million, and capital expenditures of $9.0 million to equip the Company's new facilities.

Cash provided by financing activities was $10.8 million from the sale of common stock under employee stock plans.

The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $5.6 million (denominated in Yen) with two Japanese banks. As of September 30, 2000, the amount outstanding was $1.5 million. These facilities enable the Company's Japanese subsidiary to finance its working capital requirements locally.

In March 1997, the Company entered into a $12.0 million five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance for certain buildings on the land. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at September 30, 2000, the annual lease payments currently represent approximately $3.3 million. These rates are sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease is approximately $41.1 million.

The lease contains certain restrictive covenants. At September 30, 2000, the Company was in compliance with these covenants. The Company was also in compliance with its lease collateral requirements and was not required to collateralize the lease. The Company voluntarily collateralized $48.3 million as of September 30, 2000, which was included in cash and cash equivalents since it can be withdrawn with 10 days notice.

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

                                        ELECTROGLAS, INC.

DATE: November 9, 2000                  BY: /s/ Armand J. Stegall
     ---------------------------------     -------------------------------------
                                           Armand J. Stegall
                                           Chief Financial Officer and
                                           Duly Authorized Officer

INDEX TO EXHIBITS

EXHIBIT        DESCRIPTION
-------        -----------
   27          Financial Data Schedule