Form 10-K405
period 2000-12-31
ELECTROGLAS INC
filed 2001-03-23
CIK 902281

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER: 0-21626

                               ELECTROGLAS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                          77-0336101
                 (STATE OF INCORPORATION)                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

6024 SILVER CREEK VALLEY ROAD, SAN JOSE, CALIFORNIA 95138                (408) 528-3000
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)           (REGISTRANT'S TELEPHONE NUMBER
                                                                      INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $390,986,000, based on the closing sale price as reported on the Nasdaq National Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     As of January 31, 2001, the Registrant had outstanding 20,853,000 of Common Stock.

     The Index to Exhibits is located beginning on Page 39.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Electroglas, Inc. ("Electroglas" or "the Company") is a world-leading supplier of process management tools to the global semiconductor industry. Semiconductor manufacturers depend on the Company's wafer probers, inspection systems and software to improve their productivity and control their processes, optimizing manufacturing efficiency. Historically, the Company's primary product has been automatic wafer probing equipment. Electroglas believes it is one of the largest suppliers of wafer probers worldwide. The Company has sold over 11,000 wafer probers from among its current product offerings and believes it is the leading supplier of the probers used in the United States and European markets. The Company's primary prober product offerings are its Horizon 4000 Series, EG4G200 and EG5G300 wafer probers. All of the Company's wafer probers feature linear motor technology, air bearings, advanced vision processing, sophisticated system software and high throughput.

     The Company is also involved in the development, manufacture, marketing, and servicing of semiconductor wafer inspection products and yield enhancement software as part of its strategy to move from a supplier of wafer probers to a process management tool provider. The move began with two acquisitions completed in 1997. In May 1997, Electroglas acquired Sunnyvale, California-based Knights Technology, Inc. ("Knights"). In December 1997, Electroglas acquired Albany, Oregon-based Techne Systems, Inc. (renamed "Electroglas Inspection Products"). Knights' primary product offerings are their open architecture Merlin's Framework CAD Navigation software and YieldManager yield management system and their respective modules. Electroglas Inspection Products' primary product offering is the QuickSilver line of automated wafer inspection systems. In December 2000, the Company also announced its intention to acquire Statware Inc., of Corvallis, Oregon, to further expand its product offerings in the process management area. The acquisition of Statware was completed in January 2001.

     Electroglas was formed on April 1, 1993, to succeed to the wafer prober business conducted by the Electroglas division of General Signal Corporation (former "Parent"). Immediately prior to the closing of the initial public offering of its Common Stock ("the IPO") on July 1, 1993, the Company assumed the assets and liabilities of the Electroglas division in the asset transfer. Following the IPO, the Company commenced operations as an independent corporation. The Company, through its predecessors, has been in the semiconductor equipment business for more than 40 years.

INDUSTRY BACKGROUND

     Semiconductor devices are fabricated by repeating a complex series of process steps on a substrate ("wafer"), which is usually made of silicon. These wafers measure three to twelve inches (75mm to 300mm) in diameter. Wafers are typically sent through a series of 100 to 400 process steps. A finished wafer consists of many integrated circuits (each referred to as a "device" or "die"), the number depending on the area of the circuits and the size of the wafer. Manufacturers have increasingly utilized larger diameter wafers to achieve more cost-effective production. The move to larger 300 mm (12 inch) wafers began in 1999.

     The Company's wafer probers and inspection products collect data that is easily accessed with their networking software and managed and analyzed by their yield enhancement software products -- providing a way to manage the complex fabrication process.

  Wafer Probing

     A wafer prober successively positions each integrated circuit ("die") on a wafer so that the electrical contact points ("pads") on the die align under and make contact with probe pins, which are located on a probe card mounted on the wafer prober. The probe card, which is generally custom made by other suppliers for the specific integrated circuit being tested, is connected to a test system, also supplied by other suppliers, which performs the required parametric or functional test. Parametric testing is performed during the wafer fabrication process ("in-line testing") and at the completion of the wafer fabrication process ("end-of-line testing") to measure electrical parameters that verify the reliability of the wafer fabrication process. Functional testing is performed after the completion of wafer fabrication to identify devices that do not conform to particular electrical specifications or performance criteria. This process is typically called "wafer sort." Wafers sometimes go through several functional testing steps.

  Post-fab Wafer Inspection

     Before wafers are sent from the wafer sort operation to final assembly, they typically undergo an optical inspection step performed by human operators. This identifies die with physical defects that may have passed electrical test, but are at risk of failure after the devices have been packaged. Sorting die both optically and electrically improves product reliability while avoiding the cost of packaging marginal die. Optical inspection on the sort floor is also used after wafer probe to determine whether the probe tips caused bond-pad damage. Wafer inspection tools automate this process of defect identification, defect classification, and feedback control processes. The tools can analyze each individual die on each wafer for defects and process excursions, identify the type of defect or pattern anomaly, measure the defect or anomaly, and pass the quantitative results to both upstream and downstream production machines.

  Yield Management Software

     Yield management software tools bring together fab data, inspection results, electrical test data, and product test data to help determine which process zones or tools contribute most significantly to yield loss. They provide a common location and format for presenting this data and doing cross-correlation between data types for the purpose of yield enhancement analysis in the wafer fab.

  CAD Navigation Software

     CAD Navigation software provides computerized interfaces and navigation capabilities for IC design, failure analysis (FA), defect review and debugging by cross-mapping information from different design representations of specific devices so that exact locations can be viewed in all three domains -- layout, netlist, and schematic -- simultaneously.

  Wafer Prober Market

     Semiconductor manufacturers use automatic wafer probers primarily during wafer sort, which occurs before the separation and packaging of each individual device. Wafer probers have been increasingly used during in-line and end-of-line testing and are also used for research and development, and quality and process control applications. In-line testing requires special equipment features such as cleanroom compatibility and low-noise electrical measurement capability, as tests are carried out during the manufacturing process. This testing is done to verify the manufacturing process while wafers are in an unfinished state where corrective action can occur. The Company estimates, based upon its experience, that wafer sort applications represent approximately 85% of the market for automatic wafer probers. The remaining 15% is divided between in-line and end-of-line testing and laboratory applications.

     A semiconductor manufacturer typically purchases wafer probers when outfitting a new wafer fabrication facility or expanding an existing facility. Wafer probers are also purchased to replace equipment in response to major changes in technology such as larger wafer sizes and greater device complexity. A semiconductor fabrication facility typically requires 20 to 80 probers to meet testing requirements on a timely basis. The purchase of semiconductor manufacturing equipment and spare parts, the integration of such equipment into production lines, and the training of employees on a particular supplier's equipment require significant expenditures by semiconductor manufacturers. To maximize the benefits of their investment in machinery, parts, production line integration and training, semiconductor manufacturers generally are reluctant to replace existing equipment with equipment from another supplier.

     Increasingly important to the wafer probing market is the collection and analysis of the large amounts of data generated during the wafer probing process. This wafer sort data is critical to semiconductor manufactur-ers, who use it to determine the quality of their fabrication processes, efficiency of their operations, and the ultimate value of the wafers.

  Wafer Inspection Market

     The requirement for automated inspection after the wafer manufacturing process is complete ("post fab") is growing. Both the costs of manual inspection and the changing technologies of the packaging processes are driving the need for more detailed inspection and process control in the post fab environment.

     The strong demand for lightweight, portable electronic devices is driving the growth of new flip chip packaging technologies. Unlike conventional packaging that uses fine gold wires to electrically connect the semiconductor chip to its package, flip chips utilize gold or solder bumps that are deposited onto bonding pads on the chip surface. The chips are then flipped into chip scale packages (packages that are only slightly larger then the actual chip) or directly onto printed circuit boards. Flip chips take up much less space then conventional chips, and due to the elimination of the gold wires, flip chips can also operate at higher speeds. The use of flip chip packaging is expected to grow rapidly as memory, ASIC and other device types are required to operate at high speed and in tight spaces.

     Wafer bumping is an expensive process, and the cost of flip chip packaging can be very high. Bumps that are deformed, missing, and oversized or undersized will cause the failure of flip chip devices. To avoid the cost of packaging defective chips, semiconductor manufacturers are turning to automated wafer inspection systems. Automated inspection systems must be able to inspect every bump on every wafer in order for semiconductor manufacturers to control their wafer bumping processes and screen out defective chips prior to probing and packaging.

     An emerging application for post fab inspection is the Micro
Electro-Mechanical (MEMS) device market. MEMS devices are miniaturized electromechanical devices such as switches, accelerometers and inkjet printheads, which are fabricated using semiconductor manufacturing techniques. These MEMS devices need optical inspection to verify the small structures fabricated into the structure of the device.

  Yield Management Market

     Yield, or the percentage of good die that can be realized from a wafer, is a critical factor in determining the profitability of a production line, and often the semiconductor company as a whole. Therefore, efforts to maximize the yield of each product line have become a key engineering priority at these companies. This has led to a growing need for tools that monitor and analyze defects. Also, as defect problems are brought under control, there has been an increased emphasis on finding and solving non-defect related problems.

     Historically, much of the software used in this market was developed in-house by the engineering group responsible for yield or through a dedicated software development group. This created some highly customized, but also inflexible and expensive to maintain, solutions to problems related to data storage and analysis. Many organizations are now looking to out-source this work to lower their support costs, maximize their engineers' productivity and increase the overall functionality of their analysis tools.

  CAD Navigation Market

     CAD Navigation (CAD NAV) software is typically used in design debug, low-yield analysis and failure analysis. Engineers use CAD NAV software to move their probing, measurement or diagnostic equipment to a chip's internal locations or to locate on screen the faults on a chip. In recent years, new technologies have made design debug and failure analysis increasingly difficult. For example, the decreasing feature sizes make visualization difficult; rising device count makes data handling difficult; multiple interconnect layers make device access difficult; and flip chip technology makes both device access and visualization difficult. CAD Navigation software helps engineers simplify the process.

COMPANY STRATEGY

     Electroglas has become a leader in the wafer probing market through a combination of strengths, including advanced technical capabilities, close relationships with the leading manufacturers of integrated circuits, a broad line of high quality products, and a well-established, highly qualified distribution organization. Building on these strengths, Electroglas' strategy is comprised of the following key elements:

     - Focus on Technological Innovation. The Company has invested heavily in research and development to add features and functionality to its products. The Company was the first to introduce automatic wafer probers using a linear motor positioning system for precise motion control and digital pattern recognition processors for automatic alignment and was the first to introduce automatic wafer probers for use with eight-inch wafers. The Company expects to continue to invest in research and development to anticipate and address technological advances in semiconductor processing.

     - Maintain Strong Customer Relationships. The Company has long-standing relationships with its customers. The Company's development of products and product enhancements is market-driven. Engineering, sales and management personnel collaborate with customer counterparts to determine customers' needs and specifications. The Company intends to continue to strengthen its existing customer relationships by continuing to provide high levels of service and support.

     - Emphasize Quality Products. The Company believes it has developed a reputation as a leader in providing high-quality products. The Company was chosen as one of the "10 Best" test and measurement equipment manufacturers for nine years in a row in an annual customer survey conducted by VLSI Research, Inc. The Company has received quality awards from its customers and the SEMATECH Partnering for Total Quality award. The Company has a companywide quality program and received ISO 9002 Certification in 1997 and ISO 9001 Certification in 2000. The Company's quality training program emphasizes continuous improvement; data driven decisions; and close collaboration among the Company's employees, customers and suppliers. The Company trains all of its employees in basic quality skills. The Company also regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel.

     - Expand Product Lines and Applications. The Company intends to capitalize on its market position and technical skills to further broaden existing product lines through internally developed products and, from time to time, through strategic alliances and acquisitions such as the Knights and Techne acquisitions of 1997 and the Statware acquisition in 2001.

PRODUCTS

  Wafer Probers

     Horizon 4000 Series: The 4090u (micro) and the 4090f are the Company's primary offerings in the Horizon 4000 Series of wafer probers. This product line is positioned to satisfy high-volume semiconductor manufacturing applications. The Horizon 4000 Series provides many advanced automation capabilities, including automatic probe-to-pad-alignment, in-process inspection and optical character recognition (OCR), and a temperature-controlled chuck top, providing the ability to maintain precisely a customer-selected wafer temperature during testing. The 4090u prober also offers an integrated mini-environment and clean air system to provide a class 1 probing environment. The 4090f prober has a unique wafer handing system that allows wafers to be probed which could not normally be handled on an automated prober. The Horizon Series utilizes the Company's EGCommander system software, which allows significant application and customer driven customization of the wafer prober and is compatible with the standard MS-DOS operating system. The user interface features color graphics, touch screen programming, probing recipes, control maps, and real-time maps. The Horizon 4000 Series probers feature a distributed multiple processor architecture to maximize productivity and expandability.

     The EG4/200: Introduced in 1999, the EG4/200 is targeted at high-end probing applications for 200mm wafers. The EG4/200 utilizes a unique "probe-centered z-drive" to provide very low deflections even under extremely high probe forces. This is important when testing multi-site or high pin count devices. The EG4/200 retains many of the features of the Horizon 4090 series probers such as linear motor and air-bearing positioning system. The EG4/200 uses a new version of the Company's EGCommander system software, which runs under the Windows-NT operating system.

     EG5/300: Introduced in 1999, the EG5/300 is a new generation of wafer prober from Electroglas. It is targeted at the emerging 300mm wafer probing market. The EG5/300 utilizes a completely new system architecture that allows for faster and more accurate probing over the larger wafer sizes. Closed loop motion control and linear motors ensure precise wafer positioning over a wide range of temperatures and operating conditions. A modular design allows for configuration flexibility to meet the diverse needs of the emerging 300mm market. The EG5/300 uses a new version of the Company's EGCommander system software, which runs under the Windows-NT operating system.

     EG5/300e: The EG5/300e, introduced in December 2000, is targeted at the parametric test ("e-test") segment of the 300mm market. Based on the EG5/300, the EG5/300e incorporates patented technology licensed from our partner, Cascade Microtech Inc. This technology allows extremely precise, low-level electrical measurements to be made at the wafer level. This type of electrical measurement performance is becoming increasingly critical for advanced sub-micron semiconductor processes.

  Sort Floor Network Products

     Electroglas' SORTnet solution is a system of software products that allows the integration of the Company's prober products into standard local area networks found in semiconductor manufacturing operations. The network products help manufacturers to monitor the entire probing operation, collect test data on a real-time basis, centrally control prober setup, and facilitate key manufacturing advancements, including offline inking and inkless probing to improve productivity. The acquisition of Statware in January 2001 will allow the extension of SORTnet software products into "e-diagnostics" and other Web-enabled applications.

  Yield Management

     YieldManager, introduced in 1994, is an integrated enterprise wide, client-server yield enhancement system for sub-micron semiconductor fabrication facilities. YieldManager takes the output from testers, probers and inspection equipment used at various points in the semiconductor fabrication process as well as process data from the process equipment and correlates and manages it in a manner that enables the fab operator to maximize manufacturing yield. YieldManager provides an encompassing, integrated approach to yield management and automates processes previously managed separately and often manually.

  CAD Navigation

     Merlin's Framework(TM) is Knights' principal CAD navigation product that uses semiconductor CAD data to locate physical attributes of the semiconductor itself. Merlin's Framework provides visual representations of circuits that can be manipulated, rotated, exploded, searched, and linked with ease. With the application tools, features and options available through Merlin's Framework, users can convert layout, netlist and schematic data and establish cross-mapping links between these data -- with a single tool in just a few steps. A complete Merlin's Framework system speeds problem solving by providing cross-mapping between design representations of specific device nodes so that those exact locations can be viewed in all three domains simultaneously. Merlin's Framework has been used in the semiconductor industry for failure analysis and process diagnostics and is a leading CAD navigation product.

     Logic Bitmap, introduced in 2000, allows users to analyze complex logic circuits using powerful tools and techniques typically available only in memory applications. Using these techniques, circuit designers can trace circuit failures to specific locations within the design.

  Wafer Inspection Products

     The QuickSilver series of automated wafer inspection products are designed for inspection of wafers in the post fab environment. These products feature sophisticated technologies such as Time Delay Integration (TDI) and dedicated image processing systems that allow for high-speed acquisition of complex images from the wafer surface. This high-speed image acquisition allows the QuickSilver system to be used in production applications, inspecting every die on every wafer. Different models of the QuickSilver system are targeted at solder bump and gold bump inspection applications. There is also a QuickSilver model targeted at MEMS device applications.

ENGINEERING, RESEARCH AND DEVELOPMENT

     The market for semiconductor manufacturing equipment is characterized by continuous technological development and product innovation. The Company believes that continued, timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering, research and development programs. The Company uses its close relationships with key customers to make product improvements that respond to such customers' needs.

     Engineering, research and development expenses were $28.3 million, $26.9 million and $30.5 million in 2000, 1999 and 1998, respectively, or 12.6%, 21.2% and 30.1% of net sales, respectively. Engineering, research and development expenses consist primarily of salaries, project materials and other costs associated with the Company's ongoing efforts.

MARKETING, SALES AND SERVICE

     The Company primarily sells its products directly to end-users and believes that using a direct sales force provides a significant competitive advantage in communicating with customers and responding to market demands. The Company generally sells product on net 30-day terms to most customers. Other, primarily foreign, customers are required to deliver a letter of credit typically payable upon product delivery. The Company generally warrants its products for a period of up to 12 months from shipment for material and labor repair. Installation is customarily included in the price of the product. The Company's field engineers provide customers with call out repair and maintenance services for a fee. Customers may enter into repair and maintenance service contracts covering the Company's products. For a fee, the Company trains customer employees to perform routine service. Telephone consultation services are generally provided free of charge.

     In the United States, Electroglas maintains sales and service offices in Arizona, California, Oregon, Massachusetts and Texas. In Europe, the Company maintains sales and service locations in France, Germany and the United Kingdom. In Asia, the Company maintains direct sales and service locations in Japan, Korea, People's Republic of China, Singapore and Taiwan. As of December 31, 2000, the Company employed approximately 190 people worldwide in sales, service, applications, logistics, technical support and customer service.

CUSTOMERS

     Electroglas sells its products to leading semiconductor manufacturers throughout the world. In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively. In 1999, STMicroelectronics and IBM accounted for 19% and 14% of net sales, respectively. No single customer accounted for more than 10% of net sales in 1998. International sales represented 53%, 38% and 43% of the Company's net sales in 2000, 1999 and 1998, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

MANUFACTURING AND SUPPLIERS

     The Company's assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished prober systems, spares and upgrades configured to customer specifica-tions. In the third quarter of 1999, the Company outsourced its sub-assembly and machine shop operations to Sanmina Corporation, a contract manufacturer. The Company believes that outsourcing enables it to conserve working capital, better adjust manufacturing volumes, and reduce total manufacturing cycle time. The Company schedules production based upon firm customer commitments and anticipated orders during the planning cycle. The agreement with Sanmina was terminated in December 2000, and other outsourcing arrangements were used in the normal course of business.

     Quality control is maintained through the assembly and test process, with documented instructions and test procedures and final inspection for all manufactured equipment prior to shipment. The Company trains all of its employees in basic quality skills and regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. The Company is ISO 9001 Certified.

     Certain of the components and subassemblies included in the Company's products are obtained from a single source. However, the Company believes that alternative sources exist or can be developed, if necessary.

BACKLOG

     As of December 31, 2000, the Company's backlog was approximately $54.6 million, which included cumulative deferred revenue of $9.2 million from the adoption of SAB 101, as compared to approximately $32.7 million as of December 31, 1999. The Company generally ships orders within 10 weeks after receipt of a customer's purchase order. Due to possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often reflect orders shipped in the same quarter received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

     The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company believes that its products compete favorably with respect to each of these factors.

     The Company's major competitors in the prober market segment are Tokyo Electron Limited ("TEL") and Tokyo Seimitsu ("TSK"). The major competitor in the post fab inspection market segment is August Technologies. The main competitor in the yield management software market segment is KLA-Tencor. Some of the Company's competitors have greater financial, engineering and manufacturing resources than the Company as well as larger service organizations and long-standing customer relationships. There can be no assurance that levels of competition in the Company's particular product market will not intensify or that the Company's technological advantages may not be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. (See "Factors That May Affect Results and Financial Condition -- Highly Competitive Industry, Japanese Market Segment and Japanese Competition.")

PATENTS, TRADEMARKS, COPYRIGHTS AND OTHER INTELLECTUAL PROPERTY

     The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees, rather than on patents, trademarks and copyrights. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. The Company owns various patents and has applied for additional patent protection in the United States and abroad for the technology in its products. The Company also has several registered United States and international trademarks. The Company maintains unregistered copyrights on its software and typically maintains the source code for its products as a trade secret.

     The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently gain information and techniques or otherwise gain access to the Company's trade secrets or that the Company can meaningfully protect its trade secrets. (See "Factors That May Affect Results and Financial
Condition -- Patents and Other Intellectual Property.")

EMPLOYEES

     As of December 31, 2000, the Company employed approximately 673 people. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract and retain such employees, who are in great demand. The Company has never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

     In the first quarter of 2000, the Company consolidated its executive office, manufacturing, engineering, research and development operations, and Knights headquarters into an approximately 260,000 square foot facility located in San Jose, California. This space is under a lease expiring in 2003, with monthly rent payments based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at December 31, 2000, the annual lease payments currently represent approximately $3.4 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET PRICES FOR COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market System under the symbol "EGLS." The following table sets forth for the periods indicated the actual high and low sales prices per share of common stock as reported on the Nasdaq National Market System:

                                                                 2000              1999
                                                             -------------    --------------
                        FISCAL YEAR                          HIGH     LOW     HIGH      LOW
                        -----------                          ----    -----    -----    -----
1st Quarter................................................  43 7/16 22 1/8   16 3/4   11 27/32
2nd Quarter................................................  40 5/8  21 1/2   20       11 1/2
3rd Quarter................................................  25 3/16 17 1/16  24 3/4   18 1/8
4th Quarter................................................  17 5/16 12 15/16 28 15/16 20 9/16

     The Company has never declared or paid cash dividends on the shares of common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. As of January 31, 2001, the Company had approximately 8,000 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     On December 3, 1999, the SEC Staff issued Staff Accounting Bulletin ("SAB No. 101"), "Revenue Recognition in Financial Statements." The SEC Staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. In connection with its adoption of SAB No. 101, the Company recorded a non-cash charge of $2.0 million, or $0.09 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The Company's revenue recognition policies are disclosed in Note 1 to the Company's Consolidated Financial Statements.

                                                                YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                  2000        1999        1998        1997        1996
                                                --------    --------    --------    --------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED CONSOLIDATED FINANCIAL DATA
Net sales.....................................  $225,529    $126,695    $101,599    $150,035    $151,950
                                                --------    --------    --------    --------    --------
Gross profit..................................   107,520      57,795      33,724      63,626      72,284
Engineering, research and development.........    28,336      26,865      30,538      21,897      18,672
Selling, general and administrative...........    42,430      29,667      33,334      32,532      24,758
In-process research and development...........        --          --          --      27,029          --
Impairment of long-lived assets...............        --          --       9,578          --          --
                                                --------    --------    --------    --------    --------
Operating income (loss).......................    36,754       1,263     (39,726)    (17,832)     28,854
Interest and other income, net................     9,573       6,171       5,527       4,844       4,847
                                                --------    --------    --------    --------    --------
Income (loss) before income taxes.............    46,327       7,434     (34,199)    (12,988)     33,701
Provision (benefit) for income taxes..........     3,854       1,858      (2,614)      2,949       9,242
                                                --------    --------    --------    --------    --------
Income (loss) before cumulative effect of
  change in accounting principle..............    42,473       5,576     (31,585)    (15,937)     24,459
Cumulative effect of change in accounting
  principle, net of $0 tax....................    (2,029)         --          --          --          --
                                                --------    --------    --------    --------    --------
         Net income (loss)(1)(2)..............  $ 40,444    $  5,576    $(31,585)   $(15,937)   $ 24,459
                                                ========    ========    ========    ========    ========
Basic net income (loss) per share before
  cumulative effect of change in accounting
  principle...................................  $   2.06    $   0.28    $  (1.62)   $  (0.86)   $   1.38
Cumulative effect of change in accounting
  principle...................................     (0.10)         --          --          --          --
                                                ========    ========    ========    ========    ========
         Basic net income (loss) per share....  $   1.96    $   0.28    $  (1.62)   $  (0.86)   $   1.38
                                                ========    ========    ========    ========    ========
Diluted net income (loss) per share before
  cumulative effect of change in accounting
  principle...................................  $   2.01    $   0.27    $  (1.62)   $  (0.86)   $   1.36
Cumulative effect of change in accounting
  principle...................................     (0.09)         --          --          --          --
                                                ========    ========    ========    ========    ========
         Diluted net income (loss) per
           share..............................  $   1.92    $   0.27    $  (1.62)   $  (0.86)   $   1.36
                                                ========    ========    ========    ========    ========
Pro forma amounts assuming the accounting is
  applied retroactively (unaudited):
  Net income (loss)...........................  $ 42,473    $  5,160    $(32,377)          *           *
  Basic net income (loss) per share...........  $   2.06    $   0.26    $  (1.67)          *           *
  Diluted net income (loss) per share.........  $   2.01    $   0.25    $  (1.67)          *           *
Working capital...............................  $215,900    $165,731    $136,643    $172,423    $159,376
Total assets..................................   282,230     202,191     184,241     228,919     197,866
Short-term borrowings.........................     1,232       1,624         566       1,160       1,790
Total equity..................................   234,029     177,338     167,667     199,734     173,651

---------------
 * Data was not available in sufficient detail to provide pro forma information for these years.

(1) Net loss for 1997 includes pretax in-process research and development charges of $23.5 million and $3.5 million resulting from the acquisitions of Knights Technology, Inc. and Techne Systems, Inc., respectively. In addition, the Company incurred a $1.6 million pretax charge in 1997 for environmental remediation costs.

(2) Net loss for 1998 includes a $9.6 million pretax charge for impaired technology and intangibles related to previous acquisitions and a $8.1 million charge related to the revaluation of the Company's deferred tax assets.

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

     The Company's fiscal year end is December 31. The Company's fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30. The following information below demonstrates the effect on Q1 through Q3, 2000 as if the provisions of SAB 101 had been applied as of the beginning of fiscal year 2000:

                                                                    QUARTER
                            ----------------------------------------------------------------------------------------
           2000                      FIRST                      SECOND                     THIRD             FOURTH
           ----             ------------------------   ------------------------   ------------------------   -------
                                AS                         AS                         AS
                            PREVIOUSLY                 PREVIOUSLY                 PREVIOUSLY
                             REPORTED    AS RESTATED    REPORTED    AS RESTATED    REPORTED    AS RESTATED
                            ----------   -----------   ----------   -----------   ----------   -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.................   $53,367       $50,102      $59,088       $56,593      $58,015       $59,359     $59,475
Gross profit..............    26,536        24,532       28,601        27,957       27,268        28,144      26,887
Income before cumulative
  effect of change in
  accounting principle....     9,624         8,807       11,959        11,602       10,612        11,936      10,128
Cumulative effect of
  change in accounting
  principle...............        --        (2,029)          --            --           --            --          --
                             -------       -------      -------       -------      -------       -------     -------
          Net income......   $ 9,624       $ 6,778      $11,959       $11,602      $10,612       $11,936     $10,128
                             =======       =======      =======       =======      =======       =======     =======
Amounts per common share
  (diluted):
Income before cumulative
  effect of change in
  accounting principle....   $  0.45       $  0.42      $  0.56       $  0.54      $  0.50       $  0.57     $  0.49
Cumulative effect of
  change in accounting
  principle...............        --         (0.10)          --            --           --            --          --
                             -------       -------      -------       -------      -------       -------     -------
          Net income......   $  0.45       $  0.32      $  0.56       $  0.54      $  0.50       $  0.57     $  0.49
                             =======       =======      =======       =======      =======       =======     =======

                                                                      QUARTER
                                                      ----------------------------------------
                        1999                           FIRST     SECOND      THIRD     FOURTH
                        ----                          -------    -------    -------    -------
Net sales...........................................  $17,332    $29,757    $34,710    $44,896
Gross profit........................................    6,290     12,955     16,859     21,691
Net income (loss)...................................   (5,856)     1,093      3,609      6,730
Basic net income (loss) per share...................    (0.30)      0.06       0.18       0.34
Diluted net income (loss) per share.................    (0.30)      0.05       0.18       0.33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   52.3      54.4      66.8
                                                              -----     -----     -----
Gross profit................................................   47.7      45.6      33.2
                                                              -----     -----     -----
Operating expenses:
  Engineering, research and development.....................   12.6      21.2      30.1
  Selling, general and administrative.......................   18.8      23.4      32.8
  Impairment of long-lived assets...........................     --        --       9.4
                                                              -----     -----     -----
          Total operating expenses..........................   31.4      44.6      72.3
                                                              -----     -----     -----
Operating income (loss).....................................   16.3       1.0     (39.1)
Interest income.............................................    4.4       5.0       5.5
Other expense, net..........................................   (0.2)     (0.1)     (0.1)
                                                              -----     -----     -----
Income (loss) before income taxes...........................   20.5       5.9     (33.7)
Provision (benefit) for income taxes........................    1.7       1.5      (2.6)
                                                              -----     -----     -----
Income (loss) before cumulative effect of change in
  accounting principle......................................   18.8       4.4     (31.1)
Cumulative effect of change in accounting principle, net of
  $0 tax....................................................   (0.9)       --        --
                                                              -----     -----     -----
          Net income (loss).................................   17.9%      4.4%    (31.1)%
                                                              =====     =====     =====

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NET SALES

     Net sales were $225.5 million in 2000, up 78.0% from $126.7 million in 1999. Net sales were $126.7 million in 1999, up 24.7% from $101.6 million in 1998. During 1998, the semiconductor equipment market experienced a downturn brought on in large part by depressed DRAM pricing, production over-capacity, and the difficulties in the Asian financial markets. During 1999, the Company showed sequential quarterly sales growth, reflecting the recovery in the semiconductor equipment industry. The recovery continued into 2000, as customers continued to spend for capacity expansion in response to the growth in demand for semiconductors. As a result, the sales increases in 2000 from 1999, and 1999 from 1998, were due primarily to higher system unit sales from the Company's core prober and inspection business. Historically, the semiconductor and semiconductor equipment industries have been cyclical. Due to a recent softening in the semiconductor industry, the Company has begun to experience a slowdown in equipment orders during the fourth quarter of 2000 that may adversely impact 2001 sales. The Company is uncertain as to the duration and severity of this next down cycle.

     Net sales were comprised of prober and inspection systems ($189.6 million, $95.4 million and $75.7 million for 2000, 1999 and 1998, respectively), yield management software ($8.5 million, $9.9 million and $7.9 million for 2000, 1999 and 1998, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses ($27.4 million, $21.4 million and $18.0 million for 2000, 1999 and 1998, respectively). Service revenue was less than 10% of net sales in each year.

     International sales represented 53%, 38% and 43% of net sales for the years 2000, 1999 and 1998, respectively. During 2000 and 1999, the Company experienced sales growth, in absolute dollars, across its major geographic markets. The increase in the percentage of international sales in 2000 from 1999 was due to an increase in the purchase of probers by major customers in Europe and Asia. The decrease in the percentage of international sales in 1999 from 1998 was due to a larger percentage increase in North American sales, relative to both European and Asian sales. French sales included in international sales represented 20%, 11% and 11% of the Company's net sales in 2000, 1999 and 1998, respectively.

     Sales to Japan were denominated in Japanese yen. Sales to the rest of Asia and Europe were primarily denominated in United States dollars, except for France in which the invoiced currency was a mix between the United States dollar and French franc. The Company anticipates that international sales will continue to be a significant portion of net sales in 2001.

GROSS PROFIT

     Gross profit was 47.7%, 45.6% and 33.2% in 2000, 1999 and 1998, respectively. The increase in gross profit in 2000 compared to 1999 was due primarily to increased capacity utilization from higher unit volume and lower material costs, offset partially by lower selling prices from changes in product mix. The increase in gross profit in 1999 compared to 1998 was due primarily to manufacturing efficiencies from larger production volume. In addition, 1998 gross profit was negatively impacted by the disposal of obsolete and excess inventories in the prober business and the impact on cost of sales of the sale of inventories that were recorded at fair value as part of the acquisition of Techne.

     The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, level of software sales, and excess manufacturing capacity costs.

ENGINEERING, RESEARCH AND DEVELOPMENT

     Engineering, research and development (ER&D) expenses were 12.6%, 21.2% and 30.1%, as a percentage of sales, for 2000, 1999 and 1998, respectively. In 2000, ER&D expenses were $28.3 million, up 5.5% from $26.9 million in 1999. This increase reflects ongoing investment in new product development programs in both the hardware and software businesses.

     In 1999, ER&D expenses were $26.9 million, down 12.0% from $30.5 million in 1998. This decrease was primarily a result of savings from 1998 cost reduction measures and lower development expenses in 1999 compared to the accelerated spending in the 300mm and the 4090u (micro) programs in 1998.

     The Company believes that to remain competitive, it must continue to invest in research and development through business cycle downturns. The Company's research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company's research and development efforts.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative (SG&A) expenses were 18.8%, 23.4% and 32.8%, as a percentage of sales, in 2000, 1999 and 1998, respectively. In 2000, SG&A expenses were $42.4 million, up 43.0% from $29.7 million in 1999. This increase was primarily due to higher employee incentives and sales commission costs and additional occupancy expenses related to the Company's move to its new facilities.

     In 1999, SG&A expenses were $29.7 million, down 11.0% from $33.3 million in 1998. This decrease was due primarily to workforce reductions from prior year levels and routine spending reduction programs initiated during the industry downturn in 1998. In addition, 1999 benefited from a reduction of accrued environmental remediation expenses of $0.7 million that were no longer required based on the Company's reassessment of the ongoing remediation efforts and a settlement of $0.4 million for a purchase price contingency related to a past acquisition.

INTEREST INCOME

     Interest income was $10.0 million, $6.3 million and $5.6 million in 2000, 1999 and 1998, respectively. The increase in interest income in each year was principally due to higher yielding instruments and higher average cash balances.

OTHER EXPENSE, NET

     Other expense, net was $0.2 million, $0.1 million and $0.1 million in 2000, 1999 and 1998, respectively. These amounts consist primarily of foreign exchange losses.

IMPAIRMENT OF LONG-LIVED ASSETS

     In the fourth quarter of 1998, the Company recorded asset impairment charges of $9.6 million. The charge principally relates to long-lived assets, including goodwill acquired in the 1997 acquisitions of Techne Systems, Inc. and Knights Technology, Inc. The charges were recorded in accordance with Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long Lived Assets." Standard 121 requires that the Company analyze whether the cash flows attributable to an asset support the value assigned to that asset in the financial statements. Where estimated cash flow is not sufficient to recover the asset's net carrying value, a fair value approach is taken towards reassigning a carrying value to the asset.

     During the second half of 1998, the Company did not receive any orders for a new Techne inspection product being developed. Consequently, there were no inspection products in backlog at the end of the year, and there was significant uncertainty as to future orders. In light of this, the Company re-evaluated its forecast for such products. The Company expected that it would not be able to recover the carrying value of the long-lived assets related to Techne and recorded an impairment loss in the fourth quarter of 1998.

     In addition, the Company experienced lower than expected sales of Knights' products, which resulted in an operating loss for Knights in 1998. In light of this, the Company reevaluated its forecast for Knights products. The Company expected that it would not be able to recover the carrying value of the long-lived assets related to Knights and recorded an impairment loss in the fourth quarter of 1998.

INCOME TAXES

     The income tax rate as a percentage of income was 8.7% in 2000. In 1999 and 1998, the income tax rate (benefit) as a percentage before income taxes was 25.0% and (7.6%), respectively. The decrease in the 2000 income tax rate compared to 1999 reflects the partial release of the valuation allowance related to net operating losses and tax credit carryforwards and the utilization of the current year estimated research and development tax credits. The increase in the 1999 income tax rate compared to 1998 reflects the partial release of the valuation allowance recorded against the 1998 net deferred tax assets offset by the valuation allowance recorded against federal and state tax credits generated in 1999. The net deferred tax assets at December 31, 2000 were $9.8 million, which is net of a $7.7 million valuation allowance established against certain deferred tax assets due to uncertainties surrounding their realization. Realization of the Company's net deferred tax assets depends on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. It is management's assessment that future levels of taxable income will be sufficient to realize the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents, and short-term investments were $164.5 million at December 31, 2000, an increase of $23.6 million from $140.9 million at December 31, 1999.

     Cash provided by operating activities was $23.8 million for the year 2000. This was due to net income of $40.4 million and noncash charges to income of $6.8 million, offset partially by an increase in operating assets of $13.6 million and an increase in deferred income taxes of $10.0 million. The negative effect from the changes in operating assets was due to an increase of $24.3 million in accounts receivable resulting from a higher level of shipments towards the end of the current quarter, and an increase of $19.0 million in inventories attributable primarily to initial production of new products and a slowdown of business in the last quarter of 2000. This was offset partially by increases of $11.8 million in accrued liabilities, $8.9 million in accounts payable, $5.4 million in income taxes payable, and $2.7 million in non-current deferred revenue.

     Cash used in investing activities was $37.2 million due primarily to net purchases of investments of $24.4 million, and capital expenditures of $11.2 million on equipment, furniture and fixtures in connection with the Company's move to new facilities.

     Cash provided by financing activities was $11.5 million from the sale of common stock under employee stock plans, offset by net payments of $0.4 million on short-term borrowings by the Company's Japanese subsidiary.

     The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $3.3 million (denominated in yen) with two Japanese banks. A $1.8 million standby letter of credit issued by the Company guarantees one of the facilities. As of December 31, 2000, the amount outstanding was $1.2 million (denominated in yen), renewable quarterly at the current bank interest rate (1.9% at December 31, 2000). These facilities are used by the Company's Japanese subsidiary to finance its working capital requirements.

     In March 1997, the Company entered into a $12.0 million, five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a building construction allowance. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at December 31, 2000, the annual lease payments currently are approximately $3.4 million. These rates are sensitive to inflation and other economic factors, and a significant increase in interest rates may have a negative impact on the earnings of the Company. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease at December 31, 2000, is approximately $41.1 million. The lease contains certain restrictive covenants, and at December 31, 2000, the Company was in compliance with these covenants. The Company was also in compliance with its lease collateral requirements and was not required to collateralize the lease. The Company voluntarily collateralized $48.3 million as of December 31, 2000, which was included in cash and cash equivalents since it can be withdrawn with 10 days notice.

     The Company's principal source of liquidity as of December 31, 2000, consisted of $164.5 million of cash, cash equivalents, and short-term investments. Historically, the Company has generated cash in an amount sufficient to fund its operations. The Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures for the foreseeable future.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

     The statements contained in this Form 10-K that are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans, or intentions regarding the future. Forward-looking statements in this document include statements in Item 1 under the headings "Overview" regarding the Company's strategy to move from a supplier of wafer probers to a process management tool provider; "Company Strategy" with respect to the Company's expectations regarding continued emphasis on research and development in an effort to anticipate and address technological advances in semiconductor processing, continuing to strengthen the Company's existing customer relationships by continuing to provide high levels of support and service and the Company's intentions regarding broadening existing product lines through internally developed products and strategic alliances and acquisitions; "Manufacturing and Suppliers" regarding the effect of outsourcing certain of our operations; and "Backlog" regarding backlog. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward looking-statement or statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The following important factors, as well as those set forth in the previous discussion in Item 1 hereof, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the Company's actual consolidated operating results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

RISK FACTORS

     Semiconductor Industry Downturns Adversely Affect Electroglas Revenues and Operating Results. The Company's business largely depends on capital expenditures by semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The industry had an overcapacity situation that began during the period between 1995 and 1997, when a significant number of new or expanded fabs were brought into production, creating a significant over capacity and declining prices for devices, especially DRAM. These events caused certain semiconductor manufacturers to postpone or cancel equipment deliveries to previously planned expansions or new fab construction projects, which in turn resulted, according to an industry analyst, in a 29% decline in the worldwide sales of semiconductor capital equipment in 1998. In 1999, the worldwide semiconductor industry recovered from its prolonged downturn, growing 18.9 percent as companies ramped up production and capacity utilization. This, in turn, drove a 12.1 percent increase in the semiconductor equipment market. The upturn continued in 2000 until the last quarter, when signs of demand softening reappeared. There can be no assurance that the semiconductor industry will not again experience downturns or slowdowns in the future, which would likely materially and adversely affect the Company's business and operating results. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive customer service and support capabilities limits the Company's ability to reduce expenses during such downturns.

     Variability and Uncertainty of Quarterly Operating Results. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company's backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. The Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Other factors that may influence the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, the Company's ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by the Company's competitors. Accordingly, the Company's results of operations are subject to significant variability and uncertainty from quarter to quarter.

     Dependence on New Products and Processes. Electroglas believes that its future success will depend in part upon its ability to continue to enhance existing products and to develop and manufacture new products, particularly those related to implementation of the Company's strategy to become a process management tool provider. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new products; that the Company will be able to develop and introduce new products in a timely manner; enhance its existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which the Company is developing new products or expects to sell current products, such as the market for 300 mm wafer probers and markets related to the growth in the use of flip chips, will develop sufficiently. To develop new products successfully, the Company depends on close relationships with its customers and the willingness of those customers to share information with the Company. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position and results of operations.

     Dependence on Principal Customers. For the years ended December 31, 2000, 1999 and 1998, five of the Company's customers accounted for 56%, 52% and 38%, respectively, of its net sales. In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively. In 1999, STMicroelectronics and IBM accounted for 19% and 14% of net sales, respectively. No single customer accounted for more than 10% of net sales in 1998. If one or more of the Company's major customers ceased or significantly curtailed its purchases, it would likely have a material adverse effect on the Company's results of operations.

     Highly Competitive Industry. Electroglas faces substantial competition from established competitors, some of which, in particular Tokyo Electron Limited ("TEL"), Tokyo Seimitsu ("TSK") and KLA-Tencor, are larger companies that have greater financial, engineering and manufacturing resources than the Company, larger service organizations, and long-standing customer relationships. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect the Company's results of operations. Although the Company believes it has certain technological and other advantages over its competitors, maintaining and capitalizing on these advantages will require the Company to continue a high level of investment in engineering, research and development, marketing, and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make these investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. (See "Business -- Competition.")

     Japanese Market Segment and Japanese Competition. Electroglas believes that competing Japanese companies in the prober market segment have a competitive advantage because they dominate the Japanese market segment (comprised of semiconductor fabrication facilities located in Japan and those located outside Japan that are controlled by Japanese companies). Electroglas has found it difficult to penetrate the large and technically advanced Japanese market, which represents a substantial percentage of the worldwide wafer prober market. (See "Business -- Competition.")

     While Japanese semiconductor manufacturers in recent years have begun to build semiconductor fabrication facilities outside Japan, Electroglas has not yet had significant sales into such facilities. Further, Japanese semiconductor manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers; these licenses typically include a recommendation to use wafer probers and other semiconductor equipment manufactured by Japanese companies. In particular, Electroglas may be at competitive disadvantage with respect to the Japanese semiconductor capital equipment suppliers who have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. There can be no assurance that Electroglas will be able to establish a significant presence in or ever compete successfully in the Japanese market segment. In addition, to the extent that the slowdown in the Japanese market segment has left the Company's Japanese competitors with excess inventory or excess capacity, they may offer substantial discounts on their products, increasing pricing pressure in both the Japanese market segment and elsewhere. Furthermore, weakness of the yen compared to the dollar may exacerbate this situation.

     Patents and Other Intellectual Property. The Company's success depends in significant part on its intellectual property. While the Company attempts to protect its intellectual property through patents, copyrights and trade secrets, it believes that its success will depend more upon innovation, technological expertise and distribution strength. There can be no assurance that the Company will successfully protect its technology or that competitors will not be able to develop similar technology independently. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

     Some customers using certain products of Electroglas have received a notice of infringement from Technivison Corporation and Jerome H. Lemelson alleging that the manufacture of semiconductor products infringes certain patents issued to Mr. Lemelson. Certain of these customers have notified Electroglas that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from Electroglas for some damages or expenses resulting from this matter. Electroglas believes that its products do not infringe the Lemelson patents. Certain of the Company's customers are currently engaged in litigation with Mr. Lemelson involving 17 of his patents, and the validity of those patents has been placed in issue. In the future, it is possible that the Company's participation in the litigation may be required. Electroglas may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation upon Electroglas. To the best of the Company's knowledge, neither it nor any of its products have been identified by Mr. Lemelson as infringing his patents.

     Dependence on Certain Suppliers. Electroglas uses numerous suppliers to supply components and subassemblies for the manufacture and support of its products and systems. While Electroglas makes reasonable efforts to ensure that such components and subassemblies are available from multiple suppliers, this is not always possible. The Company may obtain certain key items from a single supplier or a limited group of suppliers. Cognex Corporation supplies substantially all of the machine vision processor systems used in the Company's products. Although Electroglas seeks to reduce its dependence on these limited source suppliers, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's results of operations and damage customer relationships. Moreover, a prolonged inability to obtain certain components, or a significant increase in the price of one or more of these components, could have a material adverse effect on the Company's business, financial condition and results of operations.

     International Operations. International sales accounted for 53%, 38% and 43% of the Company's net sales for 2000, 1999 and 1998, respectively. The Company expects international sales to continue to represent a significant percentage of net sales. A number of factors may adversely affect the Company's international sales and operations, including the imposition of governmental controls, fluctuations in the U.S. dollar, which could increase the foreign sales prices of the Company's products in local currencies, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing international operations. Although these and similar regulatory, geopolitical and global economic factors have not yet had a material adverse effect on the Company's operations, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

     Dependence on Key Employees. The future success of Electroglas partly depends on its ability to retain key personnel. The Company also needs to attract additional skilled personnel in all areas to grow its business. While many of the Company's current employees have many years of service with Electroglas, there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.

     Acquisitions. The Company may pursue acquisitions of complementary product lines, technologies or businesses such as the acquisitions of Knights and Techne in May and December 1997, respectively. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability. In 1998, the Company recorded asset impairment charges of $9.6 million. The charges related principally to acquired goodwill and other intangible assets in connection with the Knights and Techne acquisitions. The Company may experience similar charges related to future acquisitions. Current or future acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurances as to the effect thereof of these, or future, acquisitions on the Company's business or operating results.

     Possible Volatility of Common Stock Price. The market price of Electroglas Common Stock could fluctuate significantly in response to variations in quarterly operating results and other factors such as announcements of technological innovations or new products by the Company or by the Company's competitors, government regulations, developments in patent or other property rights, and developments in the Company's relationships with its customers. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic conditions, and specific conditions in the semiconductor industry may adversely affect the market price of the Company's Common Stock.

     Antitakeover Provisions. The Company's Shareholders Rights Plan and certain provisions of the Company's Certificate of Incorporation and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of Electroglas. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of Electroglas Common Stock. Such provisions may also inhibit fluctuations in the market price of Electroglas Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control of Electroglas. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. The Company has no current plans to issue any Preferred Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     At December 31, 2000, the Company's cash equivalents and short-term investments consisted primarily of fixed income securities. The Company maintains a strict investment policy, which ensures the safety and the preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.

                                                      2001       2002      TOTAL      FAIR VALUE
                                                    --------    ------    --------    ----------
                                                               (DOLLARS IN THOUSANDS)
Cash equivalents
  Fixed rate......................................  $ 58,761    $   --    $ 58,761     $ 58,761
  Average rate....................................      6.74%       --        6.74%          --
Short-term investments
  Fixed rate......................................  $101,176    $3,532    $104,708     $104,825
  Average rate....................................      6.64%     8.01%       6.68%          --
Total Investment Securities
  Fixed rate......................................  $159,937    $3,532    $163,469     $163,586
  Average rate....................................      6.68%     8.01%       6.70%          --

  Foreign Currency Exchange Rate Risk

     The current foreign exchange exposure in all international operations is deemed to be immaterial. The Company believes the impact of a 10% change in exchange rates would not be material to the Company's financial condition and results of operations. Accordingly, the Company does not use derivative financial instruments to hedge its current foreign exchange exposure. (See Note 1 to the Company's Consolidated Financial Statements -- Summary of Significant Accounting Policies, Foreign Currency Accounting.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              -----
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Operations
  Years Ended December 31, 2000, 1999 and 1998..............   21
Consolidated Balance Sheets -- December 31, 2000 and 1999...   22
Consolidated Statements of Stockholders' Equity
  Years Ended December 31, 2000, 1999 and 1998..............   23
Consolidated Statements of Cash Flows
  Years Ended December 31, 2000, 1999 and 1998..............   24
Notes to Consolidated Financial Statements..................   25
Report of Ernst & Young LLP, Independent Auditors...........   37
FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Consolidated Valuation and Qualifying
  Accounts
  Years Ended December 31, 2000, 1999 and 1998..............   38

                               ELECTROGLAS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net sales..................................................  $225,529    $126,695    $101,599
Cost of sales (see Related Party Transactions Note 13).....   118,009      68,900      67,875
                                                             --------    --------    --------
Gross profit...............................................   107,520      57,795      33,724
Operating expenses:
  Engineering, research and development....................    28,336      26,865      30,538
  Selling, general and administrative......................    42,430      29,667      33,334
  Impairment of long-lived assets..........................        --          --       9,578
                                                             --------    --------    --------
          Total operating expenses.........................    70,766      56,532      73,450
                                                             --------    --------    --------
Operating income (loss)....................................    36,754       1,263     (39,726)
Interest income............................................     9,976       6,347       5,580
Other expense, net.........................................      (403)       (176)        (53)
                                                             --------    --------    --------
Income (loss) before income taxes and cumulative effect of
  change in accounting principle...........................    46,327       7,434     (34,199)
Provision (benefit) for income taxes.......................     3,854       1,858      (2,614)
                                                             --------    --------    --------
Income (loss) before cumulative effect of change in
  accounting principle.....................................    42,473       5,576     (31,585)
Cumulative effect of change in accounting principle, net of
  $0 tax...................................................    (2,029)         --          --
                                                             --------    --------    --------
Net income (loss)..........................................  $ 40,444    $  5,576    $(31,585)
                                                             ========    ========    ========
Basic net income (loss) per share before cumulative effect
  of change in accounting principle........................  $   2.06    $   0.28    $  (1.62)
Cumulative effect of change in accounting principle........     (0.10)         --          --
                                                             --------    --------    --------
Basic net income (loss) per share..........................  $   1.96    $   0.28    $  (1.62)
                                                             ========    ========    ========
Diluted net income (loss) per share before cumulative
  effect of change in accounting principle.................  $   2.01    $   0.27    $  (1.62)
Cumulative effect of change in accounting principle........     (0.09)         --          --
                                                             --------    --------    --------
Diluted net income (loss) per share........................  $   1.92    $   0.27    $  (1.62)
                                                             ========    ========    ========
Shares used in basic calculations..........................    20,616      19,591      19,437
                                                             ========    ========    ========
Shares used in diluted calculations........................    21,104      20,278      19,437
                                                             ========    ========    ========
Pro forma amount assuming the accounting change is applied
  retroactively (unaudited):
  Net income (loss)........................................  $ 42,473    $  5,160    $(32,377)
                                                             ========    ========    ========
  Basic net income (loss) per share........................  $   2.06    $   0.26    $  (1.67)
                                                             ========    ========    ========
  Diluted net income (loss) per share......................  $   2.01    $   0.25    $  (1.67)
                                                             ========    ========    ========

        See the accompanying notes to consolidated financial statements.

                               ELECTROGLAS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 59,648    $ 60,732
  Short-term investments....................................   104,825      80,127
  Accounts receivable, net of allowance for doubtful
     accounts of $489 in 2000 and $459 in 1999..............    53,324      28,992
  Inventories...............................................    32,751      14,867
  Prepaid expenses and other assets.........................     8,784       2,926
  Income taxes receivable...................................        --       1,020
                                                              --------    --------
          Total current assets..............................   259,332     188,664
Equipment and leasehold improvements, net...................    13,418       8,193
Other assets................................................     9,480       5,334
                                                              --------    --------
          Total assets......................................  $282,230    $202,191
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  1,232    $  1,624
  Accounts payable (see Related Party Transactions Note
     13)....................................................    17,929       9,074
  Accrued liabilities.......................................    24,271      12,235
                                                              --------    --------
          Total current liabilities.........................    43,432      22,933
Non-current liabilities.....................................     4,769       1,920
Commitments and contingencies (Note 12)
  Stockholders' equity:
  Preferred stock, $0.01 par value;
     authorized 1,000; none outstanding.....................        --          --
  Common stock, $0.01 par value;
     authorized 40,000; 21,006 issued and outstanding at
     December 31, 2000, and 20,241 at December 31, 1999.....       210         202
  Additional paid-in capital................................   152,337     136,672
  Deferred stock compensation...............................        --        (393)
  Retained earnings.........................................    84,198      43,754
  Accumulated other comprehensive loss......................      (420)       (601)
                                                              --------    --------
  Cost of common stock in treasury;
     155 shares at December 31, 2000 and 1999...............    (2,296)     (2,296)
                                                              --------    --------
          Total stockholders' equity........................   234,029     177,338
                                                              --------    --------
          Total liabilities and stockholders' equity........  $282,230    $202,191
                                                              ========    ========

        See the accompanying notes to consolidated financial statements.

                               ELECTROGLAS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                   COMMON STOCK     ADDITIONAL     DEFERRED                    OTHER        TREASURY STOCK
                                  ---------------    PAID-IN        STOCK       RETAINED   COMPREHENSIVE   -----------------
                                  SHARES   AMOUNT    CAPITAL     COMPENSATION   EARNINGS   INCOME/(LOSS)   SHARES    AMOUNT
                                  ------   ------   ----------   ------------   --------   -------------   ------   --------
BALANCE AT JANUARY 1, 1998......  20,543    $205     $133,600       $(983)      $ 78,736       $ (32)       (800)   $(11,792)
Net loss........................      --      --           --          --        (31,585)         --          --          --
Net unrealized gains on
  investments...................      --      --           --          --             --         217          --          --
Net translation adjustments.....      --      --           --          --             --        (313)         --          --
Total comprehensive loss........
Amortization of deferred
  compensation..................      --      --           --         295             --          --          --          --
Issuance of common stock under
  employee stock plans..........     317       4        3,407          --             --          --          --          --
Purchases of treasury stock.....      --      --           --          --             --          --        (262)     (4,092)
Retirement of treasury stock....  (1,000)    (10)      (6,080)         --         (8,973)         --       1,000      15,063
                                  ------    ----     --------       -----       --------       -----       -----    --------
BALANCE AT DECEMBER 31, 1998....  19,860     199      130,927        (688)        38,178        (128)        (62)       (821)
Net income......................      --      --           --          --          5,576          --          --          --
Net unrealized losses on
  investments...................      --      --           --          --             --        (350)         --          --
Net translation adjustments.....      --      --           --          --             --        (123)         --          --
Total comprehensive income......
Amortization of deferred
  compensation..................      --      --           --         295             --          --          --          --
Issuance of common stock under
  employee stock plans..........     381       3        5,230          --             --          --          --          --
Tax benefit of stock option
  exercises.....................      --      --          515          --             --          --          --          --
Purchase of treasury stock......      --      --           --          --             --          --         (71)     (1,029)
Settlement of escrow shares.....      --      --           --          --             --          --         (22)       (446)
                                  ------    ----     --------       -----       --------       -----       -----    --------
BALANCE AT DECEMBER 31, 1999....  20,241     202      136,672        (393)        43,754        (601)       (155)     (2,296)
Net income......................      --      --           --          --         40,444          --          --          --
Net unrealized gains on
  investments...................      --      --           --          --             --         181          --          --
Total comprehensive income......
Amortization of deferred
  compensation..................      --      --           --         393             --          --          --          --
Issuance of common stock under
  employee stock plans..........     765       8       11,522          --             --          --          --          --
Tax benefit of stock option
  exercises.....................      --      --        4,143          --             --          --          --          --
                                  ------    ----     --------       -----       --------       -----       -----    --------
BALANCE AT DECEMBER 31, 2000....  21,006    $210     $152,337       $  --       $ 84,198       $(420)       (155)   $ (2,296)
                                  ======    ====     ========       =====       ========       =====       =====    ========


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  -------------
BALANCE AT JANUARY 1, 1998......    $199,734
Net loss........................     (31,585)
Net unrealized gains on
  investments...................         217
Net translation adjustments.....        (313)
                                    --------
Total comprehensive loss........     (31,681)
                                    --------
Amortization of deferred
  compensation..................         295
Issuance of common stock under
  employee stock plans..........       3,411
Purchases of treasury stock.....      (4,092)
Retirement of treasury stock....          --
                                    --------
BALANCE AT DECEMBER 31, 1998....     167,667
Net income......................       5,576
Net unrealized losses on
  investments...................        (350)
Net translation adjustments.....        (123)
                                    --------
Total comprehensive income......       5,103
                                    --------
Amortization of deferred
  compensation..................         295
Issuance of common stock under
  employee stock plans..........       5,233
Tax benefit of stock option
  exercises.....................         515
Purchase of treasury stock......      (1,029)
Settlement of escrow shares.....        (446)
                                    --------
BALANCE AT DECEMBER 31, 1999....     177,338
Net income......................      40,444
Net unrealized gains on
  investments...................         181
                                    --------
Total comprehensive income......      40,625
                                    --------
Amortization of deferred
  compensation..................         393
Issuance of common stock under
  employee stock plans..........      11,530
Tax benefit of stock option
  exercises.....................       4,143
                                    --------
BALANCE AT DECEMBER 31, 2000....    $234,029
                                    ========

        See the accompanying notes to consolidated financial statements.

                               ELECTROGLAS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      DECEMBER 31,
                                                          -------------------------------------
                                                            2000           1999          1998
                                                          ---------    ------------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................  $  40,444     $   5,576      $(31,585)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation..........................................      5,838         6,903         6,920
  Amortization..........................................        950         1,676         3,903
  Impairment of long-lived assets.......................         --            --         9,578
  Loss (gain) on disposal of fixed assets...............        148          (603)          744
  Deferred income taxes.................................     (9,973)           (3)        5,167
  Deferred revenue -- non-current.......................      2,672         1,813            --
  Changes in current assets and liabilities:
     Accounts receivable................................    (24,332)      (17,047)       23,907
     Inventories........................................    (18,956)         (439)       11,604
     Prepaid expenses and other current assets..........        988          (876)       (1,051)
     Accounts payable...................................      8,855         6,336        (4,686)
     Accrued liabilities................................     11,776          (925)       (4,885)
     Income tax benefits from employee stock plans......      4,143           515            --
     Income taxes receivable/payable....................      1,280         9,840        (7,282)
                                                          ---------     ---------      --------
          Cash provided by operating activities.........     23,833        12,766        12,334
                                                          ---------     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures....................................    (11,223)       (3,148)       (2,989)
Purchases of investments, available-for-sale............   (203,174)     (223,957)     (299,989)
Maturities of investments, available-for-sale...........    178,794       243,747       303,104
Decrease (increase) in restricted cash..................         --        17,712       (17,712)
Investment in and license with Cascade Microtech........       (500)       (4,530)           --
Other assets............................................         36            60          (439)
                                                          ---------     ---------      --------
          Cash provided by (used in) investing
            activities..................................    (36,067)       29,884       (18,025)
                                                          ---------     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from short-term borrowings......       (392)        1,058          (594)
Sales of common stock...................................     11,530         5,233         3,411
Purchases of treasury stock.............................         --        (1,029)       (4,092)
                                                          ---------     ---------      --------
          Cash provided by (used in) financing
            activities..................................     11,138         5,262        (1,275)
                                                          ---------     ---------      --------
Effect of exchange rate changes.........................         12          (146)         (327)
                                                          ---------     ---------      --------
Net increase (decrease) in cash and cash equivalents....     (1,084)       47,766        (7,293)
Cash and cash equivalents at beginning of year..........     60,732        12,966        20,259
                                                          ---------     ---------      --------
Cash and cash equivalents at end of year................  $  59,648     $  60,732      $ 12,966
                                                          =========     =========      ========
Supplemental cash flow disclosure:
  Cash paid (received) during the year for income
     taxes..............................................  $   8,401     $  (8,449)     $    530

        See the accompanying notes to consolidated financial statements.

                               ELECTROGLAS, INC.

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

     Investments: The Company invests its excess cash in high-quality debt and equity instruments. Management determines the appropriate classification of the debt securities at the time of purchase as either held-to-maturity or available-for-sale and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in a separate component of stockholders' equity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income.

     Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Equipment And Leasehold Improvements: Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (three to ten years) of assets. Leasehold improvements are amortized over the life of the related assets or the life of the lease, whichever is shorter.

     Revenue Recognition: The Company recognizes revenue on the sale of semiconductor manufacturing equipment when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. Revenue on product sales and spare parts is recognized upon shipment or delivery depending on the shipping terms, except in the following situations: (i) all equipment sales to Japan are recognized upon customer acceptance; (ii) for customers who have demonstrated a history of bargaining for additional deliverables between the date of shipment and the date of acceptance, revenue is recognized upon payment in full; (iii) revenue on newly introduced products that are a substantially different platform than legacy products is recognized upon customer acceptance; (iv) product sales with payment terms that are dependent on customer acceptance are accounted for as multiple-element arrangements. The Company recognizes a portion of the revenue (excluding the fair value of the remaining installation obligations) upon shipment or delivery, depending upon the shipping terms, with the balance recognized on customer acceptance. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

     The Company previously recognized revenue on the sale of semiconductor manufacturing equipment upon shipment, except for newly introduced products, which were recognized upon the successful completion of an evaluation period. The Company changed its revenue recognition policy effective January 1, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $2.0 million, or ($0.09) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The decrease to net income before the effect of the accounting change as a result of the adoption of SAB 101 was a decrease of $1.5 million or ($0.07) per share for fiscal year 2000. Deferred revenue related to the change in accounting policy as of January 1, 2000, was $4.2 million. This

                               ELECTROGLAS, INC.

amount is comprised of equipment that was shipped to certain customers and previously recorded as revenue, but had not been accepted as of December 31, 1999. Of this amount, $2.9 million was recognized as revenue in fiscal 2000. The pro forma amounts presented in the statement of operations were calculated assuming the accounting change was retroactive to prior periods.

     The Company also derives revenue from software licenses and postcontract customer support (PCS). Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided. In software arrangements that include rights to multiple software products, specified upgrades and PCS, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

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

     Warranty: The Company generally warrants its products for a period of 12 months from shipment for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded upon shipment.

     Engineering, Research and Development Expenses: The Company is actively engaged in basic technology and applied research programs designed to develop new products and product applications. In addition, substantial ongoing product and process improvement, engineering and support programs relating to existing products are conducted within engineering departments. Engineering, research and development costs are charged to operations as incurred.

     Foreign Currency Accounting: The United States dollar is the functional currency for all foreign operations, excluding Japan. The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented. The Japanese yen is the functional currency for the Company's Japanese subsidiary. Translation gains or losses related to the Japanese subsidiary are included as a component of stockholders' equity and comprehensive income.

                               ELECTROGLAS, INC.

     Net Income (Loss) Per Share: The following table sets forth the computation of basic and diluted net income (loss) per share at December 31:

                                                        2000       1999        1998
                                                       -------    -------    --------
                                                               (IN THOUSANDS)
Numerator:
  Net income (loss)..................................  $40,444    $ 5,576    $(31,585)
                                                       =======    =======    ========
Denominator:
  Denominator for basic net income (loss) per share-
     weighted average shares.........................   20,616     19,591      19,437
  Effect of dilutive securities:
     Employee stock options..........................      428        467          --
     Contingently issued shares......................       60        220          --
                                                       -------    -------    --------
  Dilutive potential common shares...................      488        687          --
  Denominator for diluted net income (loss) per
     share-adjusted weighted average shares..........   21,104     20,278      19,437
                                                       =======    =======    ========

     At December 31, 2000 and 1999, there were 1,447,372 and 58,050 options outstanding that could potentially dilute basic net income per share in the future which were not included in the fully diluted net income earnings per share computation because they would have been anti-dilutive for the periods presented. Options to purchase 2,432,000 shares of common stock and 100,000 shares of restricted common stock were outstanding at December 31, 1998, but were not included in the computation of diluted net loss per share for 1998 as the effect would be antidilutive. In connection with prior acquisitions, 164,000 shares of common stock were in escrow as of December 31, 1998. These shares were subject to certain representations and warranties and were not included in the computation of diluted net loss per share for 1998 as the effect would be antidilutive.

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

NOTE 2. IMPAIRMENT OF LONG-LIVED ASSETS

     In 1998, the Company recorded asset impairment charges of $9.6 million. The charges principally related to long-lived assets, including goodwill acquired in connection with the 1997 acquisitions of Techne and Knights. The charges were recorded in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets." FAS 121 requires that the Company analyze whether the cash flows attributable to an asset support the value assigned to that asset in the financial statements. Where estimated cash flow is not sufficient to recover the asset's net carrying value, a fair value approach is taken towards reassigning a carrying value to the asset.

     During the second half of 1998, the Company did not receive any orders for a new Techne inspection product being developed. Consequently, there were no inspection products in backlog at the end of the year, and there was significant uncertainty as to future orders. In light of this, the Company re-evaluated its forecast for such products. The Company expected that it would not be able to recover the carrying value of the long-lived assets related to Techne and recorded an impairment loss in the fourth quarter of 1998.

     In addition, the Company experienced lower than expected sales of Knights' products, which resulted in an operating loss for Knights in 1998. In light of this, the Company re-evaluated its forecast for Knights

                               ELECTROGLAS, INC.

products. The Company expected that it would not be able to recover the carrying value of the long-lived assets related to Knights and recorded an impairment loss in the fourth quarter of 1998.

NOTE 3. FINANCIAL INSTRUMENTS

     Concentration Of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt and equity instruments, and collateralized funds of United States and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells its systems to semiconductor manufacturers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral such as letters of credit whenever deemed necessary. The write-off of uncollectable amounts has been insignificant. Accounts receivable from customers in Asia were $9.9 million and $4.6 million at December 31, 2000 and 1999, respectively.

     Fair Value of Financial Instruments: The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate the fair value due to their short maturities. Investment securities are reported at their estimated fair value based on quoted market prices. Realized gains and losses from the Company's investments are insignificant.

     Investments: The following is a summary of the Company's investments:

                                                          AVAILABLE-FOR-SALE
                                          --------------------------------------------------
                                                         GROSS         GROSS       ESTIMATED
                                          AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                            COST         GAINS         LOSSES        VALUE
                                          ---------    ----------    ----------    ---------
                                                            (IN THOUSANDS)
At December 31, 2000:
  Commercial paper......................  $ 82,092        $130          $(24)      $ 82,198
  U.S. agencies.........................    18,016          21           (10)        18,027
  Floating rate notes...................     2,600          --            --          2,600
  Market auction preferred notes........     2,000          --            --          2,000
                                          --------        ----          ----       --------
                                          $104,708        $151          $(34)      $104,825
                                          ========        ====          ====       ========

                                                           AVAILABLE-FOR-SALE
                                           --------------------------------------------------
                                                          GROSS         GROSS       ESTIMATED
                                           AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                             COST         GAINS         LOSSES        VALUE
                                           ---------    ----------    ----------    ---------
                                                             (IN THOUSANDS)
At December 31, 1999:
  Municipal bonds........................   $ 4,024        $ --         $  --        $ 4,024
  Commercial paper.......................    56,396         101           (87)        56,410
  U.S. agencies..........................    12,271          --           (78)        12,193
  Floating rate notes....................     3,500          --            --          3,500
  Market auction preferred notes.........     4,000          --            --          4,000
                                            -------        ----         -----        -------
                                            $80,191        $101         $(165)       $80,127
                                            =======        ====         =====        =======

                               ELECTROGLAS, INC.

     The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity:

                                                           AVAILABLE-FOR-SALE
                                                         -----------------------
                                                         AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE
                                                         ---------    ----------
                                                             (IN THOUSANDS)
At December 31, 2000:
  Amounts maturing within one year.....................  $101,176      $101,280
  Amounts maturing after one year, within five years...     3,532         3,545
                                                         --------      --------
                                                         $104,708      $104,825
                                                         ========      ========

NOTE 4. INVENTORIES

     The following is a summary of inventories by major category at December 31:

                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Raw materials............................................  $18,330    $ 4,686
Work in process..........................................   10,712      6,986
Finished goods...........................................    3,709      3,195
                                                           -------    -------
                                                           $32,751    $14,867
                                                           =======    =======

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     The following is a summary of equipment and leasehold improvements by major category at December 31:

                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Equipment..............................................  $ 20,435    $ 17,475
Leasehold improvements.................................     3,269       8,373
Office furniture and equipment.........................    15,706      12,108
                                                         --------    --------
                                                           39,410      37,956
Accumulated depreciation and amortization..............   (25,992)    (29,763)
                                                         --------    --------
                                                         $ 13,418    $  8,193
                                                         ========    ========

NOTE 6. INVESTMENT IN CASCADE MICROTECH, INC.

     In the second quarter of 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (Cascade) for approximately $3.0 million, which represented less than a 10% equity interest. In addition, the Company entered into an agreement to license certain technology from Cascade for approximately $2.0 million, which is being amortized to engineering expense on a straight-line basis over five years. The Company's chief executive officer is a director of Cascade and a director of the Company.

                               ELECTROGLAS, INC.

NOTE 7. ACCRUED LIABILITIES

     The following is a summary of accrued liabilities at December 31:

                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Salaries and benefits....................................  $ 7,910    $ 4,005
Warranty reserves........................................    3,179      2,410
Deferred revenue and gross profit........................    8,823      3,158
Other....................................................    4,359      2,662
                                                           -------    -------
                                                           $24,271    $12,235
                                                           =======    =======

NOTE 8. SHORT-TERM BORROWINGS

     The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $3.3 million (denominated in yen) with two Japanese banks. A $1.8 million standby letter of credit issued by the Company guarantees one of the facilities. As of December 31, 2000, short-term borrowings of $1.2 million (denominated in yen) were outstanding, renewable quarterly at the current bank interest rate (1.9% at December 31, 2000).

NOTE 9. STOCKHOLDERS' EQUITY

     Preferred Stock: The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of 1,000,000 shares of preferred stock from time to time in one or more series with such designation, rights preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights, and voting rights, all without the approval of the holders of common stock.

     Rights Agreement: On February 9, 1999, the Company amended its Shareholder Rights Plan (Rights Agreement) that was adopted on November 19, 1997. Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of Common Stock owned by the Company's stockholders of record on December 5, 1997. The rights expire on December 4, 2007, unless extended or earlier redeemed or exchanged by the Company.

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

     Stock Repurchase Program: On May 19, 1998, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company's stock beyond the initial program to reduce the dilution resulting from its employee stock option and stock purchase plans. The Company purchased 71,000 and 62,000 shares of common stock at costs of $1.0 million and $0.8 million in 1999 and 1998, respectively.

     Stock Option Plans: At December 31, 2000, the Company had 400,585 options available for grant under its 1997 Stock Incentive Plan (1997 Plan) and 1993 Long-Term Stock Incentive Plan (1993 Plan) for grant issuance to eligible employees and to provide for certain automatic grants of stock options to nonemployee directors. During 2000, 1999 and 1998, the Company's stockholders approved amendments to the 1997 Plan to increase the number of shares reserved for issuance by 1,000,000, 300,000 and 300,000, respectively. Options under these plans are granted at fair market value, expire ten years from the date of grant and generally vest in quarterly installments, commencing one year from the date of grant.

                               ELECTROGLAS, INC.

     The following table summarizes stock option activity and related information for the years ended December 31:

                                                     2000                 1999                 1998
                                              ------------------   ------------------   ------------------
                                                        WEIGHTED             WEIGHTED             WEIGHTED
                                                        AVERAGE              AVERAGE              AVERAGE
                                                        EXERCISE             EXERCISE             EXERCISE
                                              OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                              -------   --------   -------   --------   -------   --------
                                                              (SHARE AMOUNTS IN THOUSANDS)
Outstanding-beginning of year...............   2,607     $15.50     2,432     $15.15     2,302     $15.70
Granted.....................................     917      23.48       669      16.71       591      13.48
Exercised...................................    (671)     15.03      (262)     14.27      (142)     10.41
Cancelled...................................    (159)     19.94      (232)     16.67      (319)     18.12
                                               -----     ------     -----     ------     -----     ------
Outstanding-end of year.....................   2,694     $18.04     2,607     $15.50     2,432     $15.15
                                               =====     ======     =====     ======     =====     ======

     The following table summarizes information about outstanding options at December 31, 2000:

                                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                           -----------------------------------------   ----------------------
                                                             WEIGHTED       WEIGHTED                 WEIGHTED
                                                             AVERAGE        AVERAGE                  AVERAGE
                RANGE OF                                    REMAINING       EXERCISE                 EXERCISE
             EXERCISE PRICES               OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
             ---------------               -----------   ----------------   --------   -----------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
$ 2.06 - $ 4.20..........................         4            4.59          $ 2.21           4       $ 2.21
$ 8.00 - $13.38..........................       398            7.87          $12.35         143       $11.78
$13.44 - $14.25..........................       489            5.54          $14.02         358       $14.11
$14.50 - $15.50..........................       613            6.64          $15.19         374       $15.27
$15.75 - $18.63..........................       401            6.95          $17.81         204       $17.52
$18.75 - $23.88..........................       131            7.55          $20.30          65       $20.37
$24.88 - $24.88..........................       482            9.40          $24.88           0       $24.88
$25.72 - $38.94..........................       176            9.14          $32.71          44       $31.15
                                              -----                                       -----
                                              2,694                                       1,192
                                              =====                                       =====

     In addition, the Company issued 100,000 shares of restricted stock in April 1996 under the 1993 Long Term Stock Incentive Plan. The Company recorded a deferred compensation charge equal to the fair value of the restricted stock at the time of issuance of $1.4 million. The deferred compensation charge was fully amortized at December 31, 2000.

     Employee Stock Purchase Plan (ESPP): The Company's 1998 Employee Stock Purchase Plan and 1993 Employee Stock Purchase Plan provide that eligible employees may purchase stock at 85% of its fair value on specified dates through payroll deductions. At December 31, 2000, the Company had 173,779 shares reserved for future issuance under these plans. The Company sold 94,000, 119,000 and 175,000 shares to employees in 2000, 1999 and 1998, respectively.

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

     Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS No. 123 for awards granted after December 31, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS No. 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. This model was

                               ELECTROGLAS, INC.

developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated using the following assumptions:

                                                 OPTIONS                    ESPP
                                         -----------------------    --------------------
                                         2000     1999      1998    2000    1999    1998
                                         ----    -------    ----    ----    ----    ----
Expected dividend yield................   0.0%     0.0%      0.0%    0.0%    0.0%    0.0%
Expected stock price volatility........  61.0%    54.0%     55.0%   61.0%   54.0%   55.0%
Risk-free interest rate................   6.5%     6.5%      4.6%    6.5%    5.6%    4.6%
Expected life (years)..................   4.0      4.0       4.0     0.5     0.5     0.5

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

                                                          2000       1999        1998
                                                        --------    -------    ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Net income (loss) -- as reported......................  $40,444     $5,576     $(31,585)
Net income (loss) -- pro forma........................  $35,336     $1,687     $(37,163)
Basic net income (loss) per share -- as reported......  $  1.96     $ 0.28     $  (1.62)
Basic net income (loss) per share -- pro forma........  $  1.71     $ 0.09     $  (1.91)
Diluted net income (loss) per share -- as reported....  $  1.92     $ 0.27     $  (1.62)
Diluted net income (loss) per share -- pro forma......  $  1.67     $ 0.08     $  (1.91)

     The weighted average grant date fair value of options and stock purchase rights granted during 2000, 1999 and 1998 was $12.66 and $7.50, $8.49 and $4.61,
and $6.49 and $4.42, respectively.

     Incentive Plans: The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its employees who reside in the United States. The Board of Directors determines annually a formula for setting aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. The charge to operations for these plans during 2000, 1999 and 1998 was $3.3 million, $0.5 million and $0.7 million, respectively.

                               ELECTROGLAS, INC.

NOTE 10. INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows for the years ended December 31:

                                                               2000       1999      1998
                                                              -------    ------    -------
                                                                     (IN THOUSANDS)
Federal:
  Current...................................................  $11,192    $1,108    $(7,808)
  Deferred..................................................   (6,980)       --      3,097
                                                              -------    ------    -------
                                                                4,212     1,108     (4,711)
State:
  Current...................................................      250        25        (39)
  Deferred..................................................   (3,152)       --      1,960
                                                              -------    ------    -------
                                                               (2,902)       25      1,921
Foreign:
  Current...................................................    2,385       728         66
  Deferred..................................................      159        (3)       110
                                                              -------    ------    -------
                                                                2,544       725        176
                                                              -------    ------    -------
          Total provision (benefit) for income taxes........  $ 3,854    $1,858    $(2,614)
                                                              =======    ======    =======

     The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan reduce taxes currently payable for 2000, 1999 and 1998, as shown above by $4.1 million, $0.5 million and $0 million, respectively. Such benefits are credited to additional paid-in capital when realized.

     The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense (benefit) is as follows for the years ended December 31:

                                           2000                  1999                  1998
                                    ------------------    ------------------    -------------------
                                    AMOUNT     PERCENT    AMOUNT     PERCENT     AMOUNT     PERCENT
                                    -------    -------    -------    -------    --------    -------
                                                   (IN THOUSANDS EXCEPT PERCENTAGES)
Tax computed at U.S. statutory
  rate............................  $15,504      35.0%    $ 2,602      35.0%    $(11,969)    (35.0)%
State income taxes (net of federal
  benefit)........................   (1,886)     (4.3)         16       0.2        1,249       3.7
Tax exempt investment income......       (5)       --        (295)     (4.0)      (1,227)     (3.6)
Research and development credit...   (1,000)     (2.3)         --        --           --        --
Foreign taxes.....................    1,469       3.3         671       9.0          448       1.3
Intangibles -- goodwill...........       --        --        (156)     (2.1)       1,313       3.8
Alternative minimum tax
  (credit)........................     (981)     (2.2)      1,126      15.2           --        --
Valuation allowance...............   (7,902)    (17.8)     (2,148)    (28.9)       8,070      23.6
Tax exempt foreign sales
  corporation.....................     (848)     (1.9)        (47)     (0.6)          --        --
Other, net........................     (497)     (1.1)         89       1.2         (498)     (1.4)
                                    -------     -----     -------     -----     --------     -----
Provision (benefit) for income
  taxes...........................  $ 3,854       8.7%    $ 1,858      25.0%    $ (2,614)     (7.6)%
                                    =======     =====     =======     =====     ========     =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                               ELECTROGLAS, INC.

     Significant components of the Company's deferred tax accounts are as follows for the years ended December 31:

                                                               2000        1999
                                                              -------    --------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Intangible assets.........................................  $(3,317)   $ (3,297)
                                                              -------    --------
Deferred tax assets:
  Warranty reserves.........................................    1,079         850
  Inventories...............................................    3,335       2,722
  Depreciable assets........................................    3,297       3,356
  Deferred revenue..........................................    4,712       2,207
  Net operating losses......................................      759       1,245
  Tax credit carryforwards..................................    5,021       8,793
  Other.....................................................    2,644       1,479
                                                              -------    --------
          Total deferred tax assets.........................   20,847      20,652
          Less: Valuation allowance.........................   (7,664)    (17,462)
                                                              -------    --------
Net deferred tax assets (liabilities).......................  $ 9,866    $   (107)
                                                              =======    ========

     Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. At December 31, 2000, the Company has provided a valuation allowance of $7.7 million against certain tax assets due to uncertainties surrounding their realization. The valuation allowance decreased by $9.8 million in 2000 and increased by $0.5 million in 1999.

     As of December 31, 2000, the Company had federal net operating losses that are attributable to the Knight's acquisition and tax credit carryforwards of $2.2 million and $3.8 million, respectively. The acquired net operating losses are significantly limited due to change of ownership rules and will expire in varying amounts between 2002 and 2006. The federal research and development credit carryforwards of $0.2 million will expire in 2020. The foreign tax credit carryforwards of $3.6 million will expire in the years between 2001 and 2005. For state tax purposes, as of December 31, 2000, the Company had research and development tax credit carryforwards of approximately $1.8 million. The research and development credit carryforwards have no expiration dates.

     Pretax income (loss) from foreign operations was $5.7 million, $0.1 million and $(0.8) million for 2000, 1999 and 1998, respectively. Upon repatriation of foreign earnings, residual United States taxes would be immaterial.

NOTE 11. SEGMENT INFORMATION

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

     During fiscal year 2000, the Company changed the presentation of its segments from the prior fiscal year. The Company has aggregated the prober products and inspections products businesses into one reportable segment based on the aggregation criteria in Statement of Financial Accounting Standard No. 131

                               ELECTROGLAS, INC.

(FAS 131). Previously, only the prober products business was presented as a reportable segment. The Company changed its reportable segments because inspection products exceeded the quantitative thresholds in FAS 131. The segment information for prior periods has been restated to reflect the new presentation.

     The aggregated prober products and inspection products businesses are the only segment that is reportable based on the quantitative guidelines provided in FAS 131. The yield management software business is below the quantitative guidelines and is included with certain corporate charges and expenses under the heading "All Other."

     The following is a summary of the Company's operating segments for the years ended December 31:

                                                     PROBER AND
                                                     INSPECTION
                                                      PRODUCTS     ALL OTHER    CONSOLIDATED
                                                     ----------    ---------    ------------
                                                                 (IN THOUSANDS)
2000
Sales to unaffiliated customers....................   $217,043      $ 8,486       $225,529
Operating income (loss)............................   $ 43,490      $(6,736)      $ 36,754
Identifiable assets................................   $277,435      $ 4,795       $282,230
1999
Sales to unaffiliated customers....................   $116,796      $ 9,899       $126,695
Operating income (loss)............................   $  2,096      $  (833)      $  1,263
Identifiable assets................................   $196,649      $ 5,542       $202,191
1998
Sales to unaffiliated customers....................   $ 93,706      $ 7,893       $101,599
Operating loss.....................................   $(25,857)     $(4,291)      $(30,148)
Other significant non-cash items:
  Impairment of long-lived assets..................   $     --      $(9,578)      $ (9,578)
Identifiable assets................................   $180,353      $ 3,888       $184,241

     The following is a summary of the Company's geographic operations for the years ended December 31:

                                           UNITED
                                           STATES      ASIA      EUROPE     CONSOLIDATED
                                          --------    -------    -------    ------------
                                                          (IN THOUSANDS)
2000
Sales to unaffiliated customers.........  $165,091    $ 1,845    $58,593      $225,529
Operating income (loss).................  $ 35,644    $(4,583)   $ 5,693      $ 36,754
Identifiable assets.....................  $254,441    $ 2,920    $24,869      $282,230
1999
Sales to unaffiliated customers.........  $100,946    $ 2,706    $23,043      $126,695
Operating income (loss).................  $  4,180    $(3,374)   $   457      $  1,263
Identifiable assets.....................  $189,044    $ 2,494    $10,653      $202,191
1998
Sales to unaffiliated customers.........  $ 76,679    $ 1,326    $23,594      $101,599
Operating income (loss).................  $(35,184)   $(5,925)   $ 1,383      $(39,726)
Identifiable assets.....................  $174,879    $ 1,633    $ 7,729      $184,241

     Sales between geographic areas are at prices that the Company believes are at arm's length. International sales represented 53%, 38% and 43% of the Company's net sales in 2000, 1999 and 1998, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations. Export sales made by United States operations were 26% of net sales in 2000 (23% to Asia,

                               ELECTROGLAS, INC.

3% to other), 18% of net sales in 1999 (15% to Asia, 3% to other) and 19% of net sales in 1998 (16% to Asia, 3% to other). Sales to customers in France included in international sales represented 20%, 11% and 11% of the Company's net sales in 2000, 1999 and 1998, respectively.

     In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively. In 1999, STMicroelectronics and IBM accounted for 19% and 14% of net sales, respectively. No single customer accounted for more than 10% of net sales in 1998.

NOTE 12. COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under noncancelable operating leases. As of December 31, 2000, the minimum annual rental commitments are as follows:

                                                         (IN THOUSANDS)
2001...................................................     $ 5,805
2002...................................................       5,540
2003...................................................       3,648
2004...................................................         904
2005...................................................         232
Thereafter.............................................         146
                                                            -------
                                                            $16,275
                                                            =======

     Rent expense was approximately $5.8 million, $3.3 million and $3.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Legal Matters: In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

     Lease Agreement: In March 1997, the Company entered into a $12.0 million, five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a building construction allowance. The monthly payments are based on the London Interbank Offering Rate (LIBOR), which are included in the operating lease commitment schedule above. These rates are sensitive to inflation and other economic factors, and a significant increase in interest rates may have a negative impact on the earnings of the Company. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease at December 31, 2000, is approximately $41.1 million. The lease contains certain restrictive covenants, and at December 31, 2000, the Company was in compliance with these covenants. The Company was also in compliance with its lease collateral requirements and was not required to collateralize the lease. The Company voluntarily collateralized $48.3 million as of December 31, 2000, which was included in cash and cash equivalents since it can be withdrawn by giving notice within 10 days.

NOTE 13. RELATED PARTY TRANSACTIONS

     In the third quarter of 1999, the Company entered into an agreement with Sanmina Corporation whereby Sanmina will provide ongoing contract manufacturing services to the Company. In connection with the agreement, the Company also sold certain inventory and fixed assets to Sanmina in 1999 for $7.4 million. The Company purchased inventory from Sanmina of $58.5 million and $14.2 million in 2000 and 1999, respectively. As of December 31, 2000 and 1999, the Company had $5.2 million and $3.0 million, respectively, in accounts payable with Sanmina. The agreement with Sanmina was terminated in December 2000. One of the Company's directors is also a director of Sanmina Corporation.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Electroglas, Inc.

     We have audited the accompanying consolidated balance sheets of Electroglas, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electroglas, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

     As discussed in Note 1 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

                                                  /s/  ERNST & YOUNG LLP

San Jose, California
January 23, 2001

                               ELECTROGLAS, INC.

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT    ADDITIONS CHARGED
                                            BEGINNING OF     TO COSTS AND                        BALANCE AT
               DESCRIPTION                     PERIOD          EXPENSES        DEDUCTIONS(A)    END OF PERIOD
               -----------                  ------------   -----------------   --------------   -------------
                                                                     (IN THOUSANDS)
Allowance for doubtful accounts (deducted
  from accounts receivable):
  Year Ended December 31, 2000............      $459              $54               $24             $489
  Year Ended December 31, 1999............       448               11                --              459
  Year Ended December 31, 1998............       465               --                17              448

---------------
(a) Includes write-offs and reversals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included under the heading "Election of Directors" and "Other Matters" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

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

          (3) Exhibits

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                              EXHIBITS
  -------                             --------
    3.1     Certificate of Incorporation of Electroglas, Inc., as
            amended.(1)
    3.2     By-laws of Electroglas, Inc., as amended.(2)
    3.3     Certificate of Designation for Electroglas, Inc.(2)
    4.1     Reference is made to Exhibits 3.1 and 3.2.
    4.2     Specimen Common Stock Certificate of Electroglas, Inc., a
            Delaware corporation.(1)
   10.1*    Electroglas, Inc. 1993 Long-Term Incentive Plan.(3)
   10.2*    Change of Control Agreement between Electroglas, Inc. and
            Armand J. Stegall dated as of June 9, 1995.(4)
   10.3*    Electroglas, Inc. Restricted Stock Bonus Agreement Between
            Electroglas, Inc. and Curtis S. Wozniak.(5)
   10.4*    Change of Control Agreement between Electroglas, Inc. and
            Curtis S. Wozniak dated as of April 4, 1996.(5)
   10.5*    Electroglas Officers' Retirement Medical and Dental Coverage
            Policy.(6)
   10.6     Lease Agreement between BNP Leasing Corporation and
            Electroglas, Inc. dated March 31, 1997.(7)
   10.7     Rights Agreement between Electroglas, Inc., and BankBoston,
            N.A., as rights agent dated as of November 18, 1997.(8)
   10.8*    Electroglas, Inc. 1997 Stock Incentive Plan.(9)
   10.9*    Form of Change of Control Agreement between the Company and each of Timothy J. Boyle, Conor P. O'Mahoney, Joseph A.
            Savarese, William J. Haydamack, Wayne Woodard, Jeffrey R.
            Hintzke, Joseph LaChapelle and Thomas E. Brunton as of June
            9, 1995, June 9, 1995, June 9, 1995, December 12, 1997,
            April 5, 1999, July 19, 1999, April 5, 1999 and December 22,
            2000, respectively.(10)
   10.10    Construction Funding Agreement (First Amendment to Lease)
            Between BNP Leasing Corporation and Electroglas, Inc. dated
            July 1, 1998.(11)
   10.11*   Electroglas, Inc. 1998 Employee Stock Purchase Plan.(12)
   21.1     List of subsidiaries of registrant.
   23.1     Consent of Ernst & Young LLP, Independent Auditors.

---------------
 (1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.

 (2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.

 (3) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-74860), which became effective on February 23, 1994.

 (4) Incorporated by reference to the identically numbered exhibit of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1996.

 (5) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.

 (6) Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 31, 1996.

 (7) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997.

 (8) Incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A12G (Commission File No. 0-21626), filed with the Securities and Exchange Commission on November 19, 1997.

 (9) Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.

(10) Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.

(11) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

(12) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

  *   Management contracts, or Company compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ELECTROGLAS, INC.

Date: March 21, 2001                      By:     /s/ CURTIS S. WOZNIAK
                                            ------------------------------------
                                                     Curtis S. Wozniak
                                            Chairman and Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ CURTIS S. WOZNIAK                           Chairman and            March 21, 2001
----------------------------------------------------       Chief Executive Officer
                  Curtis S. Wozniak                     (Principal Executive Officer)

                /s/ THOMAS E. BRUNTON                      Vice President, Finance      March 21, 2001
----------------------------------------------------      Chief Financial Officer,
                  Thomas E. Brunton                        Treasurer and Secretary
                                                          (Principal Financial and
                                                             Accounting Officer)

                  /s/ NEIL R. BONKE                               Director              March 21, 2001
----------------------------------------------------
                    Neil R. Bonke

                /s/ ROGER D. EMERICK                              Director              March 21, 2001
----------------------------------------------------
                  Roger D. Emerick

              /s/ ROBERT J. FRANKENBERG                           Director              March 21, 2001
----------------------------------------------------
                Robert J. Frankenberg

                  /s/ MEL FRIEDMAN                                Director              March 21, 2001
----------------------------------------------------
                    Mel Friedman

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             EXHIBITS
-------                            --------
 3.1     Certificate of Incorporation of Electroglas, Inc., as
         amended.(1)
 3.2     By-laws of Electroglas, Inc., as amended.(2)
 3.3     Certificate of Designation for Electroglas, Inc.(2)
 4.1     Reference is made to Exhibits 3.1 and 3.2.
 4.2     Specimen Common Stock Certificate of Electroglas, Inc., a
         Delaware corporation.(1)
10.1*    Electroglas, Inc. 1993 Long-Term Incentive Plan.(3)
10.2*    Change of Control Agreement between Electroglas, Inc. and
         Armand J. Stegall dated as of June 9, 1995.(4)
10.3*    Electroglas, Inc. Restricted Stock Bonus Agreement Between
         Electroglas, Inc. and Curtis S. Wozniak.(5)
10.4*    Change of Control Agreement between Electroglas, Inc. and
         Curtis S. Wozniak dated as of April 4, 1996.(5)
10.5*    Electroglas Officers' Retirement Medical and Dental Coverage
         Policy.(6)
10.6     Lease Agreement between BNP Leasing Corporation and
         Electroglas, Inc. dated March 31, 1997.(7)
10.7     Rights Agreement between Electroglas, Inc., and BankBoston,
         N.A., as rights agent dated as of November 18, 1997.(8)
10.8*    Electroglas, Inc. 1997 Stock Incentive Plan.(9)
10.9*    Form of Change of Control Agreement between the Company and each of Timothy J. Boyle, Conor P. O'Mahoney, Joseph A.
         Savarese, William J. Haydamack, Wayne Woodard, Jeffrey R.
         Hintzke, Joseph LaChapelle and Thomas E. Brunton as of June
         9, 1995, June 9, 1995, June 9, 1995, December 12, 1997,
         April 5, 1999, July 19, 1999, April 5, 1999 and December 22,
         2000, respectively.(10)
10.10    Construction Funding Agreement (First Amendment to Lease)
         Between BNP Leasing Corporation and Electroglas, Inc. dated
         July 1, 1998.(11)
10.11*   Electroglas, Inc. 1998 Employee Stock Purchase Plan.(12)
21.1     List of subsidiaries of registrant.
23.1     Consent of Ernst & Young LLP, Independent Auditors.

---------------
 (1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.

 (2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.

 (3) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-74860), which became effective on February 23, 1994.

 (4) Incorporated by reference to the identically numbered exhibit of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1996.

 (5) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.

 (6) Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 31, 1996.

 (7) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997.

 (8) Incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A12G (Commission File No. 0-21626), filed with the Securities and Exchange Commission on November 19, 1997.

 (9) Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.

(10) Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.

(11) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

(12) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

  *   Management contracts, or Company compensatory plans or arrangements.