Form 10-Q
period 2001-03-31
ELECTROGLAS INC
filed 2001-05-10
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          ----------------------------
                                    FORM 10-Q
                          ----------------------------


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the Quarter Ended March 31, 2001

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


                             Yes [X]        No [ ]

As of April 28, 2001, 21,018,633 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      Three months ended
                                                          March 31,
                                                  -------------------------
                                                    2001             2000
                                                  --------         --------
                                                                  (Restated)
Net sales                                         $ 40,079         $ 50,102
Cost of sales                                       24,924           25,570
                                                  --------         --------
Gross profit                                        15,155           24,532
                                                  --------         --------
Operating expenses:
  Engineering, research and development              8,687            7,138
  Selling, general and administrative               10,518            9,883
  In-process research and development                  281               --
                                                  --------         --------
Total operating expenses                            19,486           17,021
                                                  --------         --------
Operating income (loss)                             (4,331)           7,511
Interest income                                      2,362            2,092
Other income (expense), net                             42             (150)
                                                  --------         --------
Income (loss) before income taxes                   (1,927)           9,453
Provision for income taxes                             231              646
                                                  --------         --------
Income (loss) before cumulative effect
  of change in accounting principle                 (2,158)           8,807
Cumulative effect of change in accounting
  principle, net of $0 tax                              --           (2,029)
                                                  --------         --------
Net income (loss)                                 $ (2,158)        $  6,778
                                                  ========         ========

Basic net income (loss) per share before
  cumulative effect of change in accounting
  principle                                       $  (0.10)        $   0.44
Cumulative effect of change in accounting
  principle                                             --            (0.10)
                                                  --------         --------
Basic net income (loss) per share                 $  (0.10)        $   0.34
                                                  ========         ========

Diluted net income (loss) per share before
  cumulative effect of change in accounting
  principle                                       $  (0.10)        $   0.42
Cumulative effect of change in accounting
  principle                                             --            (0.10)
                                                  --------         --------
Diluted net income (loss) per share               $  (0.10)        $   0.32
                                                  ========         ========

Shares used in basic calculations                   20,873           20,180
                                                  ========         ========
Shares used in diluted calculations                 20,873           21,159
                                                  ========         ========


See accompanying notes to consolidated condensed financial statements.

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                 March 31,        December 31,
                                                                   2001              2000
                                                                 ---------         ---------
                                                                (Unaudited)           (1)
Assets
Current assets:
  Cash and cash equivalents                                      $  17,993         $  59,648
  Short-term investments                                            92,533           104,825
  Accounts receivable, net                                          40,313            53,324
  Inventories                                                       34,608            32,751
  Prepaid expenses and other current assets                          9,216             8,784
                                                                 ---------         ---------
    Total current assets                                           194,663           259,332
Restricted cash                                                     48,300                --
Equipment and leasehold improvements, net                           14,370            13,418
Other assets                                                        12,483             9,480
                                                                 ---------         ---------
Total assets                                                     $ 269,816         $ 282,230
                                                                 =========         =========

Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                                          $   1,063         $   1,232
  Accounts payable                                                   7,941            17,929
  Accrued liabilities                                               21,238            24,271
                                                                 ---------         ---------
    Total current liabilities                                       30,242            43,432
Non-current liabilities                                              4,812             4,769
Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 1,000; none outstanding                                  --                --
  Common stock, $0.01 par value;
    authorized 40,000; issued and outstanding 21,174
    at March 31, 2001, and 21,006 at December 31, 2000                 212               210
  Additional paid-in capital                                       154,990           152,337
  Retained earnings                                                 82,040            84,198
  Accumulated other comprehensive loss                                (184)             (420)
  Cost of common stock in treasury;
    155 at March 31, 2001 and December 31, 2000                     (2,296)           (2,296)
                                                                 ---------         ---------
    Total stockholders' equity                                     234,762           234,029
                                                                 ---------         ---------
Total liabilities and stockholders' equity                       $ 269,816         $ 282,230
                                                                 =========         =========

(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2000.


See accompanying notes to consolidated condensed financial statements.

                               ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Three months ended
                                                                   March 31,
                                                           -------------------------
                                                             2001            2000
                                                           --------         --------
                                                                            (Restated)
Cash flows from operating activities:
Net income (loss)                                          $ (2,158)        $  6,778
Charges to income not affecting cash                          1,989            2,417
Deferred income taxes                                           (12)          (1,192)
Changes in operating assets and liabilities
  net of effects from acquisition                            (2,649)          (1,692)
                                                           --------         --------
    Cash provided by (used in) operating activities          (2,830)           6,311
                                                           --------         --------

Cash flows from investing activities:
Capital expenditures                                         (2,223)          (4,138)
Purchases of investments                                    (47,104)         (53,225)
Maturities of investments                                    59,658           39,834
Increase in restricted cash                                 (48,300)              --
Acquisition, net of cash acquired                              (561)              --
Other assets                                                    (63)            (459)
                                                           --------         --------
    Cash used in investing activities                       (38,593)         (17,988)
                                                           --------         --------

Cash flows from financing activities:
Net payments of short-term borrowings                          (329)            (245)
Sales of common stock                                            84            8,464
                                                           --------         --------
    Cash provided by (used in) financing activities            (245)           8,219
                                                           --------         --------
Effect of exchange rate changes                                  13               --
                                                           --------         --------
Net decrease in cash and cash equivalents                   (41,655)          (3,458)
Cash and cash equivalents at beginning of period             59,648           60,732
                                                           --------         --------
Cash and cash equivalents at end of period                 $ 17,993         $ 57,274
                                                           ========         ========


See accompanying notes to consolidated condensed financial statements.

                                ELECTROGLAS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE: 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

In fiscal year 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Financial statements and data for the quarter ended March 31, 2000 have been restated in accordance with SAB 101.

Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The Company's fiscal year end is December 31. The Company's fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

NOTE: 2 - INVENTORIES

The following is a summary of inventories by major category:

                       March 31,    December 31,
(in thousands)           2001          2000
                       -------        -------
Raw materials          $18,421        $18,330
Work in process         10,881         10,712
Finished goods           5,306          3,709
                       -------        -------
                       $34,608        $32,751
                       =======        =======

NOTE: 3 - NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The computation of diluted net income per share for the three months ended March 31, 2000 included the effect of dilutive securities attributable to stock options and contingently issued shares outstanding during the period. The following table sets forth the computation of basic and diluted net income
(loss) per share:

(in thousands, except per share data)                     Three months ended March 31,
-------------------------------------                     ----------------------------
                                                             2001             2000
                                                           ---------         -------
Numerator:
    Net income (loss)                                      $  (2,158)        $ 6,778
                                                           =========         =======
Denominator:
Denominator for basic net income (loss) per share
     -- weighted average shares                               20,873          20,180
                                                           ---------         -------
    Effect of dilutive securities:
        Employee stock options                                    --             759
        Contingently issued shares                                --             220
                                                           ---------         -------
    Dilutive potential common shares                              --             979
                                                           ---------         -------
Denominator for diluted net income (loss) per share
     -- adjusted weighted average shares                      20,873          21,159
                                                           =========         =======

Basic net income (loss) per share                          $   (0.10)        $  0.34
                                                           =========         =======
Diluted net income (loss) per share                        $   (0.10)        $  0.32
                                                           =========         =======

Options to purchase 2,739,000 shares of common stock were outstanding at March 31, 2001, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

In connection with current and previous acquisitions, 130,000 shares of common stock were in escrow as of March 31, 2001. These shares were subject to certain representations and warranties, and were not included in the computation of diluted net loss per share as the effect would be antidilutive.

NOTE: 4 - LEASE AGREEMENT

In March 1997, the Company entered into a $12.0 million, five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at March 31, 2001, the annual lease payments currently represent approximately $3.2 million. These rates are sensitive to inflation and other economic factors, and a significant increase in interest rates may have a negative impact on the earnings of the Company. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease at March 31, 2001, is approximately $41.1 million. The lease contains certain restrictive covenants, and at March 31, 2001, the Company was in compliance with these covenants. In connection with its lease collateral requirements, the Company was required to collateralize the lease. At March 31, 2001, the Company collateralized $48.3 million, which was included in other assets as restricted cash.

NOTE: 5 - ACQUISITION OF STATWARE

On January 12, 2001, the Company acquired Statware, Inc. (Statware), a developer of process optimization software technologies, for the following amounts (in thousands):

Cash                                       $  600
Common stock issued, 161,940 shares         2,571
Acquisition costs                             211
                                           ------
                                           $3,382
                                           ======

The Statware acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Statware are included in the accompanying financial statements subsequent to the acquisition. The purchase price was allocated, based on an independent appraisal obtained by the Company, to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows (in thousands):

Cash                                       $    39
Other assets, net                               69
Identified intangibles:
  Developed technology                         705
  Customer base                                235
  Assembled workforce                          140
Deferred tax liability                        (399)
Goodwill                                     2,312
In-process research and development            281
                                           -------
                                           $ 3,382
                                           =======

To determine the value of in-process research and development of the acquired business, the Company considered, among other factors, the stage of development of each project, expected income, target markets, and associated risks. Associated risks included inherent difficulties and uncertainties in completing the project and, thereby, achieving technical feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in a valuation of $0.3 million for in-process research and development that had not reached technical feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $0.3 million was expensed in the quarter ended March 31, 2001.

To determine the value of developed technology, the expected future cash flows of each software product was discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. This analysis resulted in a valuation for completed software that had reached technological feasibility and, therefore, was capitalizable. Intangible assets will be amortized on a straight-line basis over estimated useful lives ranging from three to five years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight line basis over its estimated remaining useful life of five years.

In connection with the Statware acquisition, 70,262 shares of the Company's common stock, included as consideration, were deposited into escrow accounts of one to five years to indemnify the Company for any breach of the representations and warranties of Statware.

The operating results of Statware were immaterial and would not have materially altered the results of the Company if presented on a pro forma basis.

NOTE: 6 - COMPREHENSIVE INCOME (LOSS)

For the quarter ended March 31, 2001, comprehensive loss was $1.9 million compared to comprehensive income of $6.7 million for the quarter ended March 31, 2000.

NOTE: 7 - SEGMENT INFORMATION

The Company has four operating segments comprising its prober products, inspection products, yield management software, and process optimization software businesses. The Company's management has determined the operating segments based upon how the business is managed and operated. The Company evaluates performance and allocates resources based on operating income (loss), excluding unusual or infrequent occurring items. There are no significant intersegment sales or transfers.

The aggregated prober products and inspection products businesses are the only segments that are reportable based on the quantitative guidelines provided in FAS 131. The yield management software and process optimization businesses are below the quantitative guidelines and are included with certain corporate charges and expenses under the heading "All Other."

The following is a summary of the Company's operating segments:

                                      Prober and
(in thousands)                        Inspection
Three months ended March 31,           Products         All Other      Consolidated
----------------------------           --------         ---------      ------------
2001
Sales to unaffiliated customers        $ 38,300         $  1,779         $ 40,079
Operating loss                         $ (2,349)        $ (1,982)        $ (4,331)

2000
Sales to unaffiliated customers        $ 48,446         $  1,656         $ 50,102
Operating income (loss)                $  9,997         $ (2,486)        $  7,511

NOTE: 8 - INCOME TAXES

The 12% estimated annual effective tax rate for the year 2001 reflects the Company's foreign income and withholding taxes only as federal and state taxes for 2001 are expected to be immaterial due to the Company's loss position. A partial valuation allowance has been established against certain net deferred tax assets due to the uncertainties surrounding their realization.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Financial Statements of Electroglas and the related notes thereto. The statements contained in this Form 10-Q which are not purely historical are forward-looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements include, but are not limited to statements regarding estimated taxes, cash flow, liquidity and anticipated cash needs and availability. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to risks and uncertainties such as: timely availability and acceptance of new hardware and software products, capital expenditures of semiconductor manufacturers, changes in demand for semiconductor products, competitive pricing pressures, product volume and mix, development of new products, enhancement of existing products, global economic conditions, availability of needed components, availability of skilled employees, timing of orders received, fluctuations in foreign exchange rates, introduction of competitors' products having technological and/or pricing advantages, and the integration of the business of Statware and the continued integration of the businesses of Knights and Inspection Products into the Company. In addition, the Company has experienced, and may in the future experience, significant fluctuations in its quarterly financial results. You should also consult the risk factors described from time to time in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and those disclosed in this discussion and analysis.

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                                  Three months ended
                                                      March 31,
                                                 --------------------
                                                 2001           2000
                                                 -----          -----
Net sales                                        100.0%         100.0%
Cost of sales                                     62.2           51.0
                                                 -----          -----
Gross profit                                      37.8           49.0
                                                 -----          -----
Operating expenses:
  Engineering, research and development           21.7           14.3
  Selling, general and administrative             26.2           19.7
  In-process research and development              0.7             --
                                                 -----          -----
Total operating expenses                          48.6           34.0
                                                 -----          -----
Operating income (loss)                          (10.8)          15.0
Interest income                                    5.9            4.2
Other income (expense), net                        0.1           (0.3)
                                                 -----          -----
Income (loss) before income taxes                 (4.8)          18.9
Provision for income taxes                         0.6            1.3
                                                 -----          -----
Income (loss) before cumulative effect
  of change in accounting principle               (5.4)          17.6
Cumulative effect of change in accounting
  principle, net of $0 tax                          --           (4.1)
                                                 -----          -----
Net income (loss)                                 (5.4)%         13.5%
                                                 =====          =====

RESULTS OF OPERATIONS

Net Sales
Net sales for the quarter ended March 31, 2001 were $40.1 million, a 20.0% decrease from net sales of $50.1 million in the comparable quarter last year. This decrease was due primarily to lower system unit sales of the Company's core prober business as customers continued to adjust their capital spending in response to current excess production capacity conditions. Because of these customers' low capacity utilization rates, customers reduced orders in Q1 from Q4 levels, pushed out the shipment of booked orders to future quarters, and cancelled orders. The Company has poor visibility with respect to the level of orders for the coming quarters.

For the quarters ended March 31, 2001 and 2000, net sales were comprised of prober and inspection systems ($30.5 million and $42.0 million, respectively), yield management and process optimization software ($1.8 million and $1.7 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses ($7.8 million and $6.4 million, respectively).

For the quarter ended March 31, 2001, international sales accounted for 46.9% of net sales as compared to 44.0% for the same quarter last year. During the current quarter, the Company experienced weakness across all geographic regions. The increase in the percentage of international sales from 2000 was due to a greater decline in North American sales, relative to the decline in European and Asian Pacific regions.

Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, the Company's results of operations for the three months ended March 31, 2001 may not necessarily be indicative of future operating results. Demand for the Company's products has changed recently and is expected to continue to fluctuate from period to period. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit
For the quarter ended March 31, 2001, gross profit, as a percentage of sales, was 37.8% compared to 49.0% for the same quarter last year. This decrease was due primarily to decreased capacity utilization from lower unit volume and, to a lesser extent, higher material costs from changes in product mix, higher field service and support costs, and increased inventory obsolescence costs related to increased inventory levels.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, changes in product mix, changes in the proportion of international sales, the level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development
Engineering, research and development expenses were $8.7 million in the first quarter of 2001, up 21.7% from $7.1 million in the comparable quarter last year. This increase was primarily a result of increased prototype expenses related to new product development programs. As a percentage of sales, these expenses increased to 21.7% in the first quarter of 2001 from 14.3% in the same quarter last year. During the current business cycle downturn, the Company intends to continue investing in its new product development programs.

Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative
Selling, general and administrative expenses were $10.5 million in the first quarter of 2001, up 6.4% from $9.9 million in the comparable quarter last year. This increase was primarily due to an increase in workforce from prior year levels, offset partially by reduced employee incentives and sales commissions. During the current cyclical downturn, the Company plans to implement routine cost reduction initiatives, including mandatory vacations, postponing salary increases, and curtailing discretionary spending.

Interest Income
For the first quarter of 2001, interest income was $2.4 million compared to $2.1 million for the same quarter last year. This increase in interest income was principally due to higher average cash balances and, to a lesser extent, higher yielding instruments.

Income Taxes
The Company's estimated effective tax rate for the quarter ended March 31, 2001 was 12% compared to a tax rate of 16% for the first quarter of 2000. The Company's estimated tax rate for the first quarter of 2001 represents foreign income and withholding taxes. Federal and state taxes for 2001 are expected to be immaterial due to the Company's loss position. The 2000 first quarter tax rate of 16% includes a partial release of the valuation allowance related to net operating losses and tax credit carryforwards and the utilization of the year's estimated research and development tax credits. Management concluded that a partial valuation allowance against its net deferred tax assets is required due to uncertainties surrounding their realization.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, short-term investments, and restricted cash were $158.8 million at March 31, 2001, a decrease of $5.7 million from $164.5 million at December 31, 2000.

Cash used in operating activities was $2.8 million during the first quarter of 2001. This included a net loss of $2.2 million and an increase in operating assets of $2.6 million, offset by noncash charges to income of $2.0 million. The negative effect from the changes in operating assets was due primarily to decreases of $10.0 million in accounts payable and $3.0 million in accrued liabilities, which included deferred revenue, and an increase of $1.9 million in inventories. This was offset partially by a decrease of $13.3 million in accounts receivable, resulting from lower sales in the current quarter relative to the immediate prior quarter.

Cash used in investing activities was $38.6 million due primarily to restricted cash investments of $48.3 million; capital expenditures of $2.2 million principally on enhancements to support the Company's network infrastructure; and cash payment of $0.6 million, net of cash acquired, in the Statware acquisition. These were offset partially by net maturities of investments of $12.6 million.

Cash used in financing activities was $0.2 million from repayment of $0.2 million for a bank loan assumed by the Company from the Statware acquisition, and net payments of $0.2 million on short-term borrowings by the Company's Japanese subsidiary. These were partially offset by $0.1 million from the sale of common stock under employee stock plans.

The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $3.1 million (denominated in yen) with two Japanese banks. As of March 31, 2001, the amount outstanding was $1.1 million. These facilities are used by the Company's Japanese subsidiary to finance its working capital requirements.

In March 1997, the Company entered into a $12.0 million, five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance. The monthly payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at March 31, 2001, the annual lease payments currently represent approximately $3.2 million. These rates are sensitive to inflation and other economic factors, and a significant increase in interest rates may have a negative impact on the earnings of the Company. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease at March 31, 2001, is approximately $41.1 million. The lease contains certain restrictive covenants, and at March 31, 2001, the Company was in compliance with these covenants. In connection with its lease collateral requirements, the Company was required to collateralize the lease. At March 31, 2001, the Company collateralized $48.3 million, which was included in other assets as restricted cash.

Demand for the Company's products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on the Company's operating results. There can be no assurance that the Company will continue to be in compliance with certain restrictive covenants related to its facilities lease. In the event of non-compliance, the Company has the option of renegotiating the lease at higher annual lease payments or purchasing the land and buildings for approximately $48.3 million.

Historically, the Company has generated cash in an amount sufficient to fund its operations. The Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, for the foreseeable future.


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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II: Item 7a, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


PART II. OTHER INFORMATION

         None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ELECTROGLAS, INC.



DATE:           May 10, 2001             BY:  /s/ Thomas E. Brunton
         ---------------------------          -------------------------------

                                              Thomas E. Brunton
                                              Chief Financial Officer and
                                              Duly Authorized Officer