Form 10-Q
period 2001-06-30
ELECTROGLAS INC
filed 2001-08-13
CIK 902281

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the Quarterly Period Ending June 30, 2001

                        Commission File Number 0-21626


                              ELECTROGLAS, INC.
            (Exact Name of Registrant as Specified in Its Charter)



     DELAWARE                                   77-0336101
--------------------------                -----------------------------
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


As of July 31, 2001, 21,233,000 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts, Unaudited)

                                                                    Three months ended              Six months ended
                                                                    ------------------              ----------------
                                                                         June 30,                       June 30,
                                                                         --------                       --------
                                                                    2001           2000           2001           2000
                                                                  --------       --------       --------       ---------
                                                                                (Restated)                     (Restated)
Net sales                                                         $ 21,919       $ 56,593       $ 61,998       $ 106,695
Cost of sales                                                       16,706         28,636         41,630          54,206
                                                                  --------       --------       --------       ---------
Gross profit                                                         5,213         27,957         20,368          52,489
                                                                  --------       --------       --------       ---------
Operating expenses:
  Engineering, research and development                              8,026          6,684         16,713          13,822
  Selling, general and administrative                               10,115         10,877         20,633          20,760
  In-process research and development                                   --             --            281              --
                                                                  --------       --------       --------       ---------
Total operating expenses                                            18,141         17,561         37,627          34,582
                                                                  --------       --------       --------       ---------
Operating income (loss)                                            (12,928)        10,396        (17,259)         17,907
Interest income                                                      2,016          2,350          4,378           4,442
Other income (expense), net                                            (20)           (39)            22            (189)
                                                                  --------       --------       --------       ---------
Income (loss) before income taxes                                  (10,932)        12,707        (12,859)         22,160
Provision for income taxes                                          15,963          1,105         16,194           1,751
                                                                  --------       --------       --------       ---------
Income (loss) before cumulative effect
  of change in accounting principle                                (26,895)        11,602        (29,053)         20,409
Cumulative effect of change in accounting
  principle, net of $0 tax                                              --             --             --          (2,029)
                                                                  --------       --------       --------       ---------
Net income (loss)                                                 $(26,895)      $ 11,602       $(29,053)      $  18,380
                                                                  ========       ========       ========       =========

Basic net income (loss) per share before
   cumulative effect of change in accounting principle            $  (1.29)      $   0.56       $  (1.39)      $    1.00
Cumulative effect of change in accounting principle                     --             --             --           (0.10)
                                                                  --------       --------       --------       ---------

Basic net income (loss) per share                                 $  (1.29)      $   0.56       $  (1.39)      $    0.90
                                                                  ========       ========       ========       =========

Diluted net income (loss) per share before
  cumulative effect of change in accounting principle             $  (1.29)      $   0.54       $  (1.39)      $    0.96
Cumulative effect of change in accounting principle                     --             --             --           (0.09)
                                                                  --------       --------       --------       ---------
Diluted net income (loss) per share                               $  (1.29)      $   0.54       $  (1.39)      $    0.87
                                                                  ========       ========       ========       =========

Shares used in basic calculations                                   20,889         20,593         20,881          20,436
                                                                  ========       ========       ========       =========
Shares used in diluted calculations                                 20,889         21,332         20,881          21,245
                                                                  ========       ========       ========       =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                            ELECTROGLAS, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share amounts)


                                                  June 30,       December 31,
                                                  --------       ------------
                                                    2001             2000
                                                    ----             ----
                                                 (Unaudited)         (1)
Assets
Current assets:
  Cash and cash equivalents                       $  16,633       $  59,648
  Short-term investments                             88,412         104,825
  Accounts receivable, net                           27,060          53,324
  Inventories                                        36,566          32,751
  Prepaid expenses and other current assets           7,092           8,513
                                                  ---------       ---------
   Total current assets                             175,763         259,061
Restricted cash                                      48,300              --
Equipment and leasehold improvements, net            13,618          13,418
Other assets                                          9,223          18,951
                                                  ---------       ---------
Total assets                                      $ 246,904       $ 291,430
                                                  =========       =========

Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                           $   1,271       $   1,232
  Accounts payable                                    4,128          17,929
  Accrued liabilities                                20,471          24,271
                                                  ---------       ---------
   Total current liabilities                         25,870          43,432
Non-current liabilities                              13,281          13,969
Stockholders' equity:
  Preferred stock, $0.01 par value;
   authorized shares 1,000; none outstanding             --              --
  Common stock, $0.01 par value;
   authorized shares 40,000; issued and
   outstanding shares 21,020 at June 30,
   2001, and 21,006 at December 31, 2000                212             210
  Additional paid-in capital                        155,004         152,337
  Retained earnings                                  55,145          84,198
  Accumulated other comprehensive loss                 (312)           (420)
  Cost of common stock in treasury;
   155 shares at June 30, 2001
   and December 31, 2000                             (2,296)         (2,296)
                                                  ---------       ---------

   Total stockholders' equity                       207,753         234,029
                                                  ---------       ---------
Total liabilities and stockholders' equity        $ 246,904       $ 291,430
                                                  =========       =========


(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2000. Certain amounts have been reclassified to conform with the current period's presentation.


See accompanying Notes to Consolidated Condensed Financial Statements.

                            ELECTROGLAS, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (In thousands, Unaudited)

                                                           Six months ended
                                                           ----------------
                                                                June 30,
                                                                --------
                                                         2001           2000
                                                         ----           ----
                                                                     (Restated)
Cash flows from operating activities:
  Net income (loss)                                   $ (29,053)      $ 18,380
  Charges to income not affecting cash                    3,969          4,120
  Deferred income taxes                                  18,925         (1,481)
  Changes in operating assets and liabilities
   net of effects from acquisition                       (1,000)        (2,863)
                                                      ---------       --------
                                                         (7,159)        18,156
                                                      ---------       --------
Cash flows from investing activities:
  Capital expenditures                                   (2,894)        (7,496)
  Purchases of investments                              (90,430)       (97,302)
  Maturities of investments                             106,835         84,719
  Increase in restricted cash                           (48,300)            --
  Acquisition, net of cash acquired                        (561)            --
  Other assets                                             (508)          (367)
                                                      ---------       --------
                                                        (35,858)       (20,446)
                                                      ---------       --------

Cash flows from financing activities:
  Net payments of short-term borrowings                    (121)          (335)
  Sales of common stock                                      98         10,720
                                                      ---------       --------
                                                            (23)        10,385
                                                      ---------       --------
Effect of exchange rate changes                              25             (4)
                                                      ---------       --------
Net increase (decrease) in cash and cash
  equivalents                                           (43,015)         8,091
Cash and cash equivalents at beginning of period         59,648         60,732
                                                      ---------       --------
Cash and cash equivalents at end of period            $  16,633       $ 68,823
                                                      =========       ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                               ELECTROGLAS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

In fiscal year 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Financial statements and data for the quarter and six months ended June 30, 2000 have been restated in accordance with SAB 101. In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $2.0 million, which included deferred revenue of $4.2 million, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2000. For the quarter and six month periods ended June 30, 2000, the Company recognized revenue of $0 million and $0.6 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. For the quarter and six month periods ended June 30, 2001, the Company recognized revenue of $0.7 million and $0.7 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000.

Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The Company's fiscal year end is December 31. The Company's fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

INVENTORIES

The following is a summary of inventories by major category (in thousands):

                                          June 30,        December 31,
                                          --------        ------------
                                            2001              2000
                                            ----              ----

Raw materials                           $     19,478      $     18,330
Work in process                               10,511            10,712
Finished goods                                 6,577             3,709
                                        ------------      ------------
                                        $     36,566      $     32,751
                                        ============      ============

NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The computation of diluted net income per share for the three and six month periods ended June 30, 2000 included the effect of dilutive securities attributable to stock options and contingently issued shares outstanding during the period. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                           Three months ended          Six months ended
                                           ------------------          ----------------
                                                 June 30,                  June 30,
                                                 --------                  --------
                                            2001          2000         2001          2000
                                         --------       -------      --------       -------
Numerator:
     Net income (loss)                   $(26,895)      $11,602      $(29,053)      $18,380
                                         ========       =======      ========       =======
Denominator:
Denominator for basic net income
  (loss) per share - weighted
  average shares                           20,889        20,593        20,881        20,436
                                         --------       -------      --------       -------
   Effect of dilutive securities:
      Employee stock options                   --           619            --           689
      Contingently issued shares               --           120            --           120
                                         --------       -------      --------       -------
   Dilutive potential common shares            --           739            --           809
                                         --------       -------      --------       -------
Denominator for diluted net income
  (loss) per share - adjusted
  weighted average shares                  20,889        21,332        20,881        21,245
                                         ========       =======      ========       =======
Basic net income (loss) per share        $  (1.29)      $  0.56      $  (1.39)      $  0.90
                                         ========       =======      ========       =======
Diluted net income (loss) per share      $  (1.29)      $  0.54      $  (1.39)      $  0.87
                                         ========       =======      ========       =======

Options to purchase 3,446,000 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

In connection with current and previous acquisitions, 130,000 shares of common stock were in escrow as of June 30, 2001. These shares were subject to certain representations and warranties, and were not included in the computation of diluted net loss per share as the effect would be antidilutive.

LEASE AGREEMENT

In March 1997, the Company entered into a $12.0 million, five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance. The lease contained certain restrictive covenants and as of June 30, 2001, the Company was not in full compliance. The lease agreement was subsequently amended to be effective June 30, 2001, requiring a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. The amendment also includes an adjustment to the interest rate and certain restrictions on the repurchase of the Company's common stock. The monthly payments are based on the London Interbank Offering Rate ("LIBOR"). At current interest rates, as amended, and based on the lease amount of $48.3 million as of June 30, 2001, the annual lease payments currently represent approximately $2.2 million. These rates are sensitive to inflation and other economic factors, and a significant increase in interest rates may have a negative impact on the earnings of the Company. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease on June 30, 2001 is approximately $41.1 million.

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
                                         -------
                                         $ 3,382
                                         =======

To determine the value of in-process research and development of the acquired business, the Company considered, among other factors, the stage of development of each project, expected income, target markets, and associated risks. Associated risks included inherent difficulties and uncertainties in completing the project and, thereby, achieving technical feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in a valuation of $281,000 for in-process research and development that had not reached technical feasibility and did not have alternative future uses and, in accordance with generally accepted accounting principles, was expensed in the quarter ended March 31, 2001.

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

STOCKHOLDERS' EQUITY

On May 31, 2001, the Company's stockholders approved an amendment to the Amended and Restated Electroglas, Inc. 1997 Stock Incentive Plan to increase the number of shares reserved for issuance by 700,000.

COMPREHENSIVE INCOME (LOSS)

For the quarter and six months ended June 30, 2001, comprehensive loss was $27.0 million and $28.9 million compared to comprehensive income of $11.5 million and $18.2 million for the same periods of the prior year.

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

The aggregated prober products and inspection products businesses are the only segments that are reportable based on the quantitative guidelines provided in the Statement of Financial Accounting Standards No. 131 ("FAS 131"). The yield management software and process optimization businesses are outside the quantitative guidelines in FAS 131 and are included with certain corporate charges and expenses under the heading "All Other."

The following is a summary of the Company's operating segments (in thousands):

                                     Prober and
                                     Inspection
Three months ended June 30:            Products      All Other   Consolidated
---------------------------            --------      ---------   ------------
2001
----
Sales to unaffiliated customers      $ 19,900       $ 2,019       $ 21,919
Operating loss                       $(11,490)      $(1,438)      $(12,928)

2000
----
Sales to unaffiliated customers      $ 54,076       $ 2,517       $ 56,593
Operating income (loss)              $ 12,086       $(1,690)      $ 10,396

                                     Prober and
                                     Inspection
Six months ended June 30:              Products     All Other     Consolidated
-------------------------              --------     ---------     ------------
2001
----
Sales to unaffiliated customers      $  58,200       $ 3,798       $  61,998
Operating loss                       $ (13,839)      $(3,420)      $ (17,259)

2000
----
Sales to unaffiliated customers      $ 102,522       $ 4,173       $ 106,695
Operating income (loss)              $  22,083       $(4,176)      $  17,907


INCOME TAXES

The Company's provision for income taxes for the six months ended June 30, 2001 was $16.2 million which represents current foreign, state and withholding taxes and the establishment of a valuation allowance against its net deferred tax assets in the amount of $15.6 million. Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions. Due to the uncertainty of the timing and amount of such realization, management concluded that a full valuation allowance was required on June 30, 2001.

CONTINGENCIES

In connection with the formation of the Company in 1993, the Company agreed to share with its former parent certain tax benefits arising from the increase in the aggregate tax basis of the assets transferred. The accompanying financial statements reflect an accrual of approximately $9.5 million, which is based on the Company's best estimate of the amount payable under the agreement. However, the actual amount payable and the timing of the payment are dependent on the ultimate tax benefits realized and the timing of the realization of these tax benefits.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statements is not expected to have a material impact on net income.

During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Financial Statements of Electroglas and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. These forward-looking statements, which include statements regarding product sales, product demand, gross profits, engineering research and development expenses, cash flow, liquidity and anticipated cash needs and availability are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

Forward-looking statements in this Quarterly Report, include, without limitation: the Company's expectation that the Company will continue to experience a decline in quarterly orders, rescheduling of shipments to future quarters, and cancellation of orders, adversely impacting sales into 2002; the Company's expectation that demand for the Company's products will continue to fluctuate from period to period; the Company's belief that continued weak demand and changes in market conditions may require additional provision for excess and obsolete inventory that may negatively impact gross profit in future periods; the Company's belief that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, and excess manufacturing capacity costs; the Company's intention to continue investing in its new product development programs during the current business cycle downturn; and the Company's anticipation that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, for the foreseeable future.

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

All forward-looking statements included in this Quarterly Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. You should also consult the cautionary statements and risk factors described in this Quarterly Report and listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and its Annual Reports to Shareholders, including the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2000.

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                             Three months ended      Six months ended
                                             ------------------      ----------------
                                                  June 30,               June 30,
                                                  --------               --------
                                              2001        2000        2001        2000
                                              ----        ----        ----        ----
Net sales                                    100.0 %      100.0 %    100.0 %     100.0 %
Cost of sales                                 76.2         50.6       67.1        50.8
                                             -----        -----      -----       -----
Gross profit                                  23.8         49.4       32.9        49.2
                                             -----        -----      -----       -----
Operating expenses:
  Engineering, research and development       36.6         11.8       27.0        13.0
  Selling, general and administrative         46.2         19.2       33.3        19.4
  In-process research and development           --           --        0.4          --
                                             -----        -----      -----       -----
Total operating expenses                      82.8         31.0       60.7        32.4
                                             -----        -----      -----       -----
Operating income (loss)                      (59.0)        18.4      (27.8)       16.8
Interest income                                9.2          4.2        7.1         4.2
Other income (expense), net                   (0.1)        (0.1)        --        (0.2)
                                             -----        -----      -----       -----
Income (loss) before income taxes            (49.9)        22.5      (20.7)       20.8
Provision for income taxes                    72.8          2.0       26.2         1.7
                                             -----        -----      -----       -----
Income (loss) before cumulative effect
  of change in accounting principle         (122.7)        20.5      (46.9)       19.1
Cumulative effect of change in
  accounting principle, net of $0 tax           --           --         --        (1.9)
                                             -----        -----       -----      -----
Net income (loss)                           (122.7)%       20.5 %    (46.9)%      17.2 %
                                            ======        =====       =====      =====


RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 2001 were $21.9 million, a 61.3% decrease from net sales of $56.6 million in the comparable quarter last year. Net sales for the first six months of 2001 were $62.0 million, a 41.9% decrease from net sales of $106.7 million for the same period a year ago. The decreases for the quarter and six months ended June 30, 2001 were due primarily to lower system unit sales of the Company's core prober business as customers continued to curtail their capital spending in response to persisting excess production capacity conditions. The Company continued to experience a decline in quarterly orders, rescheduling of shipments to future quarters, and cancellation of orders. These conditions will adversely impact the Company's sales for the remainder of 2001 and are expected to continue into 2002. The Company continues to have poor visibility with respect to the level of orders for the coming quarters.

For the quarters ended June 30, 2001 and 2000, net sales were comprised of prober and inspection systems ($12.3 and $47.3 million, respectively), yield management and process optimization software ($2.0 and $2.5 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses ($7.6 and $6.8 million, respectively). For the six months ended June 30, 2001 and 2000, net sales were comprised of prober and inspection systems ($42.9 and $89.3 million, respectively), yield management and process optimization software ($3.8 and $4.2 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses ($15.3 and $13.2 million, respectively).

For the quarter and six months ended June 30, 2001, international sales accounted for 54.2% and 49.5% of net sales as compared to 50.6% and 47.5% for the same periods last year. During the current quarter and six month periods, the Company experienced weakness across all geographic regions. For the quarter and six months ended June 30, 2001, the increase in the percentage of international sales from the same periods last year was due to a greater decline, in absolute dollars, in North American sales, relative to the decline in European and Asian-Pacific regions.

In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $2.0 million, which included deferred revenue of $4.2 million, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2000. For the quarter and six month periods ended June 30, 2000, the Company recognized revenue of $0 million and $0.6 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. For the quarter and six month periods ended June 30, 2001, the Company recognized revenue of $0.7 million and $0.7 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000.

Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, the Company's results of operations for the three and six month periods ended June 30, 2001 may not necessarily be indicative of future operating results. Demand for the Company's products has declined in the recent quarter and is expected to continue to fluctuate from period to period. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit

For the quarter and six months ended June 30, 2001, gross profit, as a percentage of sales, was 23.8% and 32.9% as compared to 49.4% and 49.2% for the same periods last year. The decreases for the quarter and six months ended June 30, 2001 were due primarily to decreased capacity utilization from lower unit volume and, to a lesser extent, increased provision for excess and obsolete inventory of $2.7 million and $3.6 million in the quarter and six months ended June 30, 2001, respectively. Continued weak demand and changes in market conditions may require additional provision for excess and obsolete inventory that may negatively impact gross profit in future periods.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, and excess manufacturing capacity costs.

Engineering, Research and Development

Engineering, research and development expenses were $8.0 million in the second quarter of 2001, up 20.1% from $6.7 million in the comparable quarter last year. As a percentage of sales, these expenses increased to 36.6% in the second quarter, up from 11.8% in the same quarter of last year. For the first six months of 2001, these expenses were $16.7 million, up 20.9% from $13.8 million in 2000. As a percentage of sales, these expenses increased to 27.0% in the first six months, up from 13.0% in the same period last year.

The increases for both periods, as a percentage of sales, were due mainly to the lower volume of sales in 2001 as the Company increased prototype expenses related to new product development programs. During the current business cycle downturn, the Company intends to continue investing in its new product development programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $10.1 million in the second quarter of 2001, down 7.0% from $10.9 million in the comparable quarter last year. For the first six months of 2001, these expenses were $20.6 million, down 0.6% from $20.8 million in 2000. These decreases for both periods were due to reduced employee incentives and sales commissions, mandatory vacations, and curtailed discretionary spending.

Interest Income

For the second quarter of 2001, interest income was $2.0 million compared to $2.4 million for the same quarter last year. This decrease in interest income was principally due to declining interest rates. For the first six months of 2001 and 2000, interest income was $4.4 million. In 2001, the effect of declining interest rates was offset by higher average cash and investment balances.

Income Taxes

The Company's provision for income taxes for the six months ended June 30, 2001 was $16.2 million which represents current foreign, state and withholding taxes and the establishment of a valuation allowance against its net deferred tax assets in the amount of $15.6 million. Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions. Due to the uncertainty of the timing and amount of such realization, management concluded that a full valuation allowance was required at June 30, 2001. The estimated tax rate for the six months ended June 30, 2000 was 8.7%, restated in accordance with SAB 101, and included a partial release of the valuation allowance related to net operating losses and tax credit carryforwards and the utilization of the year's estimated research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, short-term investments, and restricted cash were $153.3 million at June 30, 2001, a decrease of $11.2 million from $164.5 million at December 31, 2000.

Cash used in operating activities was $7.2 million during the first six months of 2001. This included a net loss of $29.1 million and an increase in operating assets of $1.0 million, offset by a decrease in net deferred tax assets of $18.9 million and noncash charges to income of $4.0 million. The negative effect from the changes in operating assets was due primarily to decreases of $13.8 million in accounts payable and $3.8 million in accrued liabilities, and increases of $5.7 million in estimated income taxes receivable included in other current assets, and $3.8 million in inventories. This was offset partially by a decrease of $26.3 million in accounts receivable, resulting from lower sales in the current quarter relative to the fourth quarter of 2000.

Cash used in investing activities was $35.9 million due primarily to an increase in restricted cash investments of $48.3 million; capital expenditures of $2.9 million principally on enhancements to support the Company's network infrastructure; a cash payment of $0.6 million, net of cash acquired, in the Statware acquisition; and other investments of $0.5 million. This was offset partially by net maturities of $16.4 million of investments.

Cash used in financing activities was comprised of a $0.2 million repayment for a bank loan assumed by the Company in connection with the Statware acquisition. This was offset partially by $0.1 million from the sale of common stock under employee stock plans.

The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $3.1 million (denominated in yen) with two Japanese banks. As of June 30, 2001, the amount outstanding was $1.3 million. These facilities are used by the Company's Japanese subsidiary to finance its working capital requirements.

In March 1997, the Company entered into a $12.0 million, five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance. The lease contained certain restrictive covenants and as of June 30, 2001, the Company was not in full compliance. The lease agreement was subsequently amended to be effective June 30, 2001, requiring a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. The amendment also includes an adjustment to the interest rate and certain restrictions on the repurchase of the Company's common stock. The monthly payments are based on the London Interbank Offering Rate ("LIBOR"). At current interest rates, as amended, and based on the lease amount of $48.3 million as of June 30, 2001, the annual lease payments currently represent approximately $2.2 million. These rates are sensitive to inflation and other economic factors, and a significant increase in interest rates may have a negative impact on the earnings of the Company. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease on June 30, 2001 is approximately $41.1 million.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statements is not expected to have a material impact on net income.

During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

VOLATILITY OF STOCK PRICE

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


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II: Item 7a, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 31, 2001, the stockholders:

(1) elected Roger D. Emerick and Robert J. Frankenberg as Class II directors. Roger D. Emerick received 18,496,803 affirmative votes and 1,033,285 withheld votes. Robert J. Frankenberg received 18,736,303 affirmative votes and 793,785 withheld votes. The following directors continued in office after the meeting: Curtis S. Wozniak, Neil R. Bonke, and Mel Friedman.

(2) ratified and approved an amendment to the Amended and Restated Electroglas, Inc. 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder from 2,350,000 to 3,050,000, with 16,860,910 affirmative votes, 2,084,991 negative votes, and 584,187 abstentions.

(3) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2001, with 19,444,205 affirmative votes, 66,433 negative votes, and 19,450 abstentions.

      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             ELECTROGLAS, INC.



      DATE:       August 13, 2001        BY: /s/ Thomas E. Brunton
              ----------------------         --------------------------
                                             Thomas E. Brunton
                                             Chief Financial Officer,
                                             Principal Financial and Accounting
                                             Officer