Form 10-Q
period 2001-09-30
ELECTROGLAS INC
filed 2001-11-02
CIK 902281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the Quarterly Period Ending September 30, 2001

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

                        Yes    X               No


As of October 31, 2001, 21,080,000 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts, Unaudited)


                                                                     Three months ended               Nine months ended
                                                                     ------------------               -----------------
                                                                       September 30,                    September 30,
                                                                       -------------                    -------------
                                                                   2001             2000            2001             2000
                                                                   ----             ----            ----             ----
                                                                                 (Restated)                       (Restated)
Net sales                                                    $   9,454         $  59,359         $  71,452         $ 166,054
Cost of sales                                                    9,574            31,215            51,204            85,421
                                                                ------           -------           --------          -------
Gross profit                                                      (120)           28,144            20,248            80,633
                                                                ------           -------           --------          -------
Operating expenses:
   Engineering, research and development                         7,478             7,108            24,191            20,930
   Selling, general and administrative                           9,000            10,665            29,633            31,425
   In-process research and development                              --                --               281                --
                                                                ------           -------           --------          -------
Total operating expenses                                        16,478            17,773            54,105            52,355
                                                                ------           -------           --------          -------
Operating income (loss)                                        (16,598)           10,371           (33,857)           28,278
Interest income                                                  1,602             2,806             5,980             7,248
Other income (expense), net                                         78              (103)              100              (292)
                                                                ------           -------           --------          -------
Income (loss) before income taxes                              (14,918)           13,074           (27,777)           35,234
Provision (benefit) for income taxes                              (502)            1,138            15,692             2,889
                                                                ------           -------           --------          -------
Income (loss) before cumulative effect
   of change in accounting principle                           (14,416)           11,936           (43,469)           32,345

Cumulative effect of change in accounting
   principle, net of $0 tax                                         --                --                --            (2,029)
                                                                ------           -------           --------          -------
Net income (loss)                                            $ (14,416)        $  11,936         $ (43,469)        $  30,316
                                                                ======           =======           ========          =======
Basic net income (loss) per share before cumulative
   effect of change in accounting principle                  $   (0.69)        $    0.58         $   (2.08)        $    1.58
Cumulative effect of change in accounting principle                 --                --                --             (0.10)
                                                                ------           -------           --------          -------
Basic net income (loss) per share                            $   (0.69)        $    0.58         $   (2.08)        $    1.48
                                                                ======           =======           ========          =======

Diluted net income (loss) per share before cumulative
   effect of change in accounting principle                  $   (0.69)        $    0.57         $   (2.08)        $    1.53
Cumulative effect of change in accounting principle                 --                --                --             (0.10)
                                                                ------           -------           --------          -------
Diluted net income (loss) per share                          $   (0.69)        $    0.57         $   (2.08)        $    1.43
                                                                ======           =======           ========          =======

Shares used in basic calculations                               20,929            20,671            20,897            20,514
                                                                ======           =======           ========          =======
Shares used in diluted calculations                             20,929            21,081            20,897            21,190
                                                                ======           =======           ========          =======


See accompanying Notes to Consolidated Condensed Financial Statements.

                                ELECTROGLAS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                         September 30,            December 31,
                                                                         -------------            ------------
                                                                             2001                     2000
                                                                   ----------------          ----------------
                                                                          (Unaudited)                 (1)
Assets
Current assets:
   Cash and cash equivalents                                       $         16,980          $         59,648
   Short-term investments                                                    78,417                   104,825
   Accounts receivable, net                                                  14,549                    53,324
   Inventories                                                               41,781                    32,751
   Prepaid expenses and other current assets                                  7,783                     8,513
                                                                   ----------------          ----------------
     Total current assets                                                   159,510                   259,061
Restricted cash                                                              48,300                       --
Equipment and leasehold improvements, net                                    15,304                    13,418
Other assets                                                                  8,837                    18,951
                                                                   ----------------          ----------------
Total assets                                                       $        231,951          $        291,430
                                                                   ================          ================
Liabilities and stockholders' equity

Current liabilities:
   Short-term borrowings                                           $          1,727          $          1,232
   Accounts payable                                                           4,460                    17,929
   Accrued liabilities                                                       18,399                    24,271
                                                                   ----------------          ----------------
     Total current liabilities                                               24,586                    43,432
Non-current liabilities                                                      12,938                    13,969
Stockholders' equity:
   Preferred stock, $0.01 par value;
     authorized shares 1,000; none outstanding                                   --                        --
   Common stock, $0.01 par value;
     authorized shares 40,000; issued and outstanding
     shares 21,235 at September 30, 2001, and 21,006
     at December 31, 2000                                                       212                       210
   Additional paid-in capital                                               155,824                   152,337
   Retained earnings                                                         40,729                    84,198
   Accumulated other comprehensive loss                                         (42)                     (420)
   Cost of common stock in treasury;
     155 shares at September 30, 2001 and December 31, 2000                  (2,296)                   (2,296)
                                                                   ----------------          ----------------
     Total stockholders' equity                                             194,427                   234,029
                                                                   ----------------          ----------------
Total liabilities and stockholders' equity                         $        231,951          $        291,430
                                                                   ================          ================

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

See accompanying Notes to Consolidated Condensed Financial Statements.

                                ELECTROGLAS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands, Unaudited)


                                                                     Nine months ended
                                                                       September 30,
                                                                 2001                  2000
                                                         ----------------      ----------------
                                                                                    (Restated)
Cash flows from operating activities:

   Net income (loss)                                     $        (43,469)     $         30,316
   Charges to income not affecting cash                             5,818                 5,539
   Deferred income taxes                                           18,943                (1,936)
   Changes in operating assets and liabilities
     net of effects from acquisition                                3,504                (8,034)
                                                         ----------------      ----------------
                                                                  (15,204)               25,885
                                                         -----------------     ----------------

Cash flows from investing activities:

   Capital expenditures                                            (5,958)               (8,950)
   Purchases of investments                                      (113,624)             (155,882)
   Maturities of investments                                      140,269               131,561
   Increase in restricted cash                                    (48,300)                   --
   Acquisition, net of cash acquired                                 (561)                   --
   Other assets                                                      (521)                 (372)
                                                         ----------------      ----------------
                                                                  (28,695)              (33,643)
                                                         ----------------      ----------------

Cash flows from financing activities:

   Net payments of short-term borrowings                              335                   (81)
   Sales of common stock                                              918                10,843
                                                         ----------------      ----------------
                                                                    1,253                10,762
                                                         ----------------      ----------------
Effect of exchange rate changes                                       (22)                    1
                                                         -----------------     ----------------
Net increase (decrease) in cash and cash equivalents              (42,668)                3,005
Cash and cash equivalents at beginning of period                   59,648                60,732
                                                         ----------------      ----------------
Cash and cash equivalents at end of period               $         16,980      $         63,737
                                                         ================      ================





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

In fiscal year 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Financial statements and data for the quarter and nine months ended September 30, 2000 have been restated in accordance with SAB 101. In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $2.0 million, which included deferred revenue of $4.2 million, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2000. For the quarter and nine month periods ended September 30, 2000, the Company recognized revenue of $0.9 million and $1.6 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. For the quarter and nine month periods ended September 30, 2001, the Company recognized revenue of $0 and $0.7 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000.

Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The Company's fiscal year end is December 31. The Company's fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

INVENTORIES

The following is a summary of inventories by major category (in thousands):

                                     September 30,              December 31,
                                     -------------              ------------
                                         2001                       2000
                                         ----                       ----
Raw materials                     $          23,724         $          18,330
Work in process                              10,883                    10,712
Finished goods                                7,174                     3,709
                                  -----------------         -----------------
                                  $          41,781         $          32,751
                                  =================         =================

NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The computation of diluted net income per share for the three and nine month periods ended September 30, 2000 included the effect of dilutive securities attributable to stock options and contingently issued shares outstanding during the period. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                             Three months ended               Nine months ended
                                                         ---------------------------        ------------------------
                                                               September 30,                    September 30,
                                                         ---------------------------        ------------------------
                                                           2001             2000             2001            2000
Numerator:                                               ----------        ---------        ---------       --------

     Net income (loss)                                $    (14,416)   $      11,936    $     (43,469)    $    30,316
                                                         ==========        =========       ==========       ========
Denominator:
Denominator for basic net income (loss) per share -
   weighted average shares                                  20,929           20,671           20,897          20,514
                                                         ----------        ---------        ---------       --------
     Effect of dilutive securities:
         Employee stock options                                --               290              --              556
         Contingently issued shares                            --               120              --              120
                                                         ----------        ---------        ---------       --------
     Dilutive potential common shares                          --               410              --              676
                                                         ----------        ---------        ---------       --------
Denominator for diluted net income (loss) per share
   - adjusted weighted average shares                       20,929           21,081           20,897          21,190
                                                         ==========        =========       ==========       ========
Basic net income (loss) per share                     $      (0.69)     $      0.58     $      (2.08)     $     1.48
                                                         ==========        =========       ==========       ========
Diluted net income (loss) per share                   $      (0.69)     $      0.57     $      (2.08)     $     1.43
                                                         ==========        =========       ==========       ========

Options to purchase 3,397,000 shares of common stock were outstanding at September 30, 2001, but were not included in the computations of diluted net loss per share as the effect would be antidilutive.

In connection with previous acquisitions, 130,000 shares of common stock were in escrow as of September 30, 2001. These shares were subject to certain representations and warranties, and were not included in the computations of diluted net loss per share as the effect would be antidilutive.

LEASE AGREEMENT
In March 1997, the Company entered into a $12.0 million, five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance. The lease agreement was further amended and, effective June 30, 2001, required a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of the Company's common stock. The monthly lease payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates, as amended, and based on the lease amount of $48.3 million as of September 30, 2001, the annual lease payments are approximately $2.0 million. These interest rates are sensitive to inflation and other economic factors, and a significant increase in rates may have a negative impact on the earnings of the Company. At September 30, 2001, the Company is in compliance with the restrictive covenants contained in the lease agreement. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease on September 30, 2001 is approximately $41.1 million.

ACQUISITION OF STATWARE
On January 12, 2001, the Company acquired Statware, Inc. (Statware), a developer of process optimization software technologies, for the following amounts (in thousands):

Cash                                                      $        600
Common stock issued, 161,940 shares                              2,571
Acquisition costs                                                  211
                                                          ------------
                                                          $      3,382
                                                          ============

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

Cash                                                      $         39
Other assets, net                                                   69
Identified intangibles:
   Developed technology                                            705
   Customer base                                                   235
   Assembled workforce                                             140
Deferred tax liability                                            (399)
Goodwill                                                         2,312
In-process research and development                                281
                                                          ------------
                                                          $      3,382
                                                          ============

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

COMPREHENSIVE INCOME (LOSS)
For the quarter and nine months ended September 30, 2001, comprehensive loss was $14.1 million and $43.1 million compared to comprehensive income of $12.1 million and $30.3 million for the same periods of the prior year.

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

The following is a summary of the Company's operating segments (in thousands):

                                        Prober and
                                        Inspection
Three months ended September 30:         Products         All Other       Consolidated
--------------------------------     --------------      -----------      -------------
2001
----
Sales to unaffiliated customers      $        7,625      $     1,829       $    9,454
Operating loss                       $      (15,107)     $    (1,491)      $  (16,598)

2000
----
Sales to unaffiliated customers      $       57,138      $     2,221       $   59,359
Operating income (loss)              $       11,988      $    (1,617)      $   10,371



                                      Prober and
                                      Inspection
Nine months ended September 30:        Products         All Other       Consolidated
-------------------------------      -------------     -----------      ---------------
2001
----
Sales to unaffiliated customers       $    65,825      $     5,627       $    71,452
Operating loss                        $   (28,946)     $    (4,911)      $   (33,857)

2000
----
Sales to unaffiliated customers       $   159,660      $     6,394       $   166,054
Operating income (loss)               $    34,071      $    (5,793)      $    28,278

INCOME TAXES

The Company's provision for income taxes for the nine months ended September 30, 2001 was $15.7 million which represents current foreign, state and withholding taxes and the establishment of a valuation allowance against its net deferred tax assets in the amount of $15.6 million. Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions. Due to the uncertainty of the timing and amount of such realization, management concluded that a full valuation allowance was required on September 30, 2001.

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

During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill, indefinite lived intangible assets and long-lived assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting requirements for disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. The Company is assessing the impact on the financial statements resulting from adoption of this Standard.

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

Forward-looking statements in this Quarterly Report, include, without limitation: the Company's expectation is that the Company will continue to experience a decline in quarterly orders, rescheduling of shipments to future quarters, and cancellation of orders which will adversely impact sales into 2002; the Company's expectation that demand for the Company's products will continue to fluctuate from period to period; the Company's belief that continued weak demand and changes in market conditions may require additional provisions for excess and obsolete inventory that may negatively impact gross profit in future periods; the Company's belief that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, and excess manufacturing capacity costs; the Company's intention to continue investing in its new product development programs during the current business cycle downturn; and the Company's anticipation that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, for the foreseeable future.

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

All forward-looking statements included in this Quarterly Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. You should also consult the cautionary statements and risk factors described in this Quarterly Report and listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and its Annual Reports to Stockholders, including the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2000.

The components of the Company's statements of operations, expressed as a percentage of net sales, are as follows:

                                                    Three months ended             Nine months ended
                                              ---------------------------------------------------------
                                                      September 30,                  September 30,
                                              ------------    -----------    ------------    ----------
                                                   2001            2000           2001            2000
                                              ------------    -----------    ------------    ----------
Net sales                                          100.0%          100.0%         100.0%          100.0%
Cost of sales                                      101.3            52.6           71.7            51.4
                                              ------------    -----------    ------------    ----------
Gross profit                                        (1.3)           47.4           28.3            48.6
                                              ------------    -----------    ------------    ----------
Operating expenses:
   Engineering, research and development            79.1            12.0           33.8            12.6
   Selling, general and administrative              95.2            18.0           41.5            19.0
   In-process research and development                --              --            0.4              --
                                              ------------    -----------    ------------    ----------
Total operating expenses                           174.3            30.0           75.7            31.6
                                              ------------    -----------    ------------    ----------
Operating income (loss)                           (175.6)           17.4          (47.4)           17.0
Interest income                                     17.0             4.7            8.4             4.4
Other income (expense), net                          0.8            (0.1)           0.2            (0.2)
                                              ------------    -----------    ------------    -----------
Income (loss) before income taxes                 (157.8)           22.0          (38.8)           21.2
Provision for income taxes                          (5.3)            1.9           22.0             1.7
                                              -----------     -----------    ------------    ----------
Income (loss) before cumulative effect
   of change in accounting principle              (152.5)           20.1          (60.8)           19.5
Cumulative effect of change in accounting
   principle, net of $0 tax                           --              --             --            (1.2)
                                              ------------    -----------    ------------    -----------
Net income (loss)                                 (152.5)%          20.1%         (60.8)%          18.3%
                                              ============    ============   ============    ============

Results of Operations

Net Sales
Net sales for the quarter ended September 30, 2001 were $9.5 million, a 84.1% decrease from net sales of $59.4 million in the comparable quarter last year. Net sales for the first nine months of 2001 were $71.5 million, a 57.0% decrease from net sales of $166.1 million for the same period a year ago. The decreases for the quarter and nine months ended September 30, 2001 were due primarily to lower system unit sales of the Company's core prober business as customers continued to curtail their capital spending in response to persisting excess production capacity conditions. The Company continued to experience a decline in quarterly orders as a result of a record downturn in the semiconductor industry that reduced demand for equipment purchases in the Company's customer base. These conditions will adversely impact the Company's sales for the remainder of 2001 and are expected to continue into 2002. The Company continues to have poor visibility with respect to the level of orders for the coming quarters.

For the quarters ended September 30, 2001 and 2000, net sales were comprised of prober and inspection systems ($3.2 and $51.0 million, respectively), yield management and process optimization software ($1.8 and $2.2 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses ($4.4 and $6.1 million, respectively). For the nine months ended September 30, 2001 and 2000, net sales were comprised of prober and inspection systems ($46.1 and $140.3 million, respectively), yield management and process optimization software ($5.6 and $6.4 million, respectively), and aftermarket sales, consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses ($19.7 and $19.3 million, respectively).

For the quarter and nine months ended September 30, 2001, international sales accounted for 35.1% and 47.6% of net sales as compared to 54.7% and 50.1% for the same periods last year. During the current quarter and nine month periods, the Company experienced weakness across all geographic regions. For the quarter and nine months ended September 30, 2001, the decrease in the percentage of international sales from the same periods last year was due to a greater decline, in absolute dollars, in total European and Asian-Pacific region sales, relative to the decline in North American sales.

In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $2.0 million, which included deferred revenue of $4.2 million, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2000. For the quarter and nine month periods ended September 30, 2000, the Company recognized revenue of $0.9 million and $1.6 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. For the quarter and nine month periods ended September 30, 2001, the Company recognized revenue of $0 and $0.7 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000.

Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, the Company's results of operations for the three and nine month periods ended September 30, 2001 may not necessarily be indicative of future operating results. Demand for the Company's products has declined in the recent quarter and is expected to continue to fluctuate from period to period. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause the Company's sales to fluctuate on a quarterly basis.

Gross Profit
For the quarter and nine months ended September 30, 2001, gross profit, as a percentage of sales, was (1.3%) and 28.3% as compared to 47.4% and 48.6% for the same periods last year. The decreases for the quarter and nine months ended September 30, 2001 as compared to the prior year were primarily due to reduced unit sales volume and high factory fixed costs as a percentage of total costs. In addition, provisions for excess and obsolete inventory of $0.6 million and $4.2 million were recorded in the quarter and nine months ended September 30, 2001, respectively.

The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts as was experienced by the Company in the first three quarters of fiscal 2001, which may result in excess inventory. Consequently, additional reserves may be required, which may negatively impact gross profit in future periods.

Engineering, Research and Development
Engineering, research and development expenses were $7.5 million in the third quarter of 2001, up 5.2% from $7.1 million in the comparable quarter last year. As a percentage of sales, these expenses increased to 79.1% in the third quarter, up from 12.0% in the same quarter of last year. For the first nine months of 2001, these expenses were $24.2 million, up 15.6% from $20.9 million in 2000. As a percentage of sales, these expenses increased to 33.8% in the first nine months, up from 12.6% in the same period last year.

The increases for both periods, as a percentage of sales, were due mainly to the lower volume of sales in 2001 and increased prototype expenses in 2001 related to new product development programs. During the current business cycle downturn, the Company intends to control discretionary expenses and continue investing in its new product development programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company's ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative
Selling, general and administrative expenses were $9.0 million in the third quarter of 2001, down 15.6% from $10.7 million in the comparable quarter last year. For the first nine months of 2001, these expenses were $29.6 million, down 5.7% from $31.4 million in 2000. These decreases for both periods were due to reduced employee incentives and sales commissions, workforce reductions, mandatory vacations, and curtailed discretionary spending.

Interest Income
Interest income was $1.6 million for the third quarter of 2001 as compared to $2.8 million for the same quarter last year. For the first nine months of 2001 and 2000, interest income was $6.0 and $7.2 million, respectively. These decreases in interest income were principally due to declining interest rates

Income Taxes
The Company's provision for income taxes for the nine months ended September 30, 2001 was $15.7 million which represents current foreign, state and withholding taxes and the establishment of a valuation allowance against its net deferred tax assets in the amount of $15.6 million. Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions. Due to the uncertainty of the timing and amount of such realization, management concluded that a full valuation allowance was required at September 30, 2001. The estimated tax rate for the nine months ended September 30, 2000 was 8.2%, restated in accordance with SAB 101, and included a partial release of the valuation allowance related to net operating losses and tax credit carryforwards and the utilization of the year's estimated research and development tax credits.

Liquidity and Capital Resources

The Company's cash, cash equivalents, short-term investments, and restricted cash were $143.7 million at September 30, 2001, a decrease of $20.8 million from $164.5 million at December 31, 2000.

Cash used in operating activities was $15.2 million during the first nine months of 2001. This included a net loss of $43.5 million, offset by a decrease in operating assets of $3.5 million, a decrease in net deferred tax assets of $18.9 million and noncash charges to income of $5.8 million. The decrease in operating assets was due primarily to decreases of $13.5 million in accounts payable and $5.9 million in accrued liabilities, and increases of $6.2 million in estimated income taxes receivable included in other current assets, $9.0 million in inventories and deferred software revenue of $1.0 million. This was offset partially by a decrease of $39.1 million in accounts receivable, resulting from lower sales in the current quarter relative to the fourth quarter of 2000.

Cash used in investing activities was $28.7 million due primarily to an increase in restricted cash investments of $48.3 million; capital expenditures of $5.9 million principally on network infrastructure and capitalized costs of purchasing and implementing the Company's ERP system; a cash payment of $0.6 million, net of cash acquired, in the Statware acquisition; and other investments of $0.5 million. This was offset partially by net investment maturities of $26.6 million.

Cash from financing activities was comprised of a $0.3 million borrowing on a bank loan in Japan, offset by the repayment of a bank loan assumed by the Company in connection with the Statware acquisition, as well as $0.9 million from the sale of common stock under employee stock plans.

The Company's Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $3.1 million (denominated in yen) with two Japanese banks. As of September 30, 2001, $1.7 million was outstanding under these facilities which are used by the Company's Japanese subsidiary to finance its working capital requirements.

In March 1997, the Company entered into a $12.0 million, five-year operating lease for approximately 21.5 acres of land in San Jose, California. On July 1, 1998, the lease agreement was amended to provide a construction allowance. The lease agreement was further amended and, effective June 30, 2001, required a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of the Company's common stock. The monthly lease payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates, as amended, and based on the lease amount of $48.3 million as of September 30, 2001, the annual lease payments are approximately $2.0 million. These interest rates are sensitive to inflation and other economic factors, and a significant increase in rates may have a negative impact on the earnings of the Company. At September 30, 2001, the Company is in compliance with the restrictive covenants contained in the lease agreement. At the end of the lease, the Company has the option to purchase the land and buildings for approximately $48.3 million. The guaranteed residual payment on the lease on September 30, 2001 is approximately $41.1 million.

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

During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill, indefinite lived intangible assets and long-lived assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting requirements for disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. The Company is assessing the impact on the financial statements resulting from adoption of this Standard.

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

                                              ELECTROGLAS, INC.


         DATE:    October 31, 2001      BY:   /s/ Thomas E. Brunton
               ____________________           __________________________________
                                              Thomas E. Brunton
                                              Chief Financial Officer,
                                              Principal Financial and
                                              Accounting Officer