Form 10-K405
period 2001-12-31
ELECTROGLAS INC
filed 2002-03-13
CIK 902281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number: 0-21626

Electroglas, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0336101
(State of Incorporation)	(I.R.S. Employer Identification No.)

6024 Silver Creek Valley Road, San Jose, California 95138	(408) 528-3000
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of January 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $316,000,000, based on the closing sale price as reported on the Nasdaq National Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

      As of January 30, 2002, the Registrant had outstanding 21,081,000 of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

ELECTROGLAS, INC.

FORM 10-K

For the Year Ended December 31, 2001

INDEX

		Page
ITEM
PART I
1	Business	3
2	Properties	10
3	Legal Proceedings	10
4	Submission of Matters to a Vote of Security Holders	10
PART II
5	Market for Registrant’s Common Equity and Related Stockholder Matters	10
6	Selected Financial Data	11
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
7A	Quantitative and Qualitative Disclosures about Market Risk	22
8	Financial Statements and Supplementary Data	23
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
PART III
10	Directors and Executive Officers of the Registrant	45
11	Executive Compensation	45
12	Security Ownership of Certain Beneficial Owners and Management	45
13	Certain Relationships and Related Transactions	45
PART IV
14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	45
	Signatures	46

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. These forward looking statements, which include statements about the growth of the semiconductor industry; increasing costs in the semiconductor industry; market size, share and demand, product performance; our expectations, objectives, anticipations, intentions and strategies regarding the future, expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation:

•	The statement that demand for the Company’s products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period;

•	The Company’s belief that it has certain technological and other advantages over its competitors;

•	The Company’s expectations that international sales will continue to represent a significant percentage of net sales;

•	The Company’s intention to capitalize on its market position and technical skills to further broaden existing product lines through internally developed products and, from time to time, through strategic alliances and acquisitions;

•	The Company’s intention to continue to strengthen its existing customer relationships by continuing to provide high levels of service and support;

•	Statements regarding a growing trend for semiconductor manufacturers to contract with other companies to perform their wafer sort operations;

•	The Company’s belief that the requirement for automated inspection after the completion of the wafer manufacturing process (“post fab”) is growing;

•	The Company’s expectation that an emerging application for post fab inspection is the Micro Electro-Mechanical (MEMS) device market and discussions regarding the growth of the use of flip chip packaging;

•	The Company’s expectation to continue to invest in research and development to anticipate and address technological advances in semiconductor processing;

•	The Company’s intention to control discretionary expenses and continue investing in its new product development programs during the current business cycle downturn;

•	The Company’s anticipation that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations, its planned operations and its planned capital expenditures for the foreseeable future, including its significant contractual obligations and commercial commitments;

•	Statements regarding the Company’s belief that its lenders will provide waivers if necessary or allow the Company to renegotiate its lease;

•	The Company’s belief that alternative sources of manufacturing or supplies exist or can be developed, if necessary;

•	Discussions regarding the Company’s ability to continue to collect its receivables without significant delays in payments or product concessions;

•	The Company’s expectation to record a restructuring charge of $1.0 to $1.5 million in the first quarter of 2002 in connection with the move of its prober manufacturing operations to Singapore; and

•	The Company’s belief that its products do not infringe on the Lemelson patents, as described in the subsection “Factors that May Affect Results and Financial Condition, Patents and other intellectual property” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Electroglas assumes no obligation to update any forward looking-statement or statements. It is important to note that such forward looking statements are subject to risks and uncertainties and that the Company’s actual results could differ materially from those in such forward-looking statements. The following important factors, as well as those set forth in the previous discussion in Item 1 hereof, among others, in some cases have affected, and in the future could affect, the Company’s actual operating results and could cause the Company’s actual consolidated operating results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

      Stockholders are cautioned not to place undue reliance on forward-looking statements contained in this Annual Report on Form 10-K, which speak only as of the date of this Annual Report on Form 10-K. The reader should also consult the cautionary statements and risk factors listed from time to time in the Company’s Reports on Forms 10-Q, 8-K, 10-K and its Annual Reports to Stockholders.

PART I

Item 1.     Business

Overview

      Electroglas, Inc. (“Electroglas” or “the Company”) is a major supplier of process management tools to the global semiconductor industry. Semiconductor manufacturers depend on the Company’s wafer probers, inspection systems and software to improve their productivity and control their processes, optimizing manufacturing efficiency. Electroglas was formed on April 1, 1993, to succeed to the wafer prober business conducted by the Electroglas division of General Signal Corporation (former “Parent”). Immediately prior to the closing of the initial public offering of its Common Stock (the “IPO”) on July 1, 1993, the Company assumed the assets and liabilities of the Electroglas division in the asset transfer. Following the IPO, the Company commenced operations as an independent corporation. The Company, through its predecessors, has been in the semiconductor equipment business for more than 40 years. Historically, the Company’s primary product has been automatic wafer probing equipment. Electroglas believes it is one of the largest suppliers of wafer probers worldwide. The Company has sold over 15,000 wafer probers and believes it is the leading supplier of the probers used in the United States and European markets.

      The Company is also involved in the development, manufacture, marketing, and servicing of semiconductor wafer inspection products and process management software products as part of its strategy to move from a supplier of wafer probers to a process management tool provider. The move began with two acquisitions completed in 1997. In May 1997, Electroglas acquired Sunnyvale, California-based Knights Technology, Inc. (“Knights”). In December 1997, Electroglas acquired Albany, Oregon-based Techné Systems, Inc. (renamed “Electroglas Inspection Products”). In January 2001, the Company acquired Statware Inc., of Corvallis, Oregon (“Statware”) to further expand its product offerings in the process management area.

      In November 2001, the Company combined the operations of Knights Technology, Statware and the networking software section of the prober operations into a single operating division, called EGsoft. The Company is currently organized into three operating divisions, the Prober Products Division (PPD), Inspections Products Division and EGsoft.

Industry Background

      Semiconductor devices are fabricated by repeating a complex series of process steps on a substrate (“wafer”) which is usually made of silicon. These wafers measure from 75mm to 300mm (3” to 12”) in diameter. Wafers are typically sent through a series of 100 to 400 process steps. A finished wafer consists of many integrated circuits (each referred to as a “device” or “die” of “chip”), the number depending on the area of the circuits and the size of the wafer. Manufacturers have increasingly utilized larger diameter wafers to achieve more cost-effective production. The move to 300mm (12 inch) wafers began in 1999. The manufacture of semiconductor devices is very capital intensive. A typical state of the art facility, usually called a “wafer fab”, will cost more than $1 billion.

      The purchase of semiconductor manufacturing equipment and spare parts, the integration of such equipment into production lines, and the training of employees on a particular supplier’s equipment require significant expenditures by semiconductor manufacturers. To maximize the benefits of their investment in machinery, parts, production line integration and training, semiconductor manufacturers generally are reluctant to replace existing equipment with equipment from another supplier, thus establishing and maintaining strong customer relationships is critical for the success of a supplier to these manufacturers.

     Wafer Probing

      A wafer prober successively positions each “die” on the wafer so that the electrical contact points (“pads”) on the die align under and make contact with probe pins, which are located on a probe card mounted on the wafer prober. The probe card, which is generally custom made by other suppliers for the specific integrated circuit being tested, is connected to a test system, also supplied by other suppliers, which performs the required parametric or functional test. Parametric testing is performed during the wafer fabrication process (“in-line testing”) and at the completion of the wafer fabrication process (“end-of-line testing”) to measure electrical parameters that verify the reliability of the wafer fabrication process. Functional testing is performed after the completion of wafer fabrication to identify devices that do not conform to particular electrical specifications or performance criteria. This process is typically called “wafer sort.” Wafers often go through several wafer probing steps.

      Automatic wafer probers are primarily used during this “wafer sort” process, which occurs after the fabrication steps are completed and before the separation and packaging of each individual device. Wafer probers are also increasingly used during in-line parametric testing. In-line testing requires special equipment features such as cleanroom compatibility and low-noise electrical measurement capability, as tests are carried out during the fabrication process. This testing is done to verify the manufacturing process while wafers are in an unfinished state where corrective action can occur. A small number of probers are also used for research and development, and quality and process control applications. The Company estimates, based upon its experience, that wafer sort applications represent approximately 85% of the market for automatic wafer probers. The remaining 15% is divided between in-line and end-of-line testing and laboratory applications.

      There is a growing trend for semiconductor manufacturers to contract with other companies to perform their wafer sort operations. These contract test companies, typically called “test houses”, perform the wafer testing service and often additionally provide assembly and packing services as well.

      A semiconductor manufacturer typically purchases wafer probers when outfitting a new wafer fabrication facility or expanding an existing facility. Wafer probers are also purchased to replace equipment in response to major changes in technology such as larger wafer sizes and greater device complexity. A semiconductor fabrication facility typically requires 20 to 80 probers to meet testing requirements on a timely basis. A test house may require hundreds of wafer probe systems to support the testing requirements of the companies that contract with them.

     Post-fab Wafer Inspection

      Before wafers are sent from the wafer sort operation to final assembly, they typically undergo an optical inspection step. This step identifies die with physical defects that may have passed electrical test, but are at risk of failure after the devices have been packaged. Sorting die both optically and electrically improves product reliability while avoiding the cost of packaging marginal die. Optical inspection on the sort floor is also used after wafer probe to determine whether the probe tips caused bond-pad damage. Wafer inspection tools automate this process of defect identification, defect classification, and feedback control processes. The tools can analyze each individual die on each wafer for defects and process excursions, identify the type of defect or pattern anomaly, measure the defect or anomaly, and pass the quantitative results to both upstream and downstream production machines. The requirement for automated inspection after the wafer manufacturing process is complete (“post fab”) is growing. Both the costs of manual inspection and the changing technologies of the packaging processes are driving the need for more detailed inspection and process control in the post fab environment.

      Lightweight, portable electronic devices are driving the growth of new flip chip packaging technologies. Unlike conventional packaging that uses fine gold wires to electrically connect the semiconductor chip to its package, flip chips utilize gold or solder bumps that are deposited onto bonding pads on the chip surface. The chips are then flipped into chip scale packages (packages that are only slightly larger then the actual chip) or directly onto printed circuit boards. Flip chips take up much less space then conventional chips, and due to the elimination of the gold wires, flip chips can also operate at higher speeds. The use of flip chip packaging is expected to grow rapidly as memory, ASIC and other device types are required to operate at high speed and in tight spaces. Wafer bumping is an expensive process, and the cost of flip chip packaging can be very high. Bumps that are deformed, missing, and oversized or undersized will cause the failure of flip chip devices. To avoid the cost of packaging defective chips, semiconductor manufacturers are turning to automated wafer inspection systems. Automated inspection systems must be able to inspect every bump on every wafer in order for semiconductor manufacturers to control their wafer bumping processes and screen out defective chips prior to probing and packaging.

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

     Process Management Software

      There is a growing importance of software in the IC manufacturing process. Capital and operating costs of a fabrication facility are very high so semiconductor manufacturers are seeking ways to improve overall equipment efficiency (OEE), optimize yield and provide plant-wide integration. Manufacturers are seeking a total integrated software infrastructure to produce, correlate, manage, and analyze data throughout the production process. Yield, or the percentage of good die that can be realized from a wafer, is a critical factor in determining the profitability of a production line, and often the semiconductor manufacturer as a whole. Therefore, efforts to maximize the yield of each product line have become a key engineering priority at these companies. This has led to a growing need for tools that monitor and analyze defects. Also, as defect problems are brought under control, there is an increased emphasis on operational efficiency.

      Software tools are used to bring together fab process data, inspection results, electrical test data, and product test data to help determine which process zones or tools contribute most significantly to yield loss and to automate and optimize the operational efficiency of the semiconductor fabrication facility. The software provides a common location and format for presenting this data and doing cross-correlation between data types for the purpose of yield enhancement analysis and process optimization. Software tools also provide computerized interfaces and navigation capabilities for IC design, failure analysis (FA), defect review and debugging.

      Historically, much of the software used in this market was developed in-house by the engineering group responsible for yield or through a dedicated software development group. This created some highly customized, but also inflexible and expensive to maintain, solutions to problems related to data storage and analysis. Many organizations are now looking to out-source this work to lower their support costs, maximize their engineers’ productivity and increase the overall functionality of their analysis tools.

Company Strategy

      Electroglas has become a leader in the wafer probing market through a combination of strengths, including advanced technical capabilities, close relationships with the leading manufacturers of integrated circuits, a broad line of high quality products, and a well-established, highly qualified distribution organization. Building on these strengths, Electroglas’ strategy is comprised of the following key elements:

•	Focus on technological innovation. The Company has invested heavily in research and development to add features and functionality to its products. The Company was the first to introduce automatic wafer probers using a linear motor positioning system for precise motion control and digital pattern recognition processors for automatic alignment. The Company expects to continue to invest in research and development to anticipate and address technological advances in semiconductor processing.

•	Expand product lines and applications. The Company intends to capitalize on its market position and technical skills to further broaden existing product lines through internally developed products and, from time to time, through strategic alliances and acquisitions such as the Knights and Techné acquisitions of 1997, and the Statware acquisition in 2001.

•	Maintain strong customer relationships. The Company has long-standing relationships with its customers. The Company’s development of products and product enhancements is market-driven. Engineering, sales and management personnel collaborate with customer counterparts to determine customers’ needs and specifications. The Company intends to continue to strengthen its existing customer relationships by continuing to provide high levels of service and support.

•	Emphasize quality products. The Company believes it has developed a reputation as a leader in providing high-quality products. The Company was chosen as one of the “10 Best” test and measurement equipment manufacturers for nine of the last ten years in an annual customer survey conducted by VLSI Research, Inc. The Company has received quality awards from its customers and the SEMATECH Partnering for Total Quality award. The Company has a companywide quality program and received International Organization for Standardization (ISO) 9002 Certification in 1997 and ISO 9001 Certification in 2000. The Company’s quality training program emphasizes continuous improvement; data driven decisions; and close collaboration among the Company’s employees, customers and suppliers. The Company trains all of its employees in basic quality skills. The Company also regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel.

Products

     Wafer Probers

      Horizon 4000 Series: The 4090u (micro) and the 4090f are the Company’s primary offerings in the Horizon 4000 Series of wafer probers. This product line is positioned to satisfy high-volume semiconductor manufacturing applications for 200mm and smaller wafers. The Horizon 4000 Series provides many advanced automation capabilities, including automatic probe-to-pad-alignment, in-process inspection and optical character recognition (OCR), and a temperature-controlled chuck top, providing the ability to maintain precisely a customer-selected wafer temperature during testing. The 4090u prober also offers an integrated mini-environment and clean air system to provide a class 1 probing environment. The 4090f prober has a unique wafer handling system that allows wafers to be probed which could not normally be handled on an automated prober. The Horizon Series utilizes the Company’s EGCommander system software, which allows significant application and customer driven customization of the wafer prober and is compatible with the standard MS-DOS operating system. In 2001, the Company released a new version of the Company’s EGCommander software, which runs under the Window-NT operating system. The user interface features color graphics, touch screen programming, probing recipes, control maps, and real-time maps. The Horizon 4000 Series probers feature a distributed multiple processor architecture to maximize productivity and expandability.

      The EG4/200: Introduced in 1999, the EG4/200 is targeted at high-end probing applications for 200mm wafers. The EG4/200 utilizes a unique “probe-centered z-drive” to provide very low deflections even under extremely high probe forces. This is important when testing multi-site or high pin count devices. The EG4/200 retains many of the features of the Horizon 4090 series probers such as linear motor and air-bearing positioning system. The EG4/200 uses a new version of the Company’s EGCommander system software, which runs under the Windows-NT operating system.

      EG5/300: Introduced in 1999, the EG5/300 is a new generation of wafer prober from Electroglas. It is targeted at the emerging 300mm wafer probing market. The EG5/300 utilizes a completely new system architecture that allows for faster and more accurate probing over the larger wafer sizes. Closed loop motion control and linear motors ensure precise wafer positioning over a wide range of temperatures and operating conditions. A modular design allows for configuration flexibility to meet the diverse needs of the emerging 300mm market. A new version of the EG5/300 system, named the Argos, was introduced in 2001. The Argos model provides what the Company believes is the highest accuracy capabilities available in the auto prober market. The EG5/300 uses a new version of the Company’s EGCommander system software, which runs under the Windows-NT operating system.

      EG5/300e and EG4/200e: The EG5/300e, introduced in December 2000, and the EG4/200e, introduced in July 2001, are targeted at the parametric test (“e-test”) segment of the wafer probe market. The EG5/300e, based on the EG5/300, is targeted at the emerging 300mm market. The EG4/200e, based on the EG4/200 platform is for the 200mm market. Both systems incorporate patented technology licensed from our partner, Cascade Microtech Inc. This technology allows extremely precise, low-level electrical measurements to be made at the wafer level. This type of electrical measurement performance is becoming increasingly critical for advanced sub-micron semiconductor processes.

     EGsoft Software Products

      EGsoft’s business focus is on Collaborative Process Management, providing software tools and solutions for semiconductor manufacturing. EGsoft’s collaborative manufacturing tools deliver new ways of leveraging the Internet and process management technologies. These tools allow semiconductor manufacturers to convert data to corrective action at any level— from the process cell to the entire manufacturing enterprise. EGsoft offers semiconductor makers a complete software infrastructure that spans everything from IC design-for-manufacturing to final test. EGsoft’s offerings provide a software environment that connects people, equipment, and processes throughout the fab and around the world. This software infrastructure enables our customers to manage their fabs more efficiently, to speed product cycles, and to improve yield and profitability. EGsoft’s products include: Collaborative Process Management Tools, Design for Manufacturing software (CADNav — Merlin), Fab Solutions (YieldManager, LCD-YM), and Test Solutions (SORTnet, SORTmanager).

     Wafer Inspection Products

      The QuickSilver series of automated wafer inspection products are designed for inspection of wafers in the post fab environment. These products feature sophisticated technologies such as Time Delay Integration (TDI) and dedicated image processing systems that allow for high-speed acquisition of complex images of the wafer surface. This high-speed image acquisition allows the QuickSilver system to be used in production applications, inspecting every die on every wafer. The QuickSilver system can be configured for several different inspection applications including solder bump, gold bump, surface defect, and probemark inspection. An important capability of the QuickSilver inspection systems is the ability to train new products, review inspection results and automatically classify defects. The QuickLook process visualization station is offered to provide these capabilities in an off-line mode, allowing users to get maximum utilization on their QuickSilver inspection system.

Engineering, Research and Development

      The market for semiconductor manufacturing equipment is characterized by continuous technological development and product innovation. The Company believes that continued, timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering, research and development programs. The Company uses its close relationships with key customers to make product improvements that respond to such customers’ needs.

      Engineering, research and development expenses were $31.6 million, $28.3 million and $26.9 million in 2001, 2000 and 1999, respectively, or 37.3%, 12.6% and 21.2% of net sales, respectively. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company’s ongoing efforts in hardware and software product development and enhancement.

Marketing, Sales and Service

      The Company primarily sells its products directly to end-users and believes that using a direct sales force provides a significant competitive advantage in communicating with customers and responding to market demands. The Company generally sells product on net 30-day terms to most customers. Other, primarily foreign, customers are required to deliver a letter of credit typically payable upon product delivery. The Company generally warrants its products for a period of up to 12 months from shipment for material and labor repair. Installation is customarily included in the price of the product. The Company’s field engineers provide customers with call out repair and maintenance services for a fee. Customers may enter into repair and maintenance service contracts covering the Company’s products. For a fee, the Company trains customer employees to perform routine service. Telephone consultation services are generally provided free of charge.

      In the United States, Electroglas maintains sales and service offices in Arizona, California, Oregon, Massachusetts and Texas. In Europe, the Company maintains sales and service offices in France, Germany and the United Kingdom. In Asia, the Company maintains direct sales and service offices in Japan, Korea, People’s Republic of China, Singapore and Taiwan. As of December 31, 2001, the Company employed approximately 196 people worldwide in sales, service, applications, logistics, technical support, and customer service.

Customers

      Electroglas sells its products to leading semiconductor manufacturers throughout the world. In 2001, STMicroelectronics accounted for 12% of net sales. In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively. In 1999, STMicroelectronics and IBM accounted for 19% and 14% of net sales, respectively. International sales represented 51%, 53% and 38% of the Company’s net sales in 2001, 2000 and 1999, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

Manufacturing and Suppliers

      The Company’s assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished prober systems, spares and upgrades configured to customer specifications. The Company schedules production based upon firm customer commitments and anticipated orders during the planning cycle. In January 2002, the Company announced plans to move prober manufacturing from San Jose, California to Singapore. Certain of the components and subassemblies included in the Company’s products are obtained from a single source. However, the Company believes that alternative sources exist or can be developed, if necessary.

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

Backlog

      The Company’s backlog was $22.6 million and $54.6 million as of December 31, 2001 and 2000, respectively. The Company’s backlog consists of product orders for which a customer purchase order has been received or a customer order has been communicated and which is scheduled for shipment or is earned within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. Due to possible changes in product delivery schedules and cancellation of product orders and because the Company’s sales will often reflect orders shipped in the same quarter received, the Company’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Backlog also includes deferred revenue comprised of products shipped (but not recognizable as revenue per the Company’s revenue recognition policy), maintenance revenue that is being amortized over twelve months or less, and services earned or to be performed within the next year.

Competition

      The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity. The Company believes that its products compete favorably with respect to each of these factors.

      The Company’s major competitors in the prober market segment are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”). The major competitor in the post fab inspection market segment is August Technologies. The main competitors in the process management software market segment are KLA-Tencor and HPL Technologies. Some of the Company’s competitors have greater financial, engineering and manufacturing resources than the Company as well as larger service organizations and long-standing customer relationships. There can be no assurance that levels of competition in the Company’s particular product market will not intensify or that the Company’s technological advantages will be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. (See “Factors that May Affect Results and Financial Condition — Highly competitive industry, Japanese market segment and Japanese competition.”)

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

      The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently gain information and techniques or otherwise gain access to the Company’s trade secrets or that the Company can meaningfully protect its trade secrets. (See “Factors that May Affect Results and Financial Condition — Patents and other intellectual property.”)

Employees

      As of December 31, 2001, the Company employed approximately 635 people. Many of the Company’s employees are highly skilled, and the Company’s success will depend in part upon its ability to attract and retain such employees, who are in great demand. The Company has never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.     Properties

      In the first quarter of 2000, the Company consolidated its executive office, manufacturing, engineering, and research and development operations into an approximately 260,000 square foot facility located in San Jose, California. This space is under a lease expiring in 2003, with monthly rent payments based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at December 31, 2001, the annual lease payments currently represent approximately $1.3 million. In January 2002, the Company entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $402,000. Management considers the above facilities suitable and adequate to meet the Company’s requirements for the next twelve months and that suitable additional or substitute space will be available as needed.

Item 3.     Legal Proceedings

      The Company is not currently involved in any legal actions that it believes are material. From time to time, however, the Company may be subject to various claims and lawsuits by customers, suppliers, competitors, and employees arising in the normal course of business, including suits charging infringement or violations of antitrust laws. Such suits may seek substantial damages and, in certain instances, any damages awarded would be trebled.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended December 31, 2001.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Prices for Common Stock

      The Company’s common stock is traded on the Nasdaq National Market System under the symbol “EGLS.” The following table sets forth for the periods indicated the actual high and low sales prices per share of common stock as reported on the Nasdaq National Market System:

	2001				2000

	High		Low		High		Low

Fiscal Year
1st Quarter	19	1/8	14	11/16	43	7/16	22	1/8
2nd Quarter	17	11/16	14	3/8	40	5/8	21	1/2
3rd Quarter	17	9/16	12		25	3/16	17	1/16
4th Quarter	16	1/16	12	1/8	17	5/16	12	15/16

      On January 30, 2002, the closing price of our common stock was $14.98.

      The Company has never declared or paid cash dividends on the shares of common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. As of January 30, 2002, the Company had approximately 8,000 shareholders of record.

Item 6.     Selected Financial Data

      On December 3, 1999, the SEC Staff issued Staff Accounting Bulletin (SAB 101), “Revenue Recognition in Financial Statements.” The SEC Staff addressed several issues in SAB 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. In connection with its adoption of SAB 101, the Company recorded a non-cash charge of $2.0 million, or ($0.09) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year 2000. The Company’s revenue recognition policies are disclosed in Note 1 to the Company’s Consolidated Financial Statements.

	Year Ended December 31,

	2001	2000	1999	1998	1997

		(In thousands, except per share data)
Selected consolidated financial data
Net sales	$84,662	$225,529	$126,695	$101,599	$150,035

Gross profit	21,232	107,520	57,795	33,724	63,626
Engineering, research and development	31,552	28,336	26,865	30,538	21,897
Selling, general and administrative	38,890	42,430	29,667	33,334	32,532
In-process research and development	281	—	—	—	27,029
Impairment of long-lived assets	—	—	—	9,578	—

Operating income (loss)	(49,491)	36,754	1,263	(39,726)	(17,832)
Interest and other income, net	7,853	9,573	6,171	5,527	4,844

Income (loss) before income taxes	(41,638)	46,327	7,434	(34,199)	(12,988)
Provision (benefit) for income taxes(1)	16,431	3,854	1,858	(2,614)	2,949

Income (loss) before cumulative effect of change in accounting principle	(58,069)	42,473	5,576	(31,585)	(15,937)
Cumulative effect of change in accounting principle, net of $0 tax	—	(2,029)	—	—	—

Net income (loss)(1)(2)(3)	$(58,069)	$40,444	$5,576	$(31,585)	$(15,937)

Basic net income (loss) per share before cumulative effect of change in accounting principle	$(2.78)	$2.06	$0.28	$(1.62)	$(0.86)
Cumulative effect of change in accounting principle	—	(0.10)	—	—	—

Basic net income (loss) per share	$(2.78)	$1.96	$0.28	$(1.62)	$(0.86)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$(2.78)	$2.01	$0.27	$(1.62)	$(0.86)
Cumulative effect of change in accounting principle	—	(0.09)	—	—	—

Diluted net income (loss) per share	$(2.78)	$1.92	$0.27	$(1.62)	$(0.86)

Pro forma amounts assuming the accounting change for SAB 101 is applied retroactively (unaudited):
Net income (loss)		$42,473	$5,160	$(32,377)	*
Basic net income (loss) per share		$2.06	$0.26	$(1.67)	*
Diluted net income (loss) per share		$2.01	$0.25	$(1.67)	*
Working capital	$119,197	$215,629	$165,731	$136,643	$172,423
Total assets	213,871	291,430	202,191	184,241	228,919
Short-term borrowings	1,171	1,232	1,624	566	1,160
Total equity	179,816	234,029	177,338	167,667	199,734

*	Data was not available in sufficient detail to provide pro forma information for this year.

(1)	Net loss for 2001 includes a charge of $15.6 million relating to the revaluation of the Company’s deferred tax assets.

(2)	Net loss for 1998 includes a $9.6 million pretax charge for impaired technology and intangibles related to previous acquisitions and a $8.1 million charge related to the revaluation of the Company’s deferred tax assets.

(3)	Net loss for 1997 includes pretax in-process research and development charges of $23.5 million and $3.5 million resulting from the acquisitions of Knights Technology, Inc. and Techné Systems, Inc., respectively. In addition, the Company incurred a $1.6 million pretax charge in 1997 for environmental remediation costs.

Unaudited Quarterly Consolidated Financial Data

      The Company’s fiscal year end is December 31. The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
2001
Net sales	$40,079	$21,919	$9,454	$13,210
Gross profit (loss)	15,155	5,213	(120)	984
Net loss	(2,158)	(26,895)	(14,416)	(14,600)
Basic net loss per share	(0.10)	(1.29)	(0.69)	(0.70)
Diluted net loss per share	(0.10)	(1.29)	(0.69)	(0.70)

      The following information demonstrates the effects on the first three quarters of fiscal 2000 as if the provisions of SAB 101 had been applied as of the beginning of the fiscal year.

	Quarter

	First		Second		Third

	As		As		As
	Previously		Previously	As	Previously
	Reported	As Restated	Reported	Restated	Reported	As Restated	Fourth

		(In thousands, except per share data)
2000
Net sales	$53,367	$50,102	$59,088	$56,593	$58,015	$59,359	$59,475
Gross profit	26,536	24,532	28,601	27,957	27,268	28,144	26,887
Income before cumulative effect of change in accounting principle	9,624	8,807	11,959	11,602	10,612	11,936	10,128
Cumulative effect of change in accounting principle	—	(2,029)	—	—	—	—	—

Net income	$9,624	$6,778	$11,959	$11,602	$10,612	$11,936	$10,128

Amounts per common share (diluted):
Income before cumulative effect of change in accounting principle	$0.45	$0.42	$0.56	$0.54	$0.50	$0.57	$0.49
Cumulative effect of change in accounting principle	—	(0.10)	—	—	—	—	—

Net income	$0.45	$0.32	$0.56	$0.54	$0.50	$0.57	$0.49

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

      The components of the Company’s statements of operations, expressed as a percentage of net sales, are as follows:

	Years Ended December 31,

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	74.9	52.3	54.4

Gross profit	25.1	47.7	45.6

Operating expenses:
Engineering, research and development	37.3	12.6	21.2
Selling, general and administrative	46.0	18.8	23.4
In-process research and development	0.3	—	—

Total operating expenses	83.6	31.4	44.6

Operating income (loss)	(58.5)	16.3	1.0
Interest income	9.0	4.4	5.0
Other expense, net	0.3	(0.2)	(0.1)

Income (loss) before income taxes	(49.2)	20.5	5.9
Provision for income taxes	19.4	1.7	1.5

Income (loss) before cumulative effect of change in accounting principle	(68.6)	18.8	4.4
Cumulative effect of change in accounting principle, net of $0 tax	—	(0.9)	—

Net income (loss)	(68.6)%	17.9%	4.4%

Results of Operations

     Years Ended December 31, 2001, 2000 and 1999

Critical Accounting Policies and Estimates

      General: Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, allowances for doubtful accounts, and minority equity investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue recognition: We recognize revenue on the sale of our semiconductor manufacturing equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions and when we are assured of our ability to collect from our customer. We sell to an industry that is highly cyclical with periods of high demand and significant oversupply. The companies in the industry continue to consolidate as they are faced with rapidly increasing capital requirements and expensive technological change (our top five customers accounted for 39% and 56% of sales in fiscal years 2001 and 2000). In recognizing revenue we make certain assumptions and estimates, namely: for our legacy products, we recognize revenue upon product shipment or delivery on the basis that we have a legally enforceable claim on payment and for our newer products, we recognize revenue upon signed customer acceptance. With respect to the assumption of collectibility from our customers, we assume, based on past history, that we will continue to collect our receivables from them without significant delays in payments or product concessions, despite the fact that they have larger financial size relative to us and despite our dependence on a them in a heavily concentrated industry.

      Inventory valuation: We value our inventories at the lower of cost or market using the first-in, first-out method. We may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on our products, the timing of these changes and our estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. We typically use a rolling twelve month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. We then consider current market conditions and the timing and impact of technological change. At December 31, 2001, as a result of the downturn that affected the entire semiconductor industry and as we do not expect significant technological change in our legacy products in the next eighteen months, we have valued inventory based on our rolling forecast beyond twelve months. If there is continued weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods.

      Warranty: We generally warrant our products for a period of twelve months and we accrue a current liability for the estimated cost of warranty upon shipment. For our legacy products this accrual is based on historical experience and for our newer products this accrual is based on estimates from similar products. In addition, from time to time, specific warranty accruals may be made if an unforeseen technical problem arises. If we experience unforeseen technical problems with our products in future periods to meet our product warranty requirements, revisions to our estimated cost of warranty may be required, and our gross margins will be negatively impacted.

      Allowance for doubtful accounts: We monitor the collectibility of our accounts receivable and record a reserve for doubtful accounts against specifically identified amounts that we believe are uncollectible. We sell primarily to large, well financed semiconductor manufacturers and we have not experienced significant doubtful accounts losses in the past. We have, however, experienced slow downs in receivable collections, especially in semiconductor equipment down cycles, as customers extend their payment schedules to conserve their cash balances. If our customers continue to experience down cycles or their financial condition were to deteriorate, we may be required to increase our reserve for doubtful accounts.

      Minority equity investments: We have certain minority equity investments in non-publicly traded companies that are recorded at the original cost. In determining if and when a cost method investee’s decline in value below cost is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments accounted for at cost. When we believe such a decline to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. For securities that do not have a readily determinable market price, we compare the net carrying amount of our cost method investments to similar equity securities with quoted prices when possible after giving effect to differences in risk premiums, estimated future cash flows, and other factors influencing the market value of the securities. When comparisons to quoted securities are not practical, we estimate the fair value based on recent sales and purchases of similar unquoted equity securities, independent appraisals, or internally prepared appraisals to estimate the fair value.

Net Sales

      Net sales were $84.7 million in 2001, down 62.5% from $225.5 million in 2000. Net sales were $225.5 million in 2000, up 78.0% from $126.7 million in 1999. During 1999 and 2000, the Company showed sequential quarterly sales growth as customers continued to order test expansion capacity to meet the growth in demand for semiconductors. During the fourth quarter of 2000, and throughout 2001, the Company experienced a slowdown in equipment orders as customers continued to curtail their capital spending in response to persisting excess production capacity conditions. Historically, the semiconductor and semiconductor equipment industries have been cyclical. These conditions adversely impacted the Company’s sales for 2001 and are expected to continue into 2002. The Company continues to have poor visibility with respect to the level of orders for the coming quarters.

      Net sales were comprised of prober and inspection systems, EGsoft products, and aftermarket sales, consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses. Net sales for prober and inspection systems were $53.1 million, $189.6 million and $95.4 million in 2001, 2000 and 1999, respectively. Net sales for EGsoft products were $8.5 million, $8.5 million and $9.9 million in 2001, 2000 and 1999, respectively. Net sales for aftermarket sales were $23.1 million, $27.4 million and $21.4 million in 2001, 2000 and 1999, respectively. Service revenue was less than 10% of net sales in each year.

      International sales represented 51%, 53% and 38% of net sales for the years 2001, 2000 and 1999, respectively. During 2001, the Company experienced weakness across its major geographic regions. The decrease in the percentage of international sales in 2001 from 2000 was due to a greater decline in European and Asian-Pacific region sales relative to the decline in North American sales. During 2000 and 1999, the Company experienced sales growth, in absolute dollars, across all of its major geographic markets. The increase in the percentage of international sales in 2000 from 1999 was due to an increase in the purchase of probers by major customers in Europe and Asia. French sales included in international sales represented 14%, 20% and 11% of the Company’s net sales in 2001, 2000 and 1999, respectively. Sales to Japan were denominated in Japanese yen. Sales to the rest of Asia and Europe were primarily denominated in United States dollars, except for France in which the invoiced currency was a mix between the United States dollar and French franc. The Company anticipates that international sales will continue to be a significant portion of sales in 2002.

Gross Profit

      Gross profit was 25.1%, 47.7% and 45.6% in 2001, 2000 and 1999, respectively. The decrease in gross profit in 2001 compared to 2000 was due primarily to reduced unit sales volumes and high factory fixed costs as a percentage of total costs. In addition, the Company wrote down inventories by $6.7 million, $2.7 million and $1.2 million in 2001, 2000 and 1999, respectively. The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine inventory obsolescence and excess quantities, and reduces the inventory value when appropriate. The Company increased its inventory write downs in fiscal 2001 over the prior year as outlooks for demand in semiconductor equipment in the current cyclical downturn continued to be weak. The Company generally warrants its products for a period of twelve months and accrues a current liability for estimated cost of warranty upon shipment. Due to a 62% decrease in 2001 net sales, the accrued liability for estimated cost of warranty was reduced by $1.3 million from the previous year. The increase in gross profit in 2000 compared to 1999 was due primarily to increased capacity utilization from higher unit volume and lower material costs, offset partially by lower selling prices from changes in product mix.

      The Company believes that its gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts as was experienced throughout 2001, which may result in excess inventory. Consequently, additional write downs of inventories may be required, which may negatively impact gross profit in future periods.

      In January 2002, the Company announced plans to move its prober manufacturing operations to Singapore to realize potential cost savings of 10% to 20% once full production is reached. The Company expects to record a restructuring charge of $1.0 to $1.5 million in the first quarter of 2002 in connection with this move. There is no assurance the Company will realize cost savings from such a move and that expenses related to the move will not adversely affect operating results.

Engineering, Research and Development

      Engineering, research and development (ER&D) expenses were 37.3%, 12.6% and 21.2%, as a percentage of sales, for 2001, 2000 and 1999, respectively. In 2001, ER&D expenses were $31.6 million, up 11.3% from $28.3 million in 2000. This increase, as a percentage of sales, was primarily due to lower sales volume in 2001, and the increase in year over year spending resulted from increased prototype expenses in 2001 related to new product development programs, as well as increased personnel costs. In 2000, ER&D expenses were $28.3 million, up 5.5% from $26.9 million in 1999. This increase reflects ongoing investment in new product development programs in both the hardware and software businesses.

      During the current business cycle downturn, the Company intends to control discretionary expenses and continue investing in its new product development programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with the Company’s ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

      Selling, general and administrative (SG&A) expenses were 46.0%, 18.8% and 23.4%, as a percentage of sales, in 2001, 2000 and 1999, respectively. In 2001, SG&A expenses were $38.9 million, down 8.3% from $42.4 million in 2000. This decrease was primarily due to reduced employee incentives and sales commissions, mandatory vacations and curtailed discretionary spending. In 2000, SG&A expenses were $42.4 million, up 43.0% from $29.7 million in 1999. This increase was primarily due to higher employee incentives and sales commission costs and additional occupancy expenses related to the Company’s move to its new facilities in San Jose, California.

In-process Research and Development

      In-process research and development was $0.3 million in 2001. This charge in 2001 resulted from the write-off of in-process research and development costs in the acquisition of Statware, Inc.

Interest Income

      Interest income was $7.6 million, $10.0 million and $6.3 million in 2001, 2000 and 1999, respectively. The decrease in 2001 from 2000 was principally due to declining interest rates and lower cash and short-term investment balances. The increase in interest income from 1999 to 2000 was principally due to higher yielding instruments and higher average cash balances.

Other Income (Expense), Net

      Other income (expense), net was $0.2 million, ($0.4) million, and ($0.2) million in 2001, 2000 and 1999, respectively. In 2001, these amounts consist primarily of rental income from a facilities sublease offset by foreign exchange losses.

Provision for Income Taxes

      The income tax rate as a percentage of income (loss) before taxes was 39.5%, 8.7% and 25.0%, for 2001, 2000 and 1999, respectively. The increase in the 2001 income tax rate compared to 2000 reflects minimum state and foreign income taxes plus an increase of $15.6 million in 2001 in the valuation allowance against its net deferred tax assets to a full valuation allowance in the amount of $45.8 million. Realization of the Company’s deferred tax assets depends on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and amount of such realization, management concluded that a full valuation allowance was required at December 31, 2001. The decrease in the 2000 income tax rate compared to 1999 reflects the partial release of the valuation allowance related to net operating losses and tax credit carryforwards and the utilization of the 2000 estimated research and development tax credits.

Liquidity and Capital Resources

      The Company’s cash, cash equivalents, short-term investments, and restricted cash were $135.1 million at December 31, 2001, a decrease of $29.4 million from $164.5 million at December 31, 2000.

      Cash used in net operating activities was $20.4 million for the year 2001. This was due to net loss of $58.1 million offset primarily by noncash charges of depreciation, amortization, write-off of in-process research and development, and the loss on the sale of fixed assets to income of $7.9 million, a decrease in operating assets of $10.8 million, and a decrease in deferred income taxes of $18.9 million. The net decrease in operating assets was primarily due to the following: a decrease of $41.6 million in accounts receivable resulting from a lower level of shipments, a decrease of $7.7 million in accrued liabilities due to lower employee incentives and decreased deferred revenue, a decrease of $14.6 million in accounts payable due to a reduction in inventory purchases, and an increase of $7.5 million in inventories attributable primarily to initial production of new products and a slowdown of business during 2001.

      Cash provided by investing activities was $0.5 million due primarily to net investment maturities of $58.5 million. This was offset by an increase in restricted cash investments of $48.3 million, capital expenditures of $8.2 million, principally for network infrastructure and capitalized costs of purchasing and implementing the Company’s ERP system, other investments and license payments of $0.9 million, and a net cash payment of $0.6 million related to the Statware acquisition.

      Cash provided by financing activities was comprised of $0.9 million from the sale of common stock under employee stock plans. This was offset by net payments of $0.2 million on short-term borrowings by the Company’s Japanese subsidiary and the repayment of a bank loan assumed by the Company in connection with the Statware acquisition. The Company’s Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $2.9 million (denominated in yen) with two Japanese banks. A $2.0 million cash collateral was placed by the Company with the U.S. branch of one of the Japanese banks to guarantee one of the facilities. As of December 31, 2001, $1.2 million was outstanding under these facilities (at the current bank interest rate of 1.9% at December 31, 2001) which are used by the Company’s Japanese subsidiary to finance its working capital requirements.

      In March 1997, the Company entered into a $12.0 million, five-year operating lease for approximately 21.5 acres of land in San Jose, California. In July 1998, the lease agreement was amended to provide a construction allowance. The lease agreement was further amended and, effective June 2001, required a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of the Company’s common stock. The monthly lease payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates, as amended, and based on the lease amount of $48.3 million at December 31, 2001, the annual lease payments are approximately $1.3 million. These interest rates are sensitive to inflation and other economic factors, and a significant increase in interest rates may have a negative impact on the earnings of the Company. At December 31, 2001, the Company was in compliance with the restrictive covenants contained in the lease agreement. At the end of the lease term, the guaranteed residual payment on the lease is approximately $41.1 million and the Company has the option to purchase the land and buildings for approximately $48.3 million. The Company believes that the property’s fair value is greater than the guaranteed residual value at December 31, 2001. Demand for the Company’s products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on the Company’s operating results. There can be no assurance that the Company will continue to be in compliance with certain restrictive covenants related to its facilities lease. In the event of non-compliance, the Company has the option of renegotiating the lease or purchasing the land and buildings for approximately $48.3 million.

      In January 2002, the Company entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $402,000. The Company expects to spend approximately $4.5 million in 2002 for leasehold improvements and equipment to outfit this facility.

      The Company’s principal source of liquidity as of December 31, 2001 consisted of $86.8 million of cash, cash equivalents, and short-term investments. The Company also has $48.3 million in cash equivalents fully collateralizing its lease commitment on its San Jose facility. Historically, the Company has generated cash in an amount sufficient to fund its operations. The Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations, its planned operations and its planned capital expenditures for the foreseeable future, including its significant contractual obligations and commercial commitments as shown in the table below:

	Payments Due by Period

	Total	1 year	2-3 years	4-5 years	Over 5 years

			(In thousands)
Operating leases	$9,556	$3,988	$3,795	$1,665	$108
Singapore facility lease	1,206	301	402	402	101
Singapore capital expenditure	4,500	4,500	—	—	—
San Jose lease at maturity	48,300	—	48,300	—	—
Inventory purchase commitments	4,500	4,500	—	—	—

Total cash obligations	$68,062	$13,289	$52,497	$2,067	$209

Impact of Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations.” SFAS 141 essentially eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS 141 will not have an impact on the Company’s financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinitely lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company amortized goodwill and other intangibles for all of fiscal 2001. The Company adopted SFAS 142 beginning January 1, 2002. At December 31, 2001, the Company had unamortized intangible assets of $0.3 million that will be transferred to goodwill upon adoption of SFAS 142 and unamortized goodwill of $1.8 million that will no longer be amortized. The Company will perform a transitional impairment review of goodwill by the end of the second quarter of fiscal 2002 and the impact, if any, will be reported in that quarter. Not having to amortize goodwill during fiscal 2002 will favorably impact the results of operations by approximately $0.6 million.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the financial accounting and reporting requirements for disposal of long-lived assets and discontinued operations. SFAS 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. The Company plans to adopt this Standard in fiscal 2002.

Factors that May Affect Results and Financial Condition

      Semiconductor industry downturns adversely affect Electroglas revenues and operating results. The Company’s business largely depends on capital expenditures by semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The timing, length and severity of the up-and-

down cycles are difficult to predict and affect the Company’s ability to accurately forecast future revenues and expense levels. During a down cycle, the Company must be in a position to adjust its cost and expense structure to prevailing market conditions. Its ability to reduce expenses may be limited by the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive customer service and support. During periods of rapid growth, the Company must be able to increase manufacturing capacity and personnel to meet customer demand. There can be no assurance that these objectives can be met, which would likely materially and adversely affect the Company’s business and operating results.

      Variability and uncertainty of quarterly operating results. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company’s backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. The Company’s sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Other factors that may influence the Company’s operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, the Company’s ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by the Company’s competitors. Accordingly, the Company’s results of operations are subject to significant variability and uncertainty from quarter to quarter.

      Dependence on new products and processes. Electroglas believes that its future success will depend in part upon its ability to continue to enhance existing products and to develop and manufacture new products, particularly those related to implementation of the Company’s strategy to become a process management tool provider. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new products; that the Company will be able to develop and introduce new products in a timely manner; enhance its existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which the Company is developing new products or expects to sell current products, such as the market for 300mm wafer probers, markets related to the growth in the use of flip chips, and the market for process management software will develop sufficiently. To develop new products successfully, the Company depends on close relationships with its customers and the willingness of those customers to share information with the Company. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company’s competitive position and results of operations.

      Dependence on principal customers. For the years ended December 31, 2001, 2000 and 1999, five of the Company’s customers accounted for 39%, 56% and 52%, respectively, of its net sales. In 2001, STMicroelectronics accounted for 12% of net sales. In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively. In 1999, STMicroelectronics and IBM accounted for 19% and 14% of net sales, respectively. If one or more of the Company’s major customers ceased or significantly curtailed its purchases, it would likely have a material adverse effect on the Company’s results of operations.

      Highly competitive industry. The Company’s major competitors in the prober market segment are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”). The major competitor in the post fab inspection market segment is August Technologies. The main competitors in the process management software market segment are KLA-Tencor and HPL Technologies. Some of the Company’s competitors have greater financial, engineering and manufacturing resources than the Company as well as larger service organizations and long-standing customer relationships. The Company’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/ performance characteristics. Competitive pressures may force price reductions that could adversely affect the Company’s results of operations. Although the Company believes it has certain technological and other advantages over its competitors, maintaining and capitalizing on these advantages will require the Company to continue a high level of investment in engineering, research and development, marketing, and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make these investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. (See “Business — Competition.”)

      Japanese market segment and Japanese competition. Electroglas believes that competing Japanese companies in the prober market segment have a competitive advantage because they dominate the Japanese market segment (comprised of semiconductor fabrication facilities located in Japan and those located outside Japan that are controlled by Japanese companies). Electroglas has found it difficult to penetrate the large and technically advanced Japanese market, which represents a substantial percentage of the worldwide wafer prober market. (See “Business — Competition.”) While Japanese semiconductor manufacturers in recent years have begun to build semiconductor fabrication facilities outside Japan, Electroglas has not yet had significant sales into such facilities. Further, Japanese semiconductor manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers; these licenses typically include a recommendation to use wafer probers and other semiconductor equipment manufactured by Japanese companies. In particular, Electroglas may be at competitive disadvantage with respect to the Japanese semiconductor capital equipment suppliers who have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. There can be no assurance that Electroglas will be able to establish a significant presence in or ever compete successfully in the Japanese market segment. In addition, to the extent that the slowdown in the Japanese market segment has left the Company’s Japanese competitors with excess inventory or excess capacity, they may offer substantial discounts on their products, increasing pricing pressure in both the Japanese market segment and elsewhere. Furthermore, weakness of the yen compared to the dollar may exacerbate this situation.

      Lease agreement and covenants. The Company has a five-year operating lease on its headquarters location expiring in 2003 as discussed in Note 10 of the consolidated financial statements. This lease agreement, as amended, requires the Company to maintain certain financial ratios and a minimum level of net worth and requires a full mandatory cash collateralization of $48.3 million. Demand for the Company’s products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on the Company’s operating results and there can be no assurance that the Company will continue to be in compliance with certain restrictive covenants. In the event of non-compliance, the Company has the option of renegotiating the lease, seeking waivers from its lenders, or purchasing the land and buildings for approximately $48.3 million. The Company believes its lenders will provide it with waivers, if necessary, or allow the Company to renegotiate the lease. Expectations of future operating results and continued compliance with the lease covenants cannot be assured and the Company’s lenders’ actions are not controllable by the Company. If the Company’s projections of future operating results are not achieved and/or it is deemed to have violated one of the lease covenants or declared to be in default under the lease, the Company would experience a material adverse impact on its reported financial position and results of operations could be negatively impacted.

      Patents and other intellectual property. The Company’s success depends in significant part on its intellectual property. While the Company attempts to protect its intellectual property through patents, copyrights and trade secrets, it believes that its success will depend more upon innovation, technological expertise and distribution strength. There can be no assurance that the Company will successfully protect its technology or that competitors will not be able to develop similar technology independently. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company’s technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

      Some customers using certain products of Electroglas have received a notice of infringement from Technivison Corporation and the Lemelson Medical Education & Research Foundation (“Lemelson”) alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. Certain of these customers have notified Electroglas that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from Electroglas for some damages or expenses resulting from this matter. Electroglas has in turn notified its suppliers that, in the event, it is subsequently determined that its customers are determined to infringe and that Electroglas is responsible for any associated costs and fees, that it may seek reimbursement for the resultant costs and fees. Electroglas believes that its products do not infringe the Lemelson patents. Certain of the Company’s customers are currently engaged in litigation with Lemelson involving 17 of its patents, and the validity of those patents has been placed in issue. In the future, it is possible that the Company’s participation in the litigation may be required. Electroglas may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation upon Electroglas. To the best of the Company’s knowledge, Lemelson has not asserted that the Company may be liable for infringing its patents.

      Dependence on certain suppliers. Electroglas uses numerous suppliers to supply components and subassemblies for the manufacture and support of its products and systems. While Electroglas makes reasonable efforts to ensure that such components and subassemblies are available from multiple suppliers, this is not always possible. The Company may obtain certain key items from a single supplier or a limited group of suppliers. Cognex Corporation supplies substantially all of the machine vision processor systems used in the Company’s products. Although Electroglas seeks to reduce its dependence on these limited source suppliers, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company’s results of operations and damage customer relationships. Moreover, a prolonged inability to obtain certain components, or a significant increase in the price of one or more of these components, could have a material adverse effect on the Company’s business, financial condition and results of operations.

      International operations. International sales accounted for 51%, 53% and 38% of the Company’s net sales for 2001, 2000 and 1999, respectively. The Company expects international sales to continue to represent a significant percentage of net sales. A number of factors may adversely affect the Company’s international sales and operations, including the imposition of governmental controls, fluctuations in the U.S. dollar, which could increase the foreign sales prices of the Company’s products in local currencies, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing international operations. Although these and similar regulatory, geopolitical and global economic factors have not yet had a material adverse effect on the Company’s operations, there can be no assurance that such factors will not adversely impact the Company’s operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company’s intellectual property rights to the same extent as do the laws of the United States.

      Manufacturing probers in Singapore. In January 2002, the Company announced plans to move prober manufacturing to Singapore to realize potential cost savings of 10% to 20% once full production is reached. The Company expects to record a restructuring charge of $1.0 to $1.5 million in the first quarter of 2002 in connection with this move. There is no assurance the Company will realize cost savings and that expenses related to the move will not adversely affect operating results.

      Dependence on key employees. The future success of Electroglas partly depends on its ability to retain key personnel. The Company also needs to attract additional skilled personnel in all areas to grow its business. While many of the Company’s current employees have many years of service with Electroglas, there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.

      Acquisitions. The Company may pursue acquisitions of complementary product lines, technologies or businesses such as the acquisitions of Knights and Techné in 1997 and Statware in 2001. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, which could materially adversely affect the Company’s profitability. In 1998, the Company recorded asset impairment charges of $9.6 million, related principally to acquired goodwill and other intangible assets in connection with the Knights and Techné acquisitions. The Company may experience similar charges related to future acquisitions. Current or future acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurances as to the effect thereof of these, or future, acquisitions on the Company’s business or operating results.

      Possible volatility of common stock price. The market price of Electroglas Common Stock could fluctuate significantly in response to variations in quarterly operating results and other factors such as announcements of technological innovations or new products by the Company or by the Company’s competitors, government regulations, developments in patent or other property rights, and developments in the Company’s relationships with its customers. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic conditions, and specific conditions in the semiconductor industry may adversely affect the market price of the Company’s Common Stock.

      Antitakeover provisions. The Company’s Shareholders Rights Plan and certain provisions of the Company’s Certificate of Incorporation and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of Electroglas. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of Electroglas Common Stock. Such provisions may also inhibit fluctuations in the market price of Electroglas Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control of Electroglas. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. The Company has no current plans to issue any Preferred Stock.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk

      At December 31, 2001, the Company’s cash equivalents, restricted cash, and short-term investments consisted primarily of fixed income securities. The Company maintains a strict investment policy, which ensures the safety and the preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company’s investment portfolio.

	2002	2003	Total	Fair Value

		(Dollars in thousands)
Cash equivalents and restricted cash
Fixed rate	$82,320	$—	$82,320	$82,320
Average rate	2.32%	—	2.32%	—
Short-term investments
Fixed rate	$30,988	$14,810	$45,798	$46,219
Average rate	5.19%	5.14%	5.17%	—
Total Investment Securities
Fixed rate	$113,308	$14,810	$128,118	$128,539
Average rate	3.10%	5.14%	3.34%	—

     Foreign Currency Exchange Rate Risk

      The current foreign exchange exposure in all international operations is deemed to be immaterial. The Company believes the impact of a 10% change in exchange rates would not be material to the Company’s financial condition and results of operations. Accordingly, the Company does not use derivative financial instruments to hedge its current foreign exchange exposure. (See Note 1 to the Company’s Consolidated Financial Statements — Summary of Significant Accounting Policies, Foreign currency accounting.)

Item 8.     Financial Statements and Supplementary Data

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net sales (see Related Party Transactions Note 11)	$84,662	$225,529	$126,695
Cost of sales (see Related Party Transactions Note 11)	63,430	118,009	68,900

Gross profit	21,232	107,520	57,795
Operating expenses:
Engineering, research and development	31,552	28,336	26,865
Selling, general and administrative	38,890	42,430	29,667
In-process research and development	281	—	—

Total operating expenses	70,723	70,766	56,532

Operating income (loss)	(49,491)	36,754	1,263
Interest income	7,639	9,976	6,347
Other income (expense), net	214	(403)	(176)

Income (loss) before income taxes	(41,638)	46,327	7,434
Provision for income taxes	16,431	3,854	1,858

Income (loss) before cumulative effect of change in accounting principle	(58,069)	42,473	5,576
Cumulative effect of change in accounting principle, net of $0 tax	—	(2,029)	—

Net income (loss)	$(58,069)	$40,444	$5,576

Basic net income (loss) per share before cumulative effect of change in accounting principle	$(2.78)	$2.06	$0.28
Cumulative effect of change in accounting principle	—	(0.10)	—

Basic net income (loss) per share	$(2.78)	$1.96	$0.28

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$(2.78)	$2.01	$0.27
Cumulative effect of change in accounting principle	—	(0.09)	—

Diluted net income (loss) per share	$(2.78)	$1.92	$0.27

Shares used in basic calculations	20,910	20,616	19,591

Shares used in diluted calculations	20,910	21,104	20,278

Pro forma amounts assuming the accounting change for SAB 101 is applied retroactively (unaudited) (see Note 1):
Net income		$42,473	$5,160

Basic net income per share		$2.06	$0.26

Diluted net income per share		$2.01	$0.25

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except per
	share data)
ASSETS

Current assets:
Cash and cash equivalents	$40,565	$59,648
Short-term investments	46,219	104,825
Accounts receivable, net of allowance for doubtful accounts of $423 and $489	12,053	53,324
Inventories	40,249	32,751
Prepaid expenses and other assets	1,572	8,513

Total current assets	140,658	259,061
Restricted cash	48,300	—
Equipment and leasehold improvements, net	16,100	13,418
Other assets (see Notes 5 and 11)	8,813	18,951

Total assets	$213,871	$291,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,171	$1,232
Accounts payable (see Related Party Transactions Note 11)	3,461	17,929
Accrued liabilities	16,829	24,271

Total current liabilities	21,461	43,432
Non-current liabilities	12,594	13,969
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares 1,000; none outstanding	—	—
Common stock, $0.01 par value; authorized shares 40,000; issued and outstanding shares: 21,236 and 21,006	212	210
Additional paid-in capital	155,836	152,337
Retained earnings	26,129	84,198
Accumulated other comprehensive loss	(65)	(420)
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	179,816	234,029

Total liabilities and stockholders’ equity	$213,871	$291,430

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Deferred		Other	Treasury Stock		Total
			Paid-in	Stock	Retained	Comprehensive			Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income/(Loss)	Shares	Amount	Equity

	(In thousands)
Balance at January 1, 1999	19,860	$199	$130,927	$(688)	$38,178	$(128)	(62)	$(821)	$167,667
Net income	—	—	—	—	5,576	—	—	—	5,576
Net unrealized losses on investments	—	—	—	—	—	(350)	—	—	(350)
Net translation adjustments	—	—	—	—	—	(123)	—	—	(123)

Total comprehensive income									5,103

Amortization of deferred compensation	—	—	—	295	—	—	—	—	295
Issuance of common stock under employee stock plans	381	3	5,230	—	—	—	—	—	5,233
Tax benefit of stock option exercises	—	—	515	—	—	—	—	—	515
Purchase of treasury stock	—	—	—	—	—	—	(71)	(1,029)	(1,029)
Settlement of escrow shares	—	—	—	—	—	—	(22)	(446)	(446)

Balance at December 31, 1999	20,241	202	136,672	(393)	43,754	(601)	(155)	(2,296)	177,338
Net income	—	—	—	—	40,444	—	—	—	40,444
Net unrealized gains on investments	—	—	—	—	—	181	—	—	181

Total comprehensive income									40,625

Amortization of deferred compensation	—	—	—	393	—	—	—	—	393
Issuance of common stock under employee stock plans	765	8	11,522	—	—	—	—	—	11,530
Tax benefit of stock option exercises	—	—	4,143	—	—	—	—	—	4,143

Balance at December 31, 2000	21,006	210	152,337	—	84,198	(420)	(155)	(2,296)	234,029
Net loss	—	—	—	—	(58,069)	—	—	—	(58,069)
Net unrealized gains on investments	—	—	—	—	—	355	—	—	355

Total comprehensive loss									(57,714)

Issuance of common stock under employee stock plans	68	—	930	—	—	—	—	—	930
Acquisition of Statware	162	2	2,569	—	—	—	—	—	2,571

Balance at December 31, 2001	21,236	$212	$155,836	$—	$26,129	$(65)	(155)	$(2,296)	$179,816

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities
Net income (loss)	$(58,069)	$40,444	$5,576
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,483	5,838	6,903
Amortization	2,086	950	1,676
Write-off of in-process research and development	281	—	—
Loss (gain) on disposal of fixed assets	39	148	(603)
Deferred income taxes	18,925	(19,431)	(3)
Deferred revenue — non-current	(1,375)	2,672	1,813
Changes in current assets and liabilities:
Accounts receivable	41,587	(24,332)	(17,047)
Inventories	(7,498)	(18,956)	(439)
Prepaid expenses and other current assets	370	988	(876)
Accounts payable	(14,571)	8,855	6,336
Accrued liabilities	(7,677)	21,234	(925)
Income tax benefits from employee stock plans	—	4,143	515
Income taxes receivable/payable	12	1,280	9,840

	(20,407)	23,833	12,766

Cash flows from investing activities
Capital expenditures	(8,192)	(11,223)	(3,148)
Purchases of investments, available-for-sale	(117,574)	(203,174)	(223,957)
Maturities of investments, available-for-sale	176,094	178,794	243,747
Decrease (increase) in restricted cash	(48,300)	—	17,712
Minority investments and related license payments (see Notes 5 and 11)	(900)	(500)	(4,530)
Acquisition of Statware, net of cash acquired	(561)	—	—
Other assets	(15)	36	60

	552	(36,067)	29,884

Cash flows from financing activities
Net proceeds (payments) from short-term borrowings	(221)	(392)	1,058
Sales of common stock	930	11,530	5,233
Purchases of treasury stock	—	—	(1,029)

	709	11,138	5,262

Effect of exchange rate changes	63	12	(146)

Net increase (decrease) in cash and cash equivalents	(19,083)	(1,084)	47,766
Cash and cash equivalents at beginning of year	59,648	60,732	12,966

Cash and cash equivalents at end of year	$40,565	$59,648	$60,732

Supplemental cash flow disclosure:
Cash paid (received) during the year for income taxes	$(2,616)	$8,401	$(8,449)
Common shares issued in connection with the acquisition of Statware	2,571	—	—

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

      Investments: The Company invests its excess cash in high-quality debt and equity instruments. Management determines the appropriate classification of the debt securities at the time of purchase as either held-to-maturity or available-for-sale and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income.

      Minority equity investments: The Company has certain minority equity investments in non-publicly traded companies. These investments are recorded at the original cost and included in other assets. The Company periodically reviews these investments for impairment based on evaluation of the market conditions, offering prices, trends of earnings, price multiples, and other key measures. When the Company believes such a decline to be other-than-temporary, an impairment loss is recognized in the current period’s operating results to the extent of the decline. For securities that do not have a readily determinable market price, the Company compares the net carrying amount of its cost method investments to similar equity securities with quoted prices when possible after giving effect to differences in risk premiums, estimated future cash flows, and other factors influencing the market value of the securities. When comparisons to quoted securities are not practical, the Company estimates the fair value based on recent sales and purchases of similar unquoted equity securities, independent appraisals, or internally prepared appraisals to estimate the fair value.

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

      Revenue recognition: The Company recognizes revenue on the sale of semiconductor manufacturing equipment when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Revenue on product sales and spare parts is recognized upon shipment or delivery depending on the shipping terms, except in the following situations: (i) all equipment sales to Japan are recognized upon signed customer acceptance; (ii) for customers who have demonstrated a history of bargaining for additional deliverables between the date of shipment and the date of acceptance, revenue is recognized upon payment in full; (iii) revenue on newly introduced products that are a substantially different platform than legacy products is recognized upon customer acceptance; (iv) product sales with payment terms that are dependent on customer acceptance are accounted for as multiple-element arrangements. The Company recognizes a portion of the revenue (excluding the fair value of the remaining installation obligations) upon shipment or delivery, depending upon

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shipping terms, with the balance recognized on customer acceptance. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

      The Company previously recognized revenue on the sale of semiconductor manufacturing equipment upon shipment, except for newly introduced products, which were recognized upon the successful completion of an evaluation period. In fiscal year 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” Financial statements for the year ended December 31, 2000 have been restated in accordance with SAB 101. In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $2.0 million, which included deferred revenue of $4.2 million, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2000. Of this amount, $2.9 million was recognized as revenue in 2000 and $1.3 million was recognized in 2001. The pro forma amounts presented in the statement of operations were calculated assuming the accounting change was retroactive to prior periods.

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

      At December 31, 2001, deferred revenue and gross profit of $6.7 million was included in accrued liabilities. This amount includes $3.0 million of maintenance and subscription revenue that is being amortized over the term of the agreements and $3.7 million of gross profit of prober and inspection products shipped but not recognizable as revenue per the Company’s revenue recognition policy. Also, non-current liabilities includes $3.1 million of deferred software subscription revenue that is being amortized over the term of the agreement extending into 2004.

      Warranty: The Company generally warrants its products for a period of 12 months from shipment for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded upon shipment.

      Allowance for doubtful accounts: The Company sells its products primarily to large, well financed semiconductor manufacturers. Export sales are normally sold using letters of credit. The Company monitors the collectibility of accounts receivable and records a reserve for bad debts against specifically identified amounts that it believes will not be collected.

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

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign currency accounting: The United States dollar is the functional currency for all foreign operations, excluding Japan. The effect on the consolidated statements of operations of transaction and translation gains and losses is insignificant for all years presented. The Japanese yen is the functional currency for the Company’s Japanese subsidiary and translation gains or losses related to this subsidiary are included as a component of stockholders’ equity and comprehensive income.

      Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

      Net income (loss) per share: The following table sets forth the computation of basic and diluted net income (loss) per share:

	2001	2000	1999

	(In thousands)
Numerator:
Net income (loss)	$(58,069)	$40,444	$5,576

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	20,910	20,616	19,591
Effect of dilutive securities:
Employee stock options	—	428	467
Contingently issued shares	—	60	220

Dilutive potential common shares	—	488	687
Denominator for diluted net income (loss) per share — adjusted weighted average shares	20,910	21,104	20,278

Basic net income (loss) per share	$(2.78)	$1.96	$0.28

Diluted net income (loss) per share	$(2.78)	$1.92	$0.27

      Options to purchase 3,747,667 shares of common stock were outstanding at December 31, 2001, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive. There were 1,447,372 and 58,050 options outstanding at December 31, 2000 and 1999, respectively, that could potentially dilute basic net income per share in the future which were not included in the fully diluted net income earnings per share computation because they would have been anti-dilutive for the periods presented. In connection with previous acquisitions, 130,000 shares of common stock were in escrow as of December 31, 2001. These shares were subject to certain representations and warranties, and were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

      Shipping and handling: The cost of shipping products to customers is not material, and is included in selling, general and administrative expenses.

      Comprehensive income (loss): The following are the components of accumulated other comprehensive income (loss), net of related tax:

	2001	2000	1999

	(In thousands)
Unrealized gain (loss) on investments	$421	$117	$(64)
Foreign currency translation adjustments	(486)	(537)	(537)

	$(65)	$(420)	$(601)

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounting for long-lived assets: In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets,” the Company reviews long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Measurement of impairment charges for long-lived assets to be held and used are based on the excess of the carrying amount over the fair value of those assets.

      Impact of recently issued accounting pronouncements: In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations.” SFAS 141 essentially eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS 141 will not have an impact on the Company’s financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinitely lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company amortized goodwill and other intangibles for all of fiscal 2001. The Company adopted SFAS 142 beginning January 1, 2002. At December 31, 2001, the Company had unamortized intangible assets of $0.3 million that will be transferred to goodwill upon adoption of SFAS 142 and unamortized goodwill of $1.8 million that will no longer be amortized. The Company will perform a transitional impairment review of goodwill by the end of the second quarter of fiscal 2002 and the impact, if any, will be reported in that quarter. Not having to amortize goodwill during fiscal 2002 will favorably impact the results of operations by approximately $0.6 million.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the financial accounting and reporting requirements for disposal of long-lived assets and discontinued operations. SFAS 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. The Company plans to adopt this Standard in fiscal 2002.

Note 2.     Acquisition of Statware

      On January 12, 2001, the Company acquired Statware, Inc. (“Statware”), a developer of process optimization software technologies. The total purchase price, in thousands of dollars, was $3,382 and consisted of: cash, $600; common stock issued, $2,571 (161,940 shares); and acquisition costs, $211. In connection with the acquisition, 70,262 shares of the Company’s common stock, included as consideration, were deposited into escrow accounts of one to five years to indemnify the Company for any breach of Statware’s representations and warranties. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Statware are included in the Company’s financial statements subsequent to the acquisition. The operating results of Statware were immaterial to the Company’s operating results in prior years.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price was allocated, based on an independent appraisal obtained by the Company, to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows (in thousands):

Cash	$39
Other assets, net	69
Identified intangibles:
Developed technology	705
Customer base	235
Assembled workforce	140
Deferred tax liability	(399)
Goodwill	2,312
In-process research and development	281

$3,382

      To determine the value of in-process research and development of the acquired business, the Company considered, among other factors, the stage of development of each project, expected income, target markets, and associated risks. Associated risks included inherent difficulties and uncertainties in completing the project and, thereby, achieving technical feasibility and risks related to the viability of and potential changes in future target markets. In-process research and development that had not reached technical feasibility and did not have alternative future uses in the amount of $281,000 was expensed in the quarter ended March 31, 2001. To determine the value of developed technology, the expected future cash flows of each software product was discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. This analysis resulted in a valuation for completed software that had reached technological feasibility and, therefore, was capitalizable. Intangible assets will be amortized on a straight-line basis over estimated useful lives ranging from three to five years. Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight line basis over its estimated remaining useful life of five years. Intangible assets and goodwill, net of accumulated amortization, are included in other assets.

Note 3.     Financial Instruments

      Concentration of credit risk: Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt and equity instruments, and collateralized funds of United States and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells its systems to semiconductor manufacturers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral such as letters of credit whenever deemed necessary. The write-off of uncollectable amounts has been insignificant. Accounts receivable from customers in Asia were $1.4 million and $9.9 million at December 31, 2001 and 2000, respectively.

      Fair value of financial instruments: The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate the fair value due to their short maturities. Investment

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities are reported at their estimated fair value based on quoted market prices. Realized gains and losses from the Company’s investments are insignificant.

      Investments: The following is a summary of the Company’s investments for the years ended:

	Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(In thousands)
2001
Corporate obligations	$21,220	$256	$—	$21,476
Repurchase agreements and master notes	8,400	—	—	8,400
U.S. agencies	1,999	1	—	2,000
Market auction preferred notes	3,000	—	—	3,000
Corporate notes	7,537	73	—	7,610
Corporate bonds	2,005	4	—	2,009
Medium term notes	5,018	55	—	5,073
Foreign debt securities	5,019	32	—	5,051

Total available-for-sale	54,198	421	—	54,619
Less amounts classified as cash and cash equivalents	(8,400)	—	—	(8,400)

	$45,798	$421	$—	$46,219

	Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(In thousands)
2000
Commercial paper	$82,092	$130	$(24)	$82,198
U.S. agencies	18,016	21	(10)	18,027
Floating rate notes	2,600	—	—	2,600
Market auction preferred notes	2,000	—	—	2,000

	$104,708	$151	$(34)	$104,825

      The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity:

	Available-for-Sale

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
2001
Amounts maturing within one year	$31,716	$31,790
Amounts maturing after one year, within five years	22,482	22,829

Total available-for-sale	54,198	54,619
Less amounts classified as cash and cash equivalents	(8,400)	(8,400)

	$45,798	$46,219

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Balance Sheet Components

      The following is a summary of balance sheet components by major category:

	2001	2000

	(In thousands)
Inventories
Raw materials	$23,812	$18,330
Work in process	7,075	10,712
Finished goods	9,362	3,709

	$40,249	$32,751

      The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine inventory obsolescence and excess quantities, and reduces the value when appropriate. As a result, the Company wrote down inventories by $6.7 million and $2.7 million in 2001 and 2000, respectively.

	2001	2000

	(In thousands)
Equipment and leasehold improvements
Equipment	$25,418	$20,435
Leasehold improvements	4,529	3,269
Office furniture and equipment	17,449	15,706

	47,396	39,410
Accumulated depreciation and amortization	(31,296)	(25,992)

	$16,100	$13,418

Accrued liabilities
Accrued compensation and related compensation liabilities	$4,283	$7,910
Warranty reserves	1,839	3,179
Deferred revenue and gross profit	6,682	8,823
Other	4,025	4,359

	$16,829	$24,271

Note 5.     Investment in Cascade Microtech, Inc.

      In the second quarter of 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (“Cascade”) for approximately $3.0 million, which represented less than a 10% equity interest. In addition, the Company entered into an agreement to license certain technology from Cascade for approximately $2.0 million, which is being amortized to engineering expense on a straight-line basis over five years. In 2001, an additional $0.4 million payment was made in order to extend the exclusivity of the license agreement, which is being amortized to engineering expense on a straight-line basis over the remaining estimated useful life of the original investment. These amounts, net of accumulated amortization, are included in other assets. The Company’s Chairman and Chief Executive Officer is a director of Cascade. (See Related Party Transactions Note 11).

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.     Short-term Borrowings

      The Company’s Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $2.9 million (denominated in yen) with two Japanese banks. A $2.0 million cash collateral was placed by the Company with the U.S. branch of one of the Japanese banks to guarantee one of the facilities. As of December 31, 2001, $1.2 million was outstanding under these facilities (at the current bank interest rate of 1.9% at December 31, 2001) which are used by the Company’s Japanese subsidiary to finance its working capital requirements.

Note 7.     Stockholders’ Equity

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

      Rights agreement: In February 1999, the Company amended its Shareholder Rights Plan (Rights Agreement) that was adopted on November 19, 1997. Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of Common Stock owned by the Company’s stockholders of record on December 5, 1997. The rights expire on December 4, 2007, unless extended or earlier redeemed or exchanged by the Company. Under the Rights Agreement, each right entitles the registered holder to purchase one-hundredth of a Series A Preferred share of the Company at a price of $140. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock.

      Stock repurchase program: In May 1998, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s stock beyond the initial program to reduce the dilution resulting from its employee stock option and stock purchase plans. The Company purchased 71,000 and 62,000 shares of common stock at costs of $1.0 million and $0.8 million in 1999 and 1998, respectively.

      Stock option plans: In May 2001, the Company adopted the 2001 Non-Officer Employee Stock Incentive Plan (2001 Plan) and reserved 1,300,000 shares for issuance. During 2001, 2000 and 1999, the Company’s stockholders approved amendments to the 1997 Stock Incentive Plan (1997 Plan) to increase the number of shares reserved for issuance by 700,000, 1,000,000 and 300,000, respectively. At December 31, 2001, the Company had 1,331,584 options available for grant under its 2001 Plan and 1997 Plan for grant issuance to eligible employees and to provide for certain automatic grants of stock options to non-employee directors. Options under these plans are granted at fair market value, expire ten years from the date of grant and generally vest in quarterly installments, commencing one year from the date of grant.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity and related information for the years ended:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

		(Share amounts in thousands)
Outstanding — beginning of year	2,694	$18.04	2,607	$15.50	2,432	$15.15
Granted	1,215	$15.22	917	$23.48	669	$16.71
Exercised	(11)	$12.93	(671)	$15.03	(262)	$14.27
Cancelled	(150)	$22.43	(159)	$19.94	(232)	$16.67

Outstanding — end of year	3,748	$16.99	2,694	$18.04	2,607	$15.50

      The following table summarizes information about outstanding options at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

	(Share amounts in thousands)
$ 2.06 - $12.98	640	6.54	$12.54	195	$11.85
$13.06 - $14.25	605	5.31	$13.90	452	$14.01
$14.45 - $15.50	617	6.73	$15.18	501	$15.25
$15.51 - $15.75	13	6.37	$15.74	10	$15.75
$16.02 - $16.02	684	6.41	$16.02	—	$16.02
$16.15 - $19.13	476	6.76	$17.87	284	$17.67
$20.00 - $24.88	580	8.00	$23.97	243	$23.22
$25.72 - $38.94	133	8.12	$32.21	74	$31.06

	3,748	6.66	$16.99	1,759	$16.72

      In addition, the Company issued 100,000 shares of restricted stock in April 1996 under the 1993 Long Term Stock Incentive Plan. The Company recorded a deferred compensation charge equal to the fair value of the restricted stock at the time of issuance of $1.4 million. The deferred compensation charge was fully amortized at December 31, 2000.

      Employee stock purchase plan (ESPP): The Company’s 1998 Employee Stock Purchase Plan and 1993 Employee Stock Purchase Plan provide that eligible employees may purchase stock at 85% of its fair value on specified dates through payroll deductions. At December 31, 2001, the Company had 116,706 shares reserved for future issuance under these plans. The Company sold 57,000, 94,000 and 119,000 shares to employees in 2001, 2000 and 1999, respectively.

      Stock based compensation: As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. The weighted average grant date fair value of options and stock purchase rights granted during 2001, 2000 and 1999 was $9.43 and $5.90, $12.66 and $7.50, and $8.49 and $4.61, respectively.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after December 31, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated using the following assumptions:

	Options			ESPP

	2001	2000	1999	2001	2000	1999

Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	62.0%	61.0%	54.0%	62.0%	61.0%	54.0%
Risk-free interest rate	6.0%	6.5%	6.5%	6.0%	6.5%	5.6%
Expected life (years)	4.0	4.0	4.0	0.5	0.5	0.5

      For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company’s as reported and pro forma information follows:

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	2001	2001	2000	2000	1999	1999

		(In thousands, except per share amounts)
Net income (loss)	$(58,069)	$(63,009)	$40,444	$35,336	$5,576	$1,687
Basic net income (loss) per share	$(2.78)	$(3.01)	$1.96	$1.71	$0.28	$0.09
Diluted net income (loss) per share	$(2.78)	$(3.01)	$1.92	$1.67	$0.27	$0.08

      Incentive plans: The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its employees who reside in the United States. The Board of Directors determines annually a formula for setting aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. The charge to operations for these plans during 2001, 2000 and 1999 was $0, $3.3 million and $0.5 million, respectively.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.     Income Taxes

      Significant components of the provision (benefit) for income taxes are as follows for the years ended:

	2001	2000	1999

	(In thousands)
Federal:
Current	$(3,105)	$11,192	$1,108
Deferred	16,064	(6,980)	—

	12,959	4,212	1,108
State:
Current	60	250	25
Deferred	3,119	(3,152)	—

	3,179	(2,902)	25
Foreign:
Current	551	2,385	728
Deferred	(258)	159	(3)

	293	2,544	725

Total provision for income taxes	$16,431	$3,854	$1,858

      The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan reduce taxes currently payable for 2001, 2000 and 1999, as shown above by $0 million, $4.1 million and $0.5 million, respectively. Such benefits are credited to additional paid-in capital when realized. Pretax income (loss) from foreign operations was $(2.5) million, $5.7 million and $0.1 million for 2001, 2000, and 1999, respectively. Upon repatriation of foreign earnings, residual United States taxes would be immaterial.

      The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows for the years ended:

	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent

		(In thousands except percentages)
Tax computed at U.S. statutory rate	$(14,573)	(35.0)%	$15,504	35.0%	$2,602	35.0%
State income taxes (net of federal benefit)	2,066	5.0	(1,886)	(4.3)	16	0.2
Tax exempt investment income	—	—	(5)	—	(295)	(4.0)
Research and development credit	(900)	(2.2)	(1,000)	(2.3)	—	—
Foreign taxes	1,344	3.2	1,469	3.3	671	9.0
In-process research and development	98	0.2	—	—	—	—
Intangibles — goodwill	162	0.4	—	—	(156)	(2.1)
Alternative minimum tax (credit)	—	—	(981)	(2.2)	1,126	15.2
Valuation allowance	28,174	67.7	(7,902)	(17.8)	(2,148)	(28.9)
Tax exempt foreign sales corporation	—	—	(848)	(1.9)	(47)	(0.6)
Other, net	60	0.2	(497)	(1.1)	89	1.2

Provision for income taxes	$16,431	39.5%	$3,854	8.7%	$1,858	25.0%

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax accounts are as follows for the years ended:

	2001	2000

	(In thousands)
Deferred tax assets:
Intangible assets	12,490	6,141
Warranty reserves	1,032	1,079
Inventories	4,190	3,335
Depreciable assets	510	3,297
Deferred revenue	2,308	4,712
Net operating losses	14,617	759
Tax credit carryforwards	9,181	5,021
Other	1,477	2,644

Total deferred tax assets	45,805	26,988
Less: Valuation allowance	(45,805)	(7,664)

Net deferred tax assets	$—	$19,324

      Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The Company has provided a valuation allowance amount equal to its total deferred tax assets of $45.8 million at December 31, 2001 due to uncertainties surrounding realization of its deferred tax assets. The valuation allowance increased by $38.1 million in 2001 and decreased by $9.8 million in 2000.

      As of December 31, 2001, the Company had federal net operating losses attributable to the Knight’s acquisition of $2.2 million. The utilization of these acquired net operating losses is significantly limited due to change of ownership rules, and the losses will expire in varying amounts between 2002 and 2006. The federal net operating loss carryforward at December 31, 2001 of $38.9 million, which is not related to acquisitions, will expire in 2021. The federal research and development credit carryforwards of $4.7 million will expire in varying amounts between 2018 and 2021. The federal minimum tax credit carryforward of $1.3 million has no expiration date. For state tax purposes, as of December 31, 2001, the Company had net operating loss and research and development tax credit carryforwards of approximately $12.8 million and $4.9 million, respectively. The state net operating loss carryforward will expire in 2006. The California research and development credit carryforwards have no expiration dates.

Note 9.     Segment Information

      The Company has three operating segments comprising its prober products, inspection products, and EGsoft businesses. The Company’s management has determined the operating segments based upon how the business is managed and operated. The Company evaluates performance and allocates resources based on operating income (loss), excluding unusual or infrequently occurring items. There are no significant inter-segment sales or transfers.

      The aggregated prober products and inspection products businesses are the only segments that are reportable based on the quantitative guidelines provided in the Statement of Financial Accounting Standard No. 131 (SFAS 131). The EGsoft business is outside the quantitative guidelines in SFAS 131 and is included with certain corporate charges and expenses under the heading “All Other.”

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the Company’s operating segments for the years ended:

	Prober and
	Inspection
	Products	All Other	Consolidated

	(In thousands)
2001
Sales to unaffiliated customers	$76,161	$8,501	$84,662
Operating income (loss)	$(43,600)	$(5,891)	$(49,491)
Identifiable assets	$207,733	$6,138	$213,871
2000
Sales to unaffiliated customers	$217,043	$8,486	$225,529
Operating income (loss)	$43,490	$(6,736)	$36,754
Identifiable assets	$286,635	$4,795	$291,430
1999
Sales to unaffiliated customers	$116,796	$9,899	$126,695
Operating income (loss)	$2,096	$(833)	$1,263
Identifiable assets	$196,649	$5,542	$202,191

      The following is a summary of the Company’s geographic operations for the years ended:

	United
	States	Asia	Europe	Consolidated

		(In thousands)
2001
Sales to unaffiliated customers	$62,815	$414	$21,433	$84,662
Operating income (loss)	$(43,261)	$(5,773)	$(457)	$(49,491)
Identifiable assets	$199,229	$3,547	$11,095	$213,871
2000
Sales to unaffiliated customers	$165,091	$1,845	$58,593	$225,529
Operating income (loss)	$35,644	$(4,583)	$5,693	$36,754
Identifiable assets	$263,641	$2,920	$24,869	$291,430
1999
Sales to unaffiliated customers	$100,946	$2,706	$23,043	$126,695
Operating income (loss)	$4,180	$(3,374)	$457	$1,263
Identifiable assets	$189,044	$2,494	$10,653	$202,191

      Sales between geographic areas are at prices that the Company believes are at arm’s length. International sales represented 51%, 53% and 38% of the Company’s net sales in 2001, 2000 and 1999, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations. Export sales made by United States operations were 25% of net sales in 2001 (20% to Asia, 5% to other), 26% of net sales in 2000 (23% to Asia, 3% to other) and 18% of net sales in 1999 (15% to Asia, 3% to other). Sales to customers in France included in international sales represented 14%, 20% and 11% of the Company’s net sales in 2001, 2000 and 1999, respectively. In 2001, STMicroelectronics accounted for 12% of net sales. In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively. In 1999, STMicroelectronics and IBM accounted for 19% and 14% of net sales, respectively.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.     Commitments and Contingencies

      The Company leases its facilities and certain equipment under noncancelable operating leases. As of December 31, 2001, the minimum annual rental commitments and sublease income are as follows:

	Operating	Sublease	Net Operating
	Leases	Income	Leases

	(In thousands)
2002	$3,988	$(324)	$3,664
2003	2,699	—	2,699
2004	1,096	—	1,096
2005	888	—	888
2006	777	—	777
Thereafter	108	—	108

	$9,556	$(324)	$9,232

      Rent expense was approximately $5.1 million, $5.8 million and $3.3 million for the years 2001, 2000 and 1999, respectively.

      Legal matters: In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

      Tax matters: In connection with the formation of the Company in 1993, the Company agreed to share with its former parent certain tax benefits arising from the increase in the aggregate tax basis of the assets transferred. The accompanying financial statements reflect an accrual of approximately $9.5 million, which is based on the Company’s best estimate of the amount payable under the agreement. However, the actual amount payable and the timing of the payment are dependent on the ultimate tax benefits realized and the timing of the realization of these tax benefits.

      Lease agreement: In March 1997, the Company entered into a $12.0 million, five-year operating lease for approximately 21.5 acres of land in San Jose, California. In July 1998, the lease agreement was amended to provide a construction allowance. The lease agreement was further amended and, effective June 2001, required a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of the Company’s common stock. The monthly lease payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates, as amended, and based on the lease amount of $48.3 million at December 31, 2001, the annual lease payments are approximately $1.3 million. These interest rates are sensitive to inflation and other economic factors, and a significant increase in interest rates may have a negative impact on the earnings of the Company. At December 31, 2001, the Company was in compliance with the restrictive covenants contained in the lease agreement. At the end of the lease term, the guaranteed residual payment on the lease is approximately $41.1 million and the Company has the option to purchase the land and buildings for approximately $48.3 million. The Company believes that the property’s fair value is greater than the guaranteed residual value at December 31, 2001. Demand for the Company’s products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on the Company’s operating results. There can be no assurance that the Company will continue to be in compliance with certain restrictive covenants related to its facilities lease. In the event of non-compliance, the Company has the option of renegotiating the lease or purchasing the land and buildings for approximately $48.3 million.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Related Party Transactions

      Sanmina Corporation: In the third quarter of 1999, the Company entered into an agreement with Sanmina Corporation whereby Sanmina agreed to provide ongoing contract manufacturing services to the Company. In connection with the agreement, the Company also sold certain inventory and fixed assets to Sanmina in 1999 for $7.4 million. The Company purchased inventory from Sanmina of $4.9 million, $58.5 million and $14.2 million in 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, the Company had $0.2 million and $5.2 million, respectively, in accounts payable with Sanmina. The agreement with Sanmina was terminated in December 2000. One of the Company’s directors is also a director of Sanmina Corporation.

      Cascade Microtech, Inc.: The Company purchased inventory from Cascade of $0.2 million, $0.1 million and $0 and sold prober products of $0.5 million, $0 and $0, in 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, there were no balances in accounts payable and accounts receivable with Cascade. The Company’s Chairman and Chief Executive Officer is a director of Cascade. (See Investment in Cascade Microtech, Inc. Note 5)

Note 12.     Subsequent Event (unaudited)

      In January 2002, the Company announced plans to move the manufacturing of wafer probers from San Jose, California, to Singapore. Initial production is anticipated to begin mid-year 2002, with full production for all released probers by mid-year 2003. In January 2002, the Company entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $402,000.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Electroglas, Inc.

      We have audited the accompanying consolidated balance sheets of Electroglas, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electroglas, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ ERNST & YOUNG LLP

San Jose, California

January 21, 2002

ELECTROGLAS, INC.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Description	Period	Expenses	Deductions(a)	Period

	(In thousands)
Allowance for doubtful accounts (deducted from accounts receivable):
Year ended 2001.	$489	$36	$102	$423
Year ended 2000.	459	54	24	489
Year ended 1999.	448	11	—	459

(a)	Includes write-offs and reversals.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item is included under the heading “Election of Directors” and “Other Matters” in the Company’s Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.     Executive Compensation

      The information required by this item is included under the heading “Executive Compensation and Other Information” in the Company’s Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is included under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as a part of this Report:

(1) Index to Financial Statements — The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

(2) Financial Statement Schedules — The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report. All of the other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits — See Index to Exhibits on page 47.

      (b) Reports on Form 8-K — No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROGLAS, INC.

By:	/s/ CURTIS S. WOZNIAK _______________________________________ Curtis S. Wozniak

Chairman and Chief Executive Officer

Date: March 13, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CURTIS S. WOZNIAK Curtis S. Wozniak	Chairman and Chief Executive Officer (Principal Executive Officer)	March 13, 2002

/s/ THOMAS E. BRUNTON Thomas E. Brunton	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 13, 2002

/s/ NEIL R. BONKE Neil R. Bonke	Director	March 13, 2002

/s/ ROGER D. EMERICK Roger D. Emerick	Director	March 13, 2002

/s/ ROBERT J. FRANKENBERG Robert J. Frankenberg	Director	March 13, 2002

/s/ MEL FRIEDMAN Mel Friedman	Director	March 13, 2002

INDEX TO EXHIBITS

Exhibit
Number	Exhibits

3.1	Certificate of Incorporation of Electroglas, Inc., as amended.(1)
3.2	By-laws of Electroglas, Inc., as amended.(2)
3.3	Certificate of Designation for Electroglas, Inc.(2)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate of Electroglas, Inc., a Delaware corporation.(1)
10.1*	Electroglas, Inc. 1993 Long-Term Incentive Plan.(3)
10.2*	Change of Control Agreement between Electroglas, Inc. and Armand J. Stegall dated as of June 9, 1995.(4)
10.3*	Electroglas, Inc. Restricted Stock Bonus Agreement Between Electroglas, Inc. and Curtis S. Wozniak.(5)
10.4*	Change of Control Agreement between Electroglas, Inc. and Curtis S. Wozniak dated as of April 4, 1996.(5)
10.5*	Electroglas Officers’ Retirement Medical and Dental Coverage Policy.(6)
10.6	Lease Agreement between BNP Leasing Corporation and Electroglas, Inc. dated March 31, 1997.(7)
10.7	Rights Agreement between Electroglas, Inc., and BankBoston, N.A., as rights agent dated as of November 18, 1997.(8)
10.8*	Electroglas, Inc. 1997 Stock Incentive Plan.(9)
10.9*	Form of Change of Control Agreement between the Company and each of Timothy J. Boyle, Conor P. O’Mahoney, Joseph A. Savarese, William J. Haydamack, Wayne Woodard, Jeffrey R. Hintzke, Joseph LaChapelle and Thomas E. Brunton as of June 9, 1995, June 9, 1995, June 9, 1995, December 12, 1997, April 5, 1999, July 19, 1999, April 5, 1999 and December 22, 2000, respectively.(10)
10.10	Construction Funding Agreement (First Amendment to Lease) Between BNP Leasing Corporation and Electroglas, Inc. dated July 1, 1998.(11)
10.11*	Electroglas, Inc. 1998 Employee Stock Purchase Plan.(12)
10.12*	Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan.
10.13	Second Amendment to Lease Agreement between BNP Leasing Corporation and Electroglas, Inc.
10.14	Third Amendment to Lease Agreement between BNP Leasing Corporation and Electroglas, Inc.
21.1	List of subsidiaries of registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.

(2)	Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.

(3)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-74860), which became effective on February 23, 1994.

(4)	Incorporated by reference to the identically numbered exhibit of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1996.

(5)	Incorporated by reference to the identically numbered exhibit of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.

(6)	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 31, 1996.

(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997.

(8)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G (Commission File No. 0-21626), filed with the Securities and Exchange Commission on November 19, 1997.

(9)	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.

(10)	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.

(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

(12)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

*	Management contracts, or Company compensatory plans or arrangements.