Form 10-Q
period 2002-03-31
ELECTROGLAS INC
filed 2002-05-15
CIK 902281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ending March 31, 2002

Commission File Number 0-21626

ELECTROGLAS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State of Incorporation)	77-0336101 (I.R.S. Employer Identification Number)

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

Yes [X]     No [   ]

As of April 27, 2002, 21,145,000 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	The fair value of the land and buildings;

•	Further restructuring charges for workforce reduction, idled facilities and obsolete equipment;

•	Our performance of a transitional impairment review of goodwill and the impact, if any, on our financial statements;

•	Our expectation that there will not be a significant technological change in our legacy products in the next eighteen months;

•	Our valuation of the inventory based on our rolling forecast beyond twelve months;

•	Our expectation regarding expenditures in 2002 for leasehold improvements and equipment to outfit our Singapore facility;

•	How demand for our products fluctuates with the semiconductor business cycles and is expected to continue to fluctuate from period to period;

•	Our expectation that the move of prober manufacturing to Singapore will realize cost savings of 10% to 20%;

•	Our intention to control discretionary expenses and continue investing in our new product development programs during the current business cycle downturn;

•	Our anticipation that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations, planned operations and planned capital expenditures for the foreseeable future, including our significant contractual obligations and commercial commitments; and

•	Our ability to continue to collect our receivables without significant delays in payments or product concessions.

All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. It is important to note that such forward looking statements are subject to risks and uncertainties and our actual results could differ materially from those in such forward-looking statements. Additional risk factors described in our Form 10-K for the year ended December 31, 2001 in some cases have affected, and in the future could affect, our actual operating results and could cause our actual consolidated operating results to differ materially from those expressed in any forward looking statement.

Stockholders are cautioned not to place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q, which speak only as of the date of this Quarterly Report on Form 10-Q. The reader should also consult the cautionary statements and risk factors listed from time to time in our Reports on Forms 10-Q, 8-K, 10-K and our Annual Reports to Stockholders, including our most recent Annual Report on Form 10-K for the year ended December 31, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

ELECTROGLAS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended March 31,

	2002	2001

Net sales	$11,670	$40,079
Cost of sales	11,219	24,924

Gross profit	451	15,155

Operating expenses:
Engineering, research and development	7,970	8,687
Selling, general and administrative	9,300	10,518
In-process research and development	—	281
Restructuring charge	360	—

Total operating expenses	17,630	19,486

Operating loss	(17,179)	(4,331)
Interest income	770	2,362
Other income (expense), net	286	42

Loss before income taxes	(16,123)	(1,927)
Provision (benefit) for income taxes	(1,275)	231

Net loss	$(14,848)	$(2,158)

Basic and diluted net loss per share	$(0.71)	$(0.10)

Shares used in basic and diluted calculations	21,006	20,873

See accompanying Notes to Consolidated Condensed Financial Statements.

ELECTROGLAS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$25,399	$40,565
Short-term investments	42,700	46,219
Accounts receivable, net	11,619	12,053
Inventories	39,842	40,249
Prepaid expenses and other current assets	2,684	1,572

Total current assets	122,244	140,658
Restricted cash	48,300	48,300
Equipment and leasehold improvements, net	17,878	16,100
Goodwill, net	2,099	1,849
Other intangible assets, net	1,763	2,218
Other assets	5,616	4,746

Total assets	$197,900	$213,871

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$980	$1,171
Accounts payable	3,488	3,461
Accrued liabilities	15,607	16,829

Total current liabilities	20,075	21,461
Non-current liabilities	12,250	12,594
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares: 1,000; none outstanding	—	—
Common stock, $0.01 par value; authorized shares: 40,000; issued and outstanding shares: 21,300 and 21,236	213	212
Additional paid-in capital	156,667	155,836
Retained earnings	11,281	26,129
Accumulated other comprehensive loss	(290)	(65)
Cost of common stock in treasury: 155 shares	(2,296)	(2,296)

Total stockholders’ equity	165,575	179,816

Total liabilities and stockholders’ equity	$197,900	$213,871

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2001.

See accompanying Notes to Consolidated Condensed Financial Statements.

ELECTROGLAS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(14,848)	$(2,158)
Charges to income not affecting cash	2,070	1,989
Deferred income taxes	—	(12)
Changes in operating assets and liabilities	(1,810)	(2,649)

	(14,588)	(2,830)

Cash flows from investing activities:
Capital expenditures	(3,384)	(2,223)
Purchases of investments	(5,527)	(47,104)
Maturities of investments	8,700	59,658
Increase in restricted cash	—	(48,300)
Acquisition, net of cash acquired	—	(561)
Other assets	(1,011)	(63)

	(1,222)	(38,593)

Cash flows from financing activities:
Net payments of short-term borrowings	(191)	(329)
Sales of common stock	832	84

	641	(245)

Effect of exchange rate changes	3	13

Net increase (decrease) in cash and cash equivalents	(15,166)	(41,655)
Cash and cash equivalents at beginning of period	40,565	59,648

Cash and cash equivalents at end of period	$25,399	$17,993

See accompanying Notes to Consolidated Condensed Financial Statements.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K.

Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The Company’s fiscal year end is December 31. The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with the current year presentation.

INVENTORIES
The following is a summary of inventories by major category (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials	$23,561	$23,812
Work in process	9,122	7,075
Finished goods	7,159	9,362

	$39,842	$40,249

The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine inventory obsolescence and excess quantities, and reduces the value when appropriate.

GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142), which was issued by the Financial Accounting Standards Board in July 2001. Under this standard, the Company ceased amortizing goodwill effective January 1, 2002. In addition, the Company reclassified assembled workforce and acquired customer list, which are no longer defined as acquired intangibles under SFAS 141, to goodwill. Accordingly, there was no amortization of assembled workforce or acquired customer list recognized during the three months ended March 31, 2002. At March 31, 2002, goodwill is assigned entirely to the EGsoft reporting unit.

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill, assembled workforce and acquired customer list amortization (in thousands, except per share data):

	Three months ended March 31,

	2002	2001

Net loss:
As reported	$(14,848)	$(2,158)
Goodwill amortization	—	115
Assembled workforce amortization	—	12
Acquired customer list amortization	—	20

Adjusted net loss	$(14,848)	$(2,011)

Basic and diluted net loss per share
As reported	$(0.71)	$(0.10)
Goodwill amortization	—	—
Assembled workforce amortization	—	—
Acquired customer list amortization	—	—

Basic and diluted adjusted net loss per share	$(0.71)	$(0.10)

Shares used in basic and diluted calculations	21,006	20,873

Other intangible assets subject to amortization were as follows (in thousands):

	March 31,	December 31,
	2002	2001

Licenses and other intellectual property	$2,440	$2,440
Assembled workforce	—	140
Acquired customer list	—	235
Developed technology	760	760
Less accumulated amortization	(1,437)	(1,357)

Other intangible assets, net	$1,763	$2,218

Amortization expense for other intangible assets was $0.2 million for the three months ended March 31, 2002. The estimated annual amortization expense for other intangible assets is $0.9 million, $0.8 million, and $0.2 million for the years ended December 31, 2002, 2003, and 2004, respectively.

In accordance with SFAS 142, the Company will complete an impairment test of goodwill as of January 1, 2002 in the second quarter of fiscal 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. We have not yet determined what the effect of these tests will have on our financial statements.

NET LOSS PER SHARE
Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,

	2002	2001

Numerator:
Net loss	$(14,848)	$(2,158)

Denominator:
Denominator for basic and diluted net loss per share — weighted average shares	21,006	20,873

Basic and diluted net loss per share	$(0.71)	$(0.10)

Options to purchase 3,749,468 shares of common stock were outstanding at March 31, 2002, but were not included in the computations of diluted net loss per share as the effect would be antidilutive. In connection with previous acquisitions, 114,000 shares of common stock were held in escrow as of March 31, 2002. These shares are subject to certain representations and warranties, and were not included in the computations of diluted net loss per share as the effect would be antidilutive.

LEASE AGREEMENT
In March 1997, the Company entered into a $12.0 million operating lease, expiring July 2003, for approximately 21.5 acres of land in San Jose, California. In July 1998, the lease agreement was amended to provide a construction allowance. The lease agreement was further amended and, effective June 2001 required a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of the Company’s common stock. The monthly lease payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at March 31, 2002, the annual lease payments are approximately $1.2 million. These interest rates are sensitive to inflation and other economic factors, and a significant increase in interest rates may have a negative impact on the earnings of the Company. At March 31, 2002, the Company was in compliance with the restrictive covenants contained in the lease agreement. At the end of the lease term, the guaranteed residual payment on the lease is approximately $41.1 million and the Company has the option to purchase the land and buildings for approximately $48.3 million. The Company believes that the fair value of the land and buildings is greater than guaranteed residual value at March 31, 2002. Demand for the Company’s products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on the Company’s operating results. Since certain restrictive covenants related to the Company’s facilities lease require the Company to maintain minimum cash and net worth balances and maintain various liquidity and financial ratios, there can be no assurance that the Company will continue to be in compliance with the restrictive covenants. In the event of non-compliance, the Company has the option of renegotiating the lease or purchasing the land and buildings for approximately $48.3 million.

In January 2002, the Company entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. The Company expects to spend approximately $4.5 million in 2002 for leasehold improvements and equipment to outfit this facility.

COMPREHENSIVE LOSS
The following are the components of comprehensive loss, net of related tax (in thousands):

	Three months ended March 31,

	2002	2001

Net loss	$(14,848)	$(2,158)
Unrealized gain (loss) on investments	(227)	230
Foreign currency translation adjustments	2	6

	$(15,073)	$(1,922)

The following are the components of accumulated other comprehensive loss, net of related tax (in thousands):

	March 31,	December 31,
	2002	2001

Unrealized gain on investments	$194	$421
Foreign currency translation adjustments	(484)	(486)

	$(290)	$(65)

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

The aggregated prober products and inspection products businesses are the only segments that are reportable based on the quantitative guidelines provided in SFAS 131. The EGsoft business is outside the quantitative guidelines in SFAS 131 and is included with certain corporate charges and expenses under the heading “All Other” in the table below. The following is a summary of the Company’s operating segments for the three months ended March 31 (in thousands):

	Prober and
	Inspection
	Products	All Other	Consolidated

2002
Sales to unaffiliated customers	$9,579	$2,091	$11,670
Operating loss	$(15,664)	$(1,515)	$(17,179)
2001
Sales to unaffiliated customers	$38,300	$1,779	$40,079
Operating loss	$(2,349)	$(1,982)	$(4,331)

RESTRUCTURING CHARGES
In October 2001, the Company approved a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of its manufacturing operations to Singapore. Pursuant to the restructuring plan, certain job functions at the Company’s San Jose facility will be eliminated and specific termination benefits will be paid to affected employees. Approximately forty-one employees were designated for termination and a restructuring charge of $0.4 million was recorded for the quarter ended March 31, 2002. The Company anticipates further restructuring charges for workforce reduction, idled facilities and obsolete equipment as the move of the Company’s manufacturing operations to Singapore progresses to completion and when additional restructuring charges become quantifiable.

Details of the restructuring charges for the quarter ended March 31, 2002 are as follows (in thousands):

San Jose
Workforce
Reduction

Total restructuring charges	$360
Cash payments	—

Balance at March 31, 2002	$360

The accrual for restructuring charges is included in accrued liabilities in the balance sheet.

INCOME TAXES
The Company recorded a tax benefit for the three months ended March 31, 2002 in the amount of $1.3 million. The Job Creation and Worker Assistance Act of 2002 was enacted on March 9, 2002 and extended the Net Operating Loss (NOL) carryback period from 2 years to 5 years for losses arising in years ending in

2001 and 2002. The new law also allows a taxpayer’s Net Operating Loss deduction to reduce its alternative minimum taxable income up to 100% for the same periods. The $1.3 million benefit represents additional refunds that the Company can claim on the 2001 NOL carryback due to the change in tax law.

CONTINGENCIES
In connection with the formation of the Company in 1993, the Company entered into an agreement with its former parent company in order to share certain tax benefits arising from the increase in the aggregate tax basis of the assets transferred. The accompanying financial statements reflect an accrual of approximately $9.5 million, which is based on the Company’s best estimate of the amount payable under the agreement. However, the actual amount payable and the timing of the payment are dependent on the ultimate tax benefits realized and the timing of the realization of these tax benefits.

RECENT ACCOUNTING PRONOUNCEMENTS
In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a significant impact on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended March 31,

	2002	2001

Net sales	100.0%	100.0%
Cost of sales	96.1	62.2

Gross profit	3.9	37.8

Operating expenses:
Engineering, research and development	68.3	21.7
Selling, general and administrative	79.7	26.2
In-process research and development	—	0.7
Restructuring charge	3.1	—

Total operating expenses	151.1	48.6

Operating loss	(147.2)	(10.8)
Interest income	6.6	5.9
Other income (expense), net	2.5	0.1

Loss before income taxes	(138.1)	(4.8)
Provision (benefit) for income taxes	(10.9)	0.6

Net loss	(127.2)%	(5.4)%

Results of Operations

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

Revenue recognition: We recognize revenue on the sale of our semiconductor manufacturing equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions and when we are assured of our ability to collect from our customer. We sell to an industry that is highly cyclical with periods of high demand and significant oversupply. The companies in the semiconductor industry continue to consolidate as they are faced with rapidly increasing capital requirements and expensive technological change. In recognizing revenue we make certain assumptions and estimates, namely: for our legacy products, we recognize revenue upon product shipment or delivery on the basis that we have a legally enforceable claim on payment and for our newer products, we recognize revenue upon signed customer acceptance. With respect to the assumption of collectibility from our customers, we assume, based on past history, that we will continue to collect our receivables from them without significant delays in payments or product concessions, despite the fact that they have larger financial size relative to us and despite our dependence on a them in a heavily concentrated industry.

Inventory valuation: We value our inventories at the lower of cost or market using the first-in, first-out method. We may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on our products, the timing of these changes and our estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. We typically use a rolling twelve-month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. We then consider current market conditions and the timing and impact of technological change. At March 31, 2002, as a result of the downturn that affected the entire semiconductor industry and as we do not expect significant technological change in our legacy products in the next eighteen months, we have valued inventory based on our rolling forecast beyond twelve months. If there is continued weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods.

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

Allowance for doubtful accounts: We monitor the collectibility of our accounts receivable and record a reserve for doubtful accounts against specifically identified amounts that we believe are uncollectible. We sell primarily to large, well-established semiconductor manufacturers and we have not experienced significant doubtful accounts losses in the past. We have, however, experienced slow downs in receivable collections, especially during semiconductor equipment down cycles, as customers extend their payment schedules to conserve their cash balances. If our customers continue to experience down cycles or their financial condition were to deteriorate, we may be required to increase our reserve for doubtful accounts.

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

Net Sales
 Net sales for the quarter ended March 31, 2002 were $11.7 million, a 70.9% decrease from net sales of $40.1 million in the comparable quarter last year. The decrease was due primarily to lower system unit sales of our core prober business as a result of the record downturn in the semiconductor industry. While we experienced an increase in orders during the first quarter of 2002, as compared to the second half of fiscal 2001 levels, the continued rate of increase in orders is still uncertain. Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, our results of operations for the three months ended March 31, 2002 may not necessarily be indicative of future operating results. Demand for our products has declined in the recent quarters and is expected to continue to fluctuate from period to period. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause our sales to fluctuate on a quarterly basis.

Net sales were comprised of prober and inspection systems, EGsoft products, and aftermarket sales consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses. Net sales for prober and inspection systems were $6.4 million and $30.5 million for the quarters ended March 31, 2002 and 2001, respectively. Net sales for EGsoft products were $2.1 million and $1.8 million for the quarters ended March 31, 2002 and 2001, respectively. Net sales for aftermarket sales were $3.2 million and $7.8 million for the quarters ended March 31, 2002 and 2001, respectively. Service revenue has been less than 10% of annual net sales.

For the quarter ended March 31, 2002, international sales accounted for 22.4% of net sales as compared to 46.9% for the same quarter last year. During the current quarter, we experienced an increase in North American sales because of increased capacity buys from a large prober customer. The decrease in the percentage of international sales from the same period last year was due to a greater decline, in absolute dollars, in total European and Asian-Pacific region sales, relative to the decline in North American sales.

Gross Profit
 For the quarter ended March 31, 2002, gross profit, as a percentage of sales, was 3.9% as compared to 37.8% for the same quarter last year. The decrease was primarily due to reduced unit sales volume, high factory fixed costs as a percentage of total costs, and approximately $0.4 million in costs related to the move of manufacturing to Singapore. In addition, we wrote down $1.0 million in inventories in the first quarter of 2002 compared to $0.5 million in the first quarter of 2001. We periodically review the carrying value of our inventory by evaluating material usage and requirements to determine inventory obsolescence and excess quantities, and reduce the inventory value when appropriate.

We believe that our gross profit will continue to be affected by a number of factors, including competitive pricing pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, the move of manufacturing to Singapore, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts as was experienced throughout 2001, which may result in excess inventory. Consequently, additional write-downs of inventories may be required, which may negatively impact gross profit in future periods.

In January 2002, we announced plans to move our prober manufacturing operations to Singapore to realize potential cost savings of 10% to 20% once full production is reached. There is no assurance that we will realize cost savings from such a move and that expenses related to the move will not adversely affect operating results.

Engineering, Research and Development
 Engineering, research and development expenses were $8.0 million in the first quarter of 2002, down 8.3% from $8.7 million in the comparable quarter last year. As a percentage of sales, these expenses increased to 68.3% in the first quarter, up from 21.7% in the same quarter of last year. This increase, as a percentage of sales, was primarily due to lower sales volume in the first quarter of 2002. The decrease in year over year spending resulted from decreased prototype expenses in 2002 related to new product development programs.

During the current business cycle downturn, we intend to control discretionary expenses and continue to invest in our new product development programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative
 Selling, general and administrative expenses were $9.3 million in the first quarter of 2002, down 11.6% from $10.5 million in the comparable quarter last year. The decrease was primarily due to reduced employee incentives and sales commissions, mandatory vacations, salary reductions, and curtailed discretionary spending.

Restructuring Charges
 In October 2001, we approved a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. Pursuant to the restructuring plan, certain job functions at our San Jose facility will be eliminated and specific termination benefits will be paid to affected employees. Approximately forty-one employees were designated for termination and a restructuring charge of $0.4 million was recorded for the quarter ended March 31, 2002. We anticipate further restructuring charges for workforce reduction, idled facilities and obsolete equipment as the move of our manufacturing operations to Singapore progresses to completion and when additional restructuring charges become quantifiable.

Details of the restructuring charges for the quarter ended March 31, 2002 are as follows (in thousands):

San Jose
Workforce
Reduction

Total restructuring charges	$360
Cash payments	—

Balance at March 31, 2002	$360

The accrual for restructuring charges is included in accrued liabilities in the balance sheet.

Interest Income
 Interest income was $0.8 million for the first quarter of 2002 as compared to $2.4 million for the same quarter last year. The decrease in interest income was due to declining interest rates and lower cash and short-term investment balances.

Income Taxes
 We recorded a tax benefit for the three months ended March 31, 2002 in the amount of $1.3 million. The Job Creation and Worker Assistance Act of 2002 was enacted on March 9, 2002 and extended the Net Operating Loss (NOL) carryback period from 2 years to 5 years for losses arising in years ending in 2001 and 2002. The new law also allows a taxpayer’s Net Operating Loss deduction to reduce its alternative minimum taxable income up to 100% for the same periods. The $1.3 million benefit represents additional refunds that we can claim on the 2001 NOL carryback due to the change in tax law. Our estimated tax provision for the quarter ended March 31, 2001 was $0.2 million and represents foreign income and withholding taxes.

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments, and restricted cash were $116.4 million at March 31, 2002, a decrease of $18.7 million from $135.1 million at December 31, 2001.

Cash used in operating activities was $14.6 million during the first quarter of 2002. This included a net loss of $14.8 million and an increase in operating assets of $1.8 million, offset by non-cash charges to income of $2.0 million. The increase in operating assets was due primarily to decreases of $1.1 million in accrued liabilities and increases of $1.1 million in estimated income taxes receivable included in other current assets. This was offset partially by a decrease of $0.4 million in accounts receivable, due to increased collection efforts during the current quarter.

Cash used in investing activities was $1.2 million due primarily to an increase in capital expenditures of $3.4 million principally on network infrastructure and capitalized costs of implementing our ERP system as well as capitalized setup costs of the Singapore manufacturing facilities; and other assets of $1.0 million. These capital expenditures were offset by net investment maturities of $3.2 million.

Cash from financing activities was comprised of a $0.2 million borrowing on a bank loan in Japan, offset by $0.8 million of proceeds from the sale of common stock under employee stock plans.

Our Japanese subsidiary has credit facilities with a total borrowing capacity of approximately $2.9 million (denominated in yen) with two Japanese banks. We placed a $2.0 million cash collateral with the U.S. branch of one of the Japanese banks to guarantee one of the credit facilities. As of March 31, 2002, $1.0 million was outstanding under these credit facilities which are used by our Japanese subsidiary to finance its working capital requirements.

In March 1997, we entered into a $12.0 million operating lease, expiring July 2003, for approximately 21.5 acres of land in San Jose, California. In July 1998, the lease agreement was amended to provide a construction allowance. The lease agreement was further amended and, effective June 2001 required a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of our common stock. The monthly lease payments are based on the London Interbank Offering Rate (LIBOR). At current interest rates and based on the lease amount of $48.3 million at March 31, 2002, the annual lease payments are approximately $1.2 million. These interest rates are sensitive to inflation and other economic factors, and a significant increase in interest rates may have a negative impact on our earnings. At March 31, 2002, we were in compliance with the restrictive covenants contained in the lease agreement. At the end of the lease term, the guaranteed residual payment on the lease is approximately $41.1 million and we have the option to purchase the land and buildings for approximately $48.3 million. We believe that the fair value of the land and buildings is greater than guaranteed residual value at March 31, 2002. Demand for our products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on our operating results. Since certain restrictive covenants related to our facilities lease require us to maintain minimum cash and net worth balances and maintain various liquidity and financial ratios, there can be no assurance that we will continue to be in compliance with the restrictive covenants. In the event of non-compliance, we have the option of renegotiating the lease or purchasing the land and buildings for approximately $48.3 million.

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. We expect to spend approximately $4.5 million in 2002 for leasehold improvements and equipment to outfit this facility.

Our principal source of liquidity as of March 31, 2002 consisted of $68.1 million of cash, cash equivalents, and short-term investments. We also have $48.3 million in cash equivalents fully collateralizing the lease commitment on our San Jose facility. Historically, we have generated cash in an amount sufficient to fund our operations. We anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for the foreseeable future, including our significant contractual obligations and commercial commitments.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a significant impact on our financial statements.

Factors That May Affect Results and Financial Condition

For risk factors that may affect our results and financial condition, refer to Part II: Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II: Item 7a, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 4. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

DATE:	May 15, 2002	BY:	/s/ Thomas E. Brunton
Thomas E. Brunton Chief Financial Officer, Principal Financial and Accounting Officer