Form 10-Q
period 2002-06-30
ELECTROGLAS INC
filed 2002-08-13
CIK 902281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ending June 30, 2002

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

Yes [X]       No [   ]

As of July 27, 2002, 21,172,000 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

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

•	Further restructuring charges for workforce reduction, idled facilities and obsolete equipment in connection with the move of our manufacturing facility to Singapore;

•	Our expectation that there will not be a significant technological change in our legacy products in the next eighteen months;

•	Our valuation of the inventory based on our rolling forecast beyond twelve months;

•	Our expectation regarding expenditures in 2002 for leasehold improvements and equipment to outfit our Singapore manufacturing facility;

•	How demand for our products fluctuates with the semiconductor business cycles and is expected to continue to fluctuate from period to period;

•	Our intention to control discretionary expenses and continue investing in our new product development programs during the current business cycle downturn;

•	Our anticipation that our existing capital resources and cash flows generated from future operations will enable us to maintain our current level of operations, planned operations and planned capital expenditures for the foreseeable future, including our significant contractual obligations and commercial commitments; and

•	Our ability to continue to collect our receivables without significant delays in payments or product concessions.

All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended December 31, 2001.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ELECTROGLAS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net sales	$20,530	$21,919	$32,200	$61,998
Cost of sales	19,267	16,706	30,486	41,630

Gross profit	1,263	5,213	1,714	20,368

Operating expenses:
Engineering, research and development	8,795	8,026	16,765	16,713
Selling, general and administrative	10,555	10,115	19,855	20,633
In-process research and development	—	—	—	281
Restructuring charge	308	—	668	—

Total operating expenses	19,658	18,141	37,288	37,627

Operating loss	(18,395)	(12,928)	(35,574)	(17,259)
Interest income	650	2,016	1,420	4,378
Other income (expense), net	(30)	(20)	256	22

Loss before income taxes	(17,775)	(10,932)	(33,898)	(12,859)
Provision (benefit) for income taxes	30	15,963	(1,245)	16,194

Net loss	$(17,805)	$(26,895)	$(32,653)	$(29,053)

Basic and diluted net loss per share	$(0.85)	$(1.29)	$(1.55)	$(1.39)

Shares used in basic and diluted calculations	21,045	20,889	21,026	20,881

See accompanying Notes to Consolidated Condensed Financial Statements.

ELECTROGLAS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$57,378	$40,565
Short-term investments	26,594	46,219
Accounts receivable, net	13,877	12,053
Inventories	35,860	40,249
Prepaid expenses and other current assets	2,171	1,572

Total current assets	135,880	140,658
Restricted cash	48,300	48,300
Equipment and leasehold improvements, net	20,387	16,100
Goodwill, net	2,099	1,849
Other intangible assets, net	1,539	2,218
Other assets	9,775	4,746

Total assets	$217,980	$213,871

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$1,333	$1,171
Accounts payable	4,595	3,461
Accrued liabilities	16,216	16,829

Total current liabilities	22,144	21,461
Convertible subordinated notes	32,932	—
Non-current liabilities	14,797	12,594
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares: 1,000; none outstanding	—	—
Common stock, $0.01 par value; authorized shares: 40,000; issued and outstanding shares: 21,327 and 21,236	213	212
Additional paid-in capital	157,030	155,836
Retained earnings	(6,524)	26,129
Accumulated other comprehensive loss	(316)	(65)
Cost of common stock in treasury: 155 shares	(2,296)	(2,296)

Total stockholders’ equity	148,107	179,816

Total liabilities and stockholders’ equity	$217,980	$213,871

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2001.

See accompanying Notes to Consolidated Condensed Financial Statements.

ELECTROGLAS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(32,653)	$(29,053)
Charges to income not affecting cash	4,482	3,969
Deferred income taxes	—	18,925
Changes in operating assets and liabilities	1,944	(1,000)

	(26,227)	(7,159)

Cash flows from investing activities:
Capital expenditures	(7,819)	(2,894)
Purchases of investments	(5,523)	(90,430)
Maturities of investments	24,729	106,835
Increase in restricted cash	—	(48,300)
Acquisition, net of cash acquired	—	(561)
Other assets	(2,644)	(508)

	8,743	(35,858)

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	32,965	—
Net payments of short-term borrowings	162	(121)
Sales of common stock	1,195	98

	34,322	(23)

Effect of exchange rate changes	(25)	25

Net increase (decrease) in cash and cash equivalents	16,813	(43,015)
Cash and cash equivalents, beginning of period	40,565	59,648

Cash and cash equivalents, end of period	$57,378	$16,633

Supplemental cash flow disclosures:
Gross proceeds from issuance of convertible subordinated notes	35,500	—
Fees paid to placement agent	(2,485)	—
Fees paid to auditors	(50)	—

Net proceeds from issuance of convertible subordinated notes	32,965	—

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

Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

INVENTORIES

The following is a summary of inventories by major category (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$20,471	$23,812
Work in process	13,163	7,075
Finished goods	2,226	9,362

	$35,860	$40,249

The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine inventory obsolescence and excess quantities, and reduces the value when appropriate.

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142), which was issued by the Financial Accounting Standards Board in July 2001. Under this standard, the Company ceased amortizing goodwill, assigned entirely to the EGsoft reporting unit, effective January 1, 2002. In addition, the Company reclassified assembled workforce and acquired customer list, which are no longer defined as acquired intangibles under SFAS 141, to goodwill. Accordingly, there was no amortization of assembled workforce or acquired customer list recognized during the three or six months ended June 30, 2002. In the second quarter of fiscal 2002, in accordance with SFAS 142, the Company completed the transitional impairment test of goodwill as of January 1, 2002 and concluded that no impairment existed.

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill, assembled workforce and acquired customer list amortization (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net loss, as reported	$(17,805)	$(26,895)	$(32,653)	$(29,053)
Goodwill amortization	—	115	—	231
Assembled workforce amortization	—	12	—	23
Acquired customer list amortization	—	20	—	39

Adjusted net loss	$(17,805)	$(26,748)	$(32,653)	$(28,760)

Net loss per share, as reported	$(0.85)	$(1.29)	$(1.55)	$(1.39)
Goodwill amortization	—	0.01	—	0.01
Assembled workforce amortization	—	—	—	—
Acquired customer list amortization	—	—	—	—

Basic and diluted adjusted net loss per share	$(0.85)	$(1.28)	$(1.55)	$(1.38)

Shares used in basic and diluted calculations	21,045	20,889	21,026	20,881

Amortization expense for other intangible assets was $0.2 million and $0.4 million for the three and six months ended June 30, 2002. The estimated annual amortization expense for other intangible assets is $0.9 million, $0.8 million, and $0.2 million for the years ended December 31, 2002, 2003, and 2004, respectively.

Other intangible assets subject to amortization were as follows (in thousands):

	June 30,	December 31,
	2002	2001

Licenses and other intellectual property	$2,440	$2,440
Assembled workforce	—	140
Acquired customer list	—	235
Developed technology	760	760

Gross intangible assets	3,200	3,575
Less accumulated amortization	(1,661)	(1,357)

Other intangible assets, net	$1,539	$2,218

NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Numerator: Net loss	$(17,805)	$(26,895)	$(32,653)	$(29,053)

Denominator: Basic and diluted net loss per share — weighted average shares	21,045	20,889	21,026	20,881

Basic and diluted net loss per share	$(0.85)	$(1.29)	$(1.55)	$(1.39)

Options to purchase 4,037,387 shares of common stock were outstanding at June 30, 2002, but were not included in the computation of diluted net loss per share as the effect would be antidilutive. In connection with previous acquisitions, 112,000 shares of common stock were held in escrow as of June 30, 2002. These shares are subject to certain representations and warranties, and were not included in the computations of diluted net loss per share as the effect would be antidilutive.

LEASE AGREEMENTS

In March 1997, the Company entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. In July 1998, the lease agreement was amended to provide a construction allowance. That amendment also extended the expiration date of the lease to July 1, 2003. The lease agreement was further amended and effective in June 2001, required a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of the Company’s common stock.

On August 9, 2002, the lease was further modified into a self-funding structure. Under this new structure, a third party funds 15% of the lease balance and the Company funds the remaining 85% through a loan to the lessor which will be included in notes receivable on the Company’s balance sheet. This amendment also included adjustments to the interest rate and certain restrictive covenants, which are effective as of June 30, 2002. Furthermore, the self-funding structure reduced the mandatory collateralization amount to $7.2 million, which is equal to the amount advanced by the third party and not self funded by the Company. That amount will be included in other assets as restricted cash. The monthly lease payments on the portion of the lease balance self-funded by the Company are based on the London Interbank Offering Rate (LIBOR). These amounts are equal to the interest payments due to the Company under the loan to the lessor. The monthly lease payments on the portion of the lease balance funded by the third party are based on LIBOR plus basis points, provided the mandatory collateralization amount remains the full $7.2 million advanced by the third party. At current interest rates, as amended, and based on the lease amount of approximately $48.3 million at June 30, 2002 (85%, or approximately $41.1 million, is to be funded by the Company, and 15%, or approximately $7.2 million, is to be funded by a third party), the annual lease payments are approximately $1.0 million, before giving effect to the offset of such payments against the payments due to the Company from the lessor under the self-funded loan made by the Company to the lessor.

At June 30, 2002, the Company was in compliance with the restrictive covenants contained in the amended lease agreement. Demand for the Company’s products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on the Company’s operating results. Although the Company believes that it will be in compliance with the covenants through the remainder of the least term, there can be no absolute assurance. In the event of non-compliance, the Company may seek to renegotiate the lease or purchase the land and buildings for the $48.3 million lease balance.

In January 2002, the Company entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. As of June 30, 2002, the Company has spent approximately $2.2 million for leasehold improvements and equipment to outfit this facility, and expects to spend approximately $2.2 million in the remainder of 2002.

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002 the Company issued $35.5 million in 5.25% convertible notes due 2007 and related warrants to purchase 714,573 shares of common stock. The convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 million shares of common stock at a conversion price of $13.332 per share. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002. At any time on or after June 21, 2005, the Company may redeem some of all of the notes at a specified target price and may be required to pay additional interest.

In connection with the issuance of the convertible notes the Company also issued warrants for the purchase of 714,573 shares of common stock that are exercisable at a price of $15.444 per share. The value of the warrants was determined to be $2.6 million using the Black-Scholes option pricing model, using a volatility factor of 62%, a risk free interest rate of 4% and an initial expected life of 5 years. The value of the warrants is being accreted to interest expense over the life of the notes using the effective interest rate method.

If the price of the Company’s common stock exceeds the conversion price of the notes and the exercise price of the warrants, holders of the notes and warrants may convert the debt and exercise the warrants. The Company may force the conversion of all or a portion of the notes and warrants in certain circumstances. Under certain conditions, the Company may be required to reduce the conversion price of the notes on February 21, 2003, which may trigger a beneficial conversion feature. If such feature is triggered, it may result in a substantial charge to the Company’s results of operations. The Company’s issuance of common stock at prices of $13.332 per share upon conversion of the debt and $15.444 per share upon exercise of the warrants may result in dilution to other holders of common stock and may cause the price of the Company’s common stock to fall. In addition, if note and warrant holders elect to sell the common stock issued upon the conversion of the debt and exercise of the warrants, the price of the Company’s common stock may fall.

STOCKHOLDERS’ EQUITY

On May 23, 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 2,000,000 shares.

COMPREHENSIVE LOSS

The following are the components of comprehensive loss, net of related tax (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net loss	$(17,805)	$(26,895)	$(32,653)	$(29,053)
Unrealized gain (loss) on investments	(7)	(139)	(234)	91
Foreign currency translation adjustments	(19)	11	(17)	17

	$(17,831)	$(27,023)	$(32,904)	$(28,945)

The following are the components of accumulated other comprehensive loss, net of related tax (in thousands):

	June 30,	December 31,
	2002	2001

Unrealized gain on investments	$187	$421
Foreign currency translation adjustments	(503)	(486)

	$(316)	$(65)

SEGMENT INFORMATION

The Company has three operating segments comprising its prober products, inspection products, and EGsoft businesses. The Company’s management has determined the operating segments based upon how the business is managed and operated. The Company evaluates performance and allocates resources based on operating income (loss), excluding unusual or infrequently occurring items. There are no significant inter-segment sales or transfers. The aggregated prober products and inspection products businesses are the only segments that are reportable based on the quantitative guidelines provided in SFAS 131. The EGsoft business is outside the quantitative guidelines in SFAS 131 and is included with certain corporate charges and expenses under the heading “All Other” in the table below. The following is a summary of the Company’s operating segments (in thousands):

	Three months ended June 30,		Six months ended June 30,

	Sales to		Sales to
	unaffiliated		unaffiliated
	customers	Operating loss	customers	Operating loss

2002
Prober and inspection products	$18,271	$(16,904	$27,850	$(32,568)
All other	2,259	(1,491)	4,350	(3,006)

Consolidated	$20,530	$(18,395)	$32,200	$(35,574)

2001
Prober and inspection products	$19,900	$(11,490)	$58,200	$(13,839)
All other	2,019	(1,438)	3,798	(3,420)

Consolidated	$21,919	$(12,928)	$61,998	$(17,259)

RESTRUCTURING CHARGE

In October 2001, the Company approved a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of its manufacturing operations to Singapore. Approximately forty-one employees were designated for termination, and a restructuring charge of $0.4 million was recorded in the first quarter of 2002. As a result of the current business down turn, during the second quarter of 2002, an additional fourteen employees were designated for termination, and approximately thirty employees were terminated. An additional $0.3 million was recorded in the second quarter of 2002 for the additional employees. The Company anticipates further restructuring charges for workforce reduction, idled facilities and obsolete equipment as the move of the Company’s manufacturing operations to Singapore progresses to completion and when additional restructuring charges become quantifiable.

Details of the restructuring charges through June 30, 2002, which are included in accrued liabilities in the balance sheet, are as follows (in thousands):

San Jose
Workforce
Reduction

Restructuring charges — Q1	$360
Cash payments	—

Balance at March 31, 2002	$360
Restructuring charges — Q2	308
Cash payments	(431)

Balance at June 30, 2002	$237

INCOME TAXES

The Company has recorded a net tax benefit for the six months ended June 30, 2002 in the amount of $1.2 million. The $1.2 million benefit represents the current estimated state tax provision and additional refunds that the Company may claim on its 2001 tax return due to the change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002. The Company’s provision for taxes for the six months ended June 30, 2001 was $16.2 million which represents foreign, state and withholding taxes and the establishment of a valuation allowance against its net deferred tax assets.

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

In July 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for fiscal years beginning after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under the new rules, the Company will be required to recognize a liability when the liability is incurred rather than as of the date the Company makes a commitment to an exit or disposal plan. The Company is assessing the impact on the financial statements resulting from adoption of this Standard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

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

Revenue recognition

We recognize revenue on the sale of our semiconductor manufacturing equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions and when we are assured of our ability to collect from our customer. We sell to an industry that is highly cyclical with periods of high demand and significant oversupply. The companies in the semiconductor industry continue to consolidate as they are faced with rapidly increasing capital requirements and expensive technological change. In recognizing revenue we make certain assumptions and estimates, namely: for our legacy products, we recognize revenue upon product shipment or delivery on the basis that we have a legally enforceable claim on payment and for our newer products, we recognize revenue upon signed customer acceptance. With respect to the assumption of collectibility from our customers, we assume, based on past history, that we will continue to collect our receivables from them without significant delays in payments or product concessions, despite the fact that they have larger financial size relative to us and despite our dependence on them in a heavily concentrated industry.

Inventory valuation

We value our inventories at the lower of cost or market using the first-in, first-out method. We may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on our products, the timing of these changes and our estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. We typically use a rolling twelve-month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. We then consider current market conditions and the timing and impact of technological change. At June 30, 2002, as a result of the downturn that affected the entire semiconductor industry and as we do not expect significant technological change in our legacy products in the next eighteen months, we have valued inventory based on our rolling forecast beyond twelve months. If there is continued weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods.

Warranty

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

Allowance for doubtful accounts

We monitor the collectibility of our accounts receivable and record a reserve for doubtful accounts against specifically identified amounts that we believe are uncollectible. We sell primarily to large, well-established semiconductor manufacturers and semiconductor test companies and we have not experienced significant doubtful accounts losses in the past. We have, however, experienced slow downs in receivable collections, especially during semiconductor equipment down cycles, as customers extend their payment schedules to conserve their cash balances. If our customers continue to experience down cycles or their financial condition were to deteriorate, we may be required to increase our reserve for doubtful accounts.

Minority equity investments

We have certain minority equity investments in non-publicly traded companies that are recorded at the original cost. In determining if and when certain minority equity investment’s decline in value below cost is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments accounted for at cost. When we believe such a decline to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. For securities that do not have a readily determinable market price, we compare the net carrying amount of our cost method investments to similar equity securities with quoted prices when possible after giving effect to differences in risk premiums, estimated future cash flows, and other factors influencing the market value of the securities. When comparisons to quoted securities are not practical, we estimate the fair value based on recent sales and purchases of similar unquoted equity securities, independent appraisals, or internally prepared appraisals to estimate the fair value.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.8	76.2	94.7	67.1

Gross profit	6.2	23.8	5.3	32.9

Operating expenses:
Engineering, research and development	42.8	36.6	52.1	27.0
Selling, general and administrative	51.5	46.2	61.6	33.3
In-process research and development	—	—	—	0.4
Restructuring charge	1.5	—	2.1	—

Total operating expenses	95.8	82.8	115.8	60.7

Operating loss	(89.6)	(59.0)	(110.5)	(27.8)
Interest income	3.1	9.2	4.4	7.1
Other income (expense), net	(0.1)	(0.1)	0.8	—

Loss before income taxes	(86.6)	(49.9)	(105.3)	(20.7)
Provision (benefit) for income taxes	0.1	72.8	(3.9)	26.2

Net loss	(86.7)%	(122.7)%	(101.4)%	(46.9)%

Net Sales

Net sales for the quarter ended June 30, 2002 were $20.5 million, a 6.3% decrease from net sales of $21.9 million in the comparable quarter last year. Net sales for the first six months of 2002 were $32.2 million, a 48.1% decrease from net sales of $62.0 million for the same period a year ago. The decreases for the quarter and six months ended June 30, 2002 versus 2001 were due primarily to lower system unit sales of our core prober business as a result of the record downturn in the semiconductor industry. While we experienced an increase in orders during the first half of 2002, as compared to the second half of fiscal 2001, the continued rate of increase in orders is still uncertain. Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, our results of operations for the three and six months ended June 30, 2002 may not necessarily be indicative of future operating results. Demand for our products has declined in recent quarters and is expected to continue to fluctuate from period to period. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause our sales to fluctuate on a quarterly basis.

Net sales were comprised of prober and inspection systems, EGsoft products, and aftermarket sales consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses. Net sales for prober and inspection systems were $13.9 million and $12.3 million for the quarters ended June 30, 2002 and 2001, respectively. Net sales for EGsoft products were $2.2 million and $2.0 million for the quarters ended June 30, 2002 and 2001, respectively. Net sales for aftermarket sales were $4.4 million and $7.6 million for the quarters ended June 30, 2002 and 2001, respectively. Net sales for prober and inspection systems were $20.4 million and $42.9 million for the six months ended June 30, 2002 and 2001, respectively. Net sales for EGsoft products were $4.4 million and $3.8 million for the six months ended June 30, 2002 and 2001, respectively. Net sales for aftermarket sales were $7.4 million and $15.3 million for the six months ended June 30, 2002 and 2001, respectively. Service revenue has been less than 10% of annual net sales.

For the quarter and six months ended June 30, 2002, international sales accounted for 44.6% and 36.6% of net sales as compared to 54.2% and 49.5% for the same periods last year. During the current quarter and six-month periods, we experienced an increase in North American sales because of increased capacity buys from a large prober customer. The decrease in the percentage of international sales from the same periods last year was due to a greater decline, in absolute dollars, in total European and Asian-Pacific region sales, relative to the decline in North American sales.

Gross Profit

For the quarter and six months ended June 30, 2002, gross profit, as a percentage of sales, was 6.2% and 5.3% as compared to 23.8% and 32.9% for the same periods last year. The decreases for the quarter and six months ended June 30, 2002, were primarily due to reduced unit sales volume and high factory fixed costs as a percentage of total costs. We incurred approximately $0.8 million and $1.2 million in costs related to the move of manufacturing to Singapore in the quarter and six months ended June 30, 2002. In addition, we periodically review the carrying value of our inventory by evaluating material usage and requirements to determine inventory obsolescence and excess quantities, and reduce the inventory value when appropriate. We wrote down $1.0 million and $2.6 million in inventories in the quarter and six months ended June 30, 2002 compared to $2.9 million and $3.4 million in the same periods of 2001.

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

Engineering, Research and Development

Engineering, research and development expenses were $8.8 million in the second quarter of 2002, up 9.6% from $8.0 million in the comparable quarter last year. As a percentage of sales, these expenses increased to 42.8% in the second quarter, up from 36.6% in the same quarter of last year. For the first six months of 2002, these expenses were $16.8 million, up 0.3% from $16.7 million in 2001. As a percentage of sales, these expenses increased to 52.1% in the first six months, up from 27.0% in the same period last year. The increases for both periods, as a percentage of sales, were primarily due to lower sales volume in the second quarter and six months ended June 30, 2002. The increase in year over year spending resulted from increased outside service and consulting costs related to product development and other related costs.

During the current business cycle downturn, we intend to control discretionary expenses and continue to invest in our new product development programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $10.5 million in the second quarter of 2002, up 4.3% from $10.1 million in the comparable quarter last year. For the first six months of 2002, these expenses were $19.9 million, down 3.8% from $20.6 million in 2001. The increase in quarterly spending resulted from additional travel related to the move of our manufacturing facility to Singapore, increased depreciation on capital purchases due to the ERP implementation and increased headcount. The decrease in six months year over year spending was primarily due to reduced employee incentives and sales commissions and curtailed discretionary spending, offset by increased deprecation on capital purchases due to the ERP implementation.

Restructuring Charge

In October 2001, we approved a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. Approximately forty-one employees were designated for termination, and a restructuring charge of $0.4 million was recorded in the first quarter of 2002. As a result of the current business down turn, during the second quarter of 2002, an additional fourteen employees were designated for termination, and approximately thirty employees were terminated. An additional $0.3 million was recorded in the second quarter of 2002 for the additional employees. We anticipate further restructuring charges for workforce reduction, idled facilities and obsolete equipment as the move of the Company’s manufacturing operations to Singapore progresses to completion and when additional restructuring charges become quantifiable.

Interest Income

Interest income was $0.6 million for the second quarter of 2002 as compared to $2.0 million for the same quarter last year. For the first six months of 2002 and 2001, interest income was $1.4 million and $4.4 million, respectively. The decrease in interest income in both periods was due to declining interest rates and lower cash and short-term investment balances.

Income Taxes

We recorded a net tax benefit for the six months ended June 30, 2002 in the amount of $1.2 million. The $1.2 million benefit represents the current estimated state tax provision and additional refunds that we may claim on our 2001 tax return due to the change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002. Our provision for taxes for the six months ended June 30, 2001 was $16.2 million which represents foreign, state and withholding taxes and the establishment of a valuation allowance against net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents, short-term investments, and restricted cash were $132.3 million at June 30, 2002, a decrease of $2.8 million from $135.1 million at December 31, 2001.

Cash used in operating activities was $26.2 million during the first six months of 2002. This included a net loss of $32.7 million, offset by a decrease in operating assets of $1.9 million and non-cash charges to income of $4.5 million. The decrease in operating assets was due primarily to a decrease of $4.4 million in inventories due to increased sales to customers towards the end of the second quarter and an increase of $1.1 million in accounts payable due to the ramp up of inventory and supplies for the Singapore manufacturing facility. This was offset partially due to a decrease of $1.2 million in accrued liabilities primarily due to acceptance and payment received on deferred revenue, an increase of $1.8 million in accounts receivable due to increased sales towards the end of the quarter, and a $0.7 million decrease in deferred software revenue.

Cash provided by investing activities for the first six months of 2002 was $8.7 million due primarily to net investment maturities of $19.2 million. This was offset by an increase in capital expenditures of $7.8 million principally for network infrastructure and capitalized costs of implementing our ERP system as well as capitalized setup costs of the Singapore manufacturing facility and other assets of $2.7 million.

In June 2002, the Company completed a $35.5 million private placement of 5.25% convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $33.0 million. The convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 million shares of common stock at a conversion price of $13.332 per share. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002.

Additional cash provided by financing activities consisted of $1.2 million of proceeds from the sale of common stock under employee stock plans and $0.2 million borrowing on a bank loan in Japan. Our Japanese subsidiary has a credit facility with a total borrowing capacity of approximately $1.7 million (denominated in yen) with a Japanese bank. We placed a $2.0 million cash collateral with the U.S. branch of the Japanese bank to guarantee the credit facility. As of June 30, 2002, $1.3 million was outstanding under this credit facility which is used by our Japanese subsidiary to finance its working capital requirements.

In March 1997, we entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. In July 1998, the lease agreement was amended to provide a construction allowance. That amendment also extended the expiration date of the lease to July 1, 2003. The lease agreement was further amended and effective in June 2001, required a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of our common stock.

On August 9, 2002, the lease was further modified into a self-funding structure. Under this new structure, a third party funds 15% of the lease balance and we fund the remaining 85% through a loan to the lessor which will be included in notes receivable on our balance sheet. This amendment also included adjustments to the interest rate and certain restrictive covenants, which are effective as of June 30, 2002. Furthermore, the self-funding structure reduced the mandatory collateralization amount to $7.2 million, which is equal to the amount advanced by the third party and not self funded by us. That amount will be included in other assets as restricted cash. The monthly lease payments on the portion of the lease balance self-funded by us are based on the London Interbank Offering Rate (LIBOR). These amounts are equal to the interest payments due to us under the loan to the lessor. The monthly lease payments on the portion of the lease balance funded by the third party are based on LIBOR plus basis points, provided the mandatory collateralization amount remains the full $7.2 million advanced by the third party. At current interest rates, as amended, and based on the lease amount of approximately $48.3 million at June 30, 2002 (85%, or approximately $41.1 million, is to be funded by us, and 15%, or approximately $7.2 million, is to be funded by a third party), the annual lease payments are approximately $1.0 million, before giving effect to the offset of such payments against the payments due to us from the lessor under the self-funded loan made by us to the lessor.

At June 30, 2002, we were in compliance with the restrictive covenants contained in the amended lease agreement. Demand for our products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on our operating results. Although we believe we will be in compliance with the covenants through the remainder of the lease term, there can be no absolute assurance. In the event of non-compliance, we may seek to renegotiate the lease or purchase the land and buildings for the $48.3 million lease balance.

In connection with their ongoing consolidations project, the FASB issued an exposure draft (“ED”), Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51, in June 2002 for public comment. The exposure draft could substantially change the accounting for synthetic leases. The comment period on the ED will end on August 30, 2002 and the final guidance will become effective for Electroglas in its second fiscal quarter of 2003. The Company is currently assessing the impact of the Statement. If the final Statement is consistent with the ED, the Company may be required to consolidate the special purpose entity. Alternatively, the Company may exercise its purchase option under the terms of the lease and purchase the leased assets. This treatment would result in the Company recording the property and equipment at approximately $48.3 million. The Company’s notes receivable and cash collateral would be returned to the Company as cash or used to offset the purchase price of the properties. As a result of the purchase, depreciation expense would increase by approximately $2.0 to $3.0 million per year, and rent expense and interest income would decrease by approximately $1.0 million and $0.9 million, respectively, per year based on current interest rates. As a result of the notes receivable and cash collateral being returned to Electroglas, the Company does not expect the adoption of the ED to have an impact on its liquidity.

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. As of June 30, 2002, the Company has spent approximately $2.2 million for leasehold improvements and equipment to outfit this facility, and expects to spend approximately $2.2 million in the remainder of 2002.

Our principal source of liquidity as of June 30, 2002 consisted of $84.0 million of cash, cash equivalents, and short-term investments. Historically, we have generated cash in an amount sufficient to fund our operations. We anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for the foreseeable future, including our significant contractual obligations and commercial commitments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. The adoption of SFAS 144 did not have a significant impact on our financial statements.

In July 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for fiscal years beginning after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under the new rules, we will be required to recognize a liability when the liability is incurred rather than as of the date that we make a commitment to an exit or disposal plan. We are assessing the impact on the financial statements resulting from adoption of this Standard.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

Semiconductor industry downturns adversely affect Electroglas revenues and operating results. The Company’s business largely depends on capital expenditures by semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The timing, length and severity of the up-and-down cycles are difficult to predict and affect the Company’s ability to accurately forecast future revenues and expense levels. During a down cycle, the Company must be in a position to adjust its cost and expense structure to prevailing market conditions. Its ability to reduce expenses may be limited by the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive customer service and support. During periods of rapid growth, the Company must be able to increase manufacturing capacity and personnel to meet customer demand. There can be no assurance that these objectives can be met, which would likely materially and adversely affect the Company’s business and operating results.

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

Dependence on principal customers. For the years ended December 31, 2001, 2000 and 1999, five of the Company’s customers accounted for 39%, 56% and 52%, respectively, of its net sales. For the six months ended June 30, 2002, Cypress Semiconductor accounted for 17% of net sales. In 2001, STMicroelectronics accounted for 12% of net sales. In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively. In 1999, STMicroelectronics and IBM accounted for 19% and 14% of net sales, respectively. If one or more of the Company’s major customers ceased or significantly curtailed its purchases, it would likely have a material adverse effect on the Company’s results of operations.

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

Lease agreement and covenants. The Company has a five-year operating lease on its headquarters location expiring in 2003 as discussed in the notes of the consolidated financial statements. This lease agreement, as amended, requires the Company to maintain certain financial ratios and a minimum level of net worth and requires a full mandatory cash collateralization of $48.3 million. Demand for the Company’s products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on the Company’s operating results and there can be no assurance that the Company will continue to be in compliance with certain restrictive covenants. In the event of non-compliance, the Company has the option of renegotiating the lease, seeking waivers from its lenders, or purchasing the land and buildings for approximately $48.3 million. The Company believes its lenders will provide it with waivers, if necessary, or allow the Company to renegotiate the lease. Expectations of future operating results and continued compliance with the lease covenants cannot be assured and the Company’s lenders’ actions are not controllable by the Company. If the Company’s projections of future operating results are not achieved and/or it is deemed to have violated one of the lease covenants or declared to be in default under the lease, the Company would experience a material adverse impact on its reported financial position and results of operations could be negatively impacted.

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

Our international presence creates special risks. The Company has experienced growth in its international sales and operations. International sales accounted for 39% of the Company’s net sales for the six months ended June 30, 2002 and 51%, 53% and 38% of the Company’s net sales for 2001, 2000 and 1999, respectively. The Company expects international sales to continue to represent a significant percentage of net sales. The Company is subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect the Company's international sales and operations, including:

•	the imposition of government controls on the Company’s business and/or business partners;
•	fluctuations in the U.S. dollar, which could increase the foreign sales prices of the Company’s products in local currencies;
•	export license requirements;
•	restrictions on the export of technology;
•	changes in tariffs;
•	legal and cultural differences in the conduct of business;
•	difficulties in staffing and managing international operations;
•	longer payment cycles;
•	difficulties in collecting accounts receivable in foreign countries;
•	withholding taxes that limit the repatriation of earnings;
•	trade barriers and restrictions;
•	immigration regulations that limit the Company’s ability to deploy employees;
•	political instability;
•	the possibility of war being waged upon, by and/or between one or more countries where the Company does business; and
•	variations in effective income tax rates among countries where the Company conducts business.

Although these similar regulatory, geopolitical and global economic factors have not yet had a material effect on the Company’s operations, there can be no assurance that such factors will not adversely impact the Company’s operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries where the Company does business may not protect the Company’s intellectual property rights to the same extent as do the laws of the United States.

Manufacturing probers in Singapore. In January 2002, the Company announced plans to move prober manufacturing to Singapore to realize potential cost savings of 10% to 20% once full production is reached. The Company has recorded a restructuring charge of $0.7 in the six months of 2002 in connection with this move. There is no assurance the Company will realize cost savings and that expenses related to the move will not adversely affect operating results.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 23, 2002, the stockholders:

(1)	elected Curtis S. Wozniak as Class III director. He received 19,267,872 affirmative votes and 77,497 withheld votes. The following directors continued in office after the meeting: Curtis S. Wozniak, Roger D. Emerick, Robert J. Frankenberg, and Mel Friedman. John Osborne was appointed director on May 23, 2002.

(2)	ratified and approved the Company’s 2002 Employee Stock Purchase Plan, with 14,362,021 affirmative votes, 878,379 negative votes, and 859,047 abstentions.

(3)	ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2002, with 18,819,161 affirmative votes, 508,202 negative votes, and 18,006 abstentions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

DATE: August 13, 2002	BY:	/s/ Thomas E. Brunton

Thomas E. Brunton Chief Financial Officer, Principal Financial and Accounting Officer