Form 10-Q
period 2002-09-30
ELECTROGLAS INC
filed 2002-11-12
CIK 902281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ending September 30, 2002

Commission File Number 0-21626

ELECTROGLAS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0336101
(State of Incorporation)	(I.R.S. Employer Identification Number)

6024 Silver Creek Valley Road
San Jose, CA 95138
Telephone: (408) 528-3000
(Address of Principal Executive
Offices and Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes [X]     No [   ]

As of September 30, 2002, 21,237,000 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

FORWARD LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 5. RATIO OF EARNINGS TO FIXED CHARGES
ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q
SIGNATURES
EXHIBIT LIST
EXHIBIT 12.1
EXHIBIT 99.1
EXHIBIT 99.2

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Further restructuring charges for workforce reduction, idled facilities and obsolete equipment in connection with the move of our manufacturing facility to Singapore;

•	Our expectation that there will not be a significant technological change in our legacy products in the next eighteen months;

•	Our valuation of the inventory based on our rolling forecast beyond twelve months;

•	How demand for our products fluctuates with the semiconductor business cycles and is expected to continue to fluctuate from period to period;

•	Our intention to control discretionary expenses and continue investing in our new product development programs during the current business cycle downturn;

•	Our anticipation that our existing capital resources and cash flows generated from future operations will enable us to maintain our current level of operations, planned operations and planned capital expenditures for the foreseeable future, including our significant contractual obligations and commercial commitments;

•	Our ability to continue to collect our receivables without significant delays in payments or product concessions;

•	Our expectations regarding the number of additional layoffs and that the cost of additional layoffs in the fourth quarter of 2002 will be approximately $1.5 million to $2.0 million;

•	Our belief that we will be in compliance with the restrictive covenants contained in the amended lease agreement through the remainder of the lease term;

•	Our consideration of options available upon termination of the lease on July 1, 2003, including but not limited to a purchase of the land and buildings for the $48.3 million lease balance, a financing with a conventional mortgage after purchase, and a sale-leaseback arrangement;

•	Our expectation that FASB’s adoption of Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51, will not have an impact on our liquidity;

•	Our plan to perform a transitional impairment review of long-lived assets by the end of the fourth quarter for fiscal 2002;

•	Our expectation to continue to experience significant fluctuations in our quarterly results;

•	Our belief that we have and can maintain certain technological and other advantages over our competitors; and

•	Our expectation that international sales will continue to represent a significant percentage of net sales.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ELECTROGLAS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$11,731	$9,454	$43,931	$71,452
Cost of sales	11,012	9,574	41,498	51,204

Gross profit	719	(120)	2,433	20,248

Operating expenses:
Engineering, research and development	7,659	7,478	24,424	24,191
Selling, general and administrative	9,920	9,000	29,775	29,633
In-process research and development	—	—	—	281
Restructuring charges	663	—	1,331	—

Total operating expenses	18,242	16,478	55,530	54,105

Operating loss	(17,523)	(16,598)	(53,097)	(33,857)
Interest income	470	1,602	1,890	5,980
Gain on revaluation of warrants	2,264	—	2,264	—
Other income (expense), net	(956)	78	(700)	100

Loss before income taxes	(15,745)	(14,918)	(49,643)	(27,777)
Provision (benefit) for income taxes	15	(502)	(1,230)	15,692

Net loss	$(15,760)	$(14,416)	$(48,413)	$(43,469)

Basic and diluted net loss per share	$(0.75)	$(0.69)	$(2.30)	$(2.08)

Shares used in basic and diluted calculations	21,102	20,929	21,052	20,897

See accompanying Notes to Consolidated Condensed Financial Statements.

ELECTROGLAS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$44,756	$40,565
Short-term investments	21,092	46,219
Accounts receivable, net	12,571	12,053
Inventories	35,435	40,249
Prepaid expenses and other current assets	2,650	1,572

Total current assets	116,504	140,658
Restricted cash	7,245	48,300
Long-term lease receivable	41,055	—
Equipment and leasehold improvements, net	18,953	16,100
Goodwill, net	2,099	1,849
Other intangible assets, net	1,305	2,218
Other assets	9,388	4,746

Total assets	$196,549	$213,871

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$466	$1,171
Accounts payable	4,729	3,461
Accrued liabilities	13,623	16,829

Total current liabilities	18,818	21,461
Convertible subordinated notes	33,040	—
Non-current liabilities	11,819	12,594
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares: 1,000; none outstanding	—	—
Common stock, $0.01 par value; authorized shares: 40,000; issued and outstanding shares: 21,392 and 21,236	214	212
Additional paid-in capital	157,604	155,836
Retained earnings (deficit)	(22,284)	26,129
Accumulated other comprehensive loss	(366)	(65)
Cost of common stock in treasury: 155 shares	(2,296)	(2,296)

Total stockholders’ equity	132,872	179,816

Total liabilities and stockholders’ equity	$196,549	$213,871

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2001.

See accompanying Notes to Consolidated Condensed Financial Statements.

ELECTROGLAS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(48,413)	$(43,469)
Charges to income not affecting cash	5,535	5,818
Deferred income taxes	—	18,943
Changes in operating assets and liabilities	877	3,504

	(42,001)	(15,204)

Cash flows from investing activities:
Capital expenditures	(8,958)	(5,958)
Purchases of investments	(8,243)	(113,624)
Maturities of investments	32,865	140,269
Increase in restricted cash	—	(48,300)
Acquisition, net of cash acquired	—	(561)
Other assets	(2,307)	(521)

	13,357	(28,695)

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	32,615	—
Net payments of short-term borrowings	(1,171)	335
Sales of common stock	1,400	918

	32,844	1,253

Effect of exchange rate changes	(9)	(22)

Net increase (decrease) in cash and cash equivalents	4,191	(42,668)
Cash and cash equivalents, beginning of period	40,565	59,648

Cash and cash equivalents, end of period	$44,756	$16,980

Supplemental cash flow disclosures:
Gross proceeds from issuance of convertible subordinated notes	$35,500	—
Fees paid to placement agent	(2,485)	—
Fees paid in connection with debt offering	(400)	—

Net proceeds from issuance of convertible subordinated notes	$32,615	—

Non-cash flow disclosure
Long-term lease receivable	$41,055	—
Restricted cash	$(41,055)	—

Net adjustment	$—	—

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

Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

INVENTORIES

The following is a summary of inventories by major category (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$23,380	$23,812
Work in process	9,691	7,075
Finished goods	2,364	9,362

Total inventories	$35,435	$40,249

The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine inventory obsolescence and excess quantities, and reduces the value when appropriate.

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142), which was issued by the Financial Accounting Standards Board in July 2001. Under this standard, the Company ceased amortizing goodwill, assigned entirely to the EGsoft reporting unit, effective January 1, 2002. In addition, the Company reclassified assembled workforce and acquired customer list, which are no longer defined as acquired intangibles under SFAS 141, to goodwill. Accordingly, there was no amortization of assembled workforce or acquired customer list recognized during the three or nine months ended September 30, 2002. In the second quarter of fiscal 2002, in accordance with SFAS

142, the Company completed the transitional impairment test of goodwill as of January 1, 2002 and concluded that no impairment existed.

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill, assembled workforce and acquired customer list amortization (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss, as reported	$(15,760)	$(14,416)	$(48,413)	$(43,469)
Goodwill amortization	—	115	—	347
Assembled workforce amortization	—	12	—	35
Acquired customer list amortization	—	20	—	59

Adjusted net loss	$(15,760)	$(14,269)	$(48,413)	$(43,028)

Net loss per share, as reported	$(0.75)	$(0.69)	$(2.30)	$(2.08)
Goodwill amortization	—	0.01	—	0.02
Assembled workforce amortization	—	—	—	—
Acquired customer list amortization	—	—	—	—

Basic and diluted adjusted net loss per share	$(0.75)	$(0.68)	$(2.30)	$(2.06)

Shares used in basic and diluted calculations	21,102	20,929	21,052	20,897

Amortization expense for other intangible assets was $0.2 million and $0.7 million for the three and nine months ended September 30, 2002. The estimated annual amortization expense for other intangible assets is $0.9 million, $0.8 million, and $0.2 million for the years ended December 31, 2002, 2003, and 2004, respectively.

Other intangible assets subject to amortization were as follows (in thousands):

	September 30,	December 31,
	2002	2001

Licenses and other intellectual property	$2,440	$2,440
Assembled workforce	—	140
Acquired customer list	—	235
Developed technology	760	760

Gross intangible assets	3,200	3,575
Less accumulated amortization	(1,895)	(1,357)

Other intangible assets, net	$1,305	$2,218

NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator: Net loss	$(15,760)	$(14,416)	$(48,413)	$(43,469)

Denominator: Basic and diluted net loss per share — weighted average shares	21,102	20,929	21,052	20,897

Basic and diluted net loss per share	$(0.75)	$(0.69)	$(2.30)	$(2.08)

Options to purchase 3,826,177 shares of common stock were outstanding at September 30, 2002, but were not included in the computation of diluted net loss per share as the effect would be antidilutive. In connection with previous acquisitions, 112,000 shares of common stock were held in escrow as of September 30, 2002. These shares are subject to certain representations and warranties, and were not included in the computations of diluted net loss per share as the effect would be antidilutive.

LEASE AGREEMENTS

In March 1997, the Company entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. In July 1998, the lease agreement was amended to provide a construction allowance. That amendment also extended the expiration date of the lease to July 1, 2003. The lease agreement was further amended and effective in June 2001 required a mandatory collateralization of $48.3 million, which was included in other assets as restricted cash. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of the Company’s common stock.

On August 9, 2002, the lease was further modified into a self-funding structure. Under this new structure, third parties funded 15% of the lease balance and the Company funded the remaining 85% through a loan to the lessor, which is reflected as a long-term lease receivable on the Company’s balance sheet. This amendment also included adjustments to the interest rate and certain restrictive covenants, which are effective as of June 30, 2002. Furthermore, the self-funding structure reduced the mandatory collateralization amount to $7.2 million, which is equal to the amount advanced by the third parties and not self-funded by the Company. That amount is included in other assets as restricted cash on the Company’s balance sheet. The monthly lease payments on the portion of the lease balance self-funded by the Company are based on the London Interbank Offering Rate (LIBOR). These amounts are equal to the interest payments due to the Company on the loan to the lessor. The monthly lease payments on the portion of the lease balance funded by the third parties are based on LIBOR plus basis points, provided the mandatory collateralization amount remains at the full $7.2 million advanced by the third parties. Based on current interest rates and the lease balance of approximately $48.3 million at September 30, 2002, the total gross lease payments over the remainder of the lease term will be approximately $0.8 million. The Company is currently exploring options available upon termination of the lease on July 1, 2003, including but not limited to a purchase of the land and buildings for the $48.3 million lease balance, a financing with a conventional mortgage after purchase, and a sale leaseback arrangement.

At September 30, 2002, the Company was in compliance with the restrictive covenants contained in the amended lease agreement. Demand for the Company’s products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on the Company’s operating results. Although the Company believes that it will be in compliance with the covenants through the remainder of the lease term, there can be no absolute assurance. In the event of non-compliance, the Company may seek to renegotiate the lease or purchase the land and buildings for the $48.3 million lease balance.

In January 2002, the Company entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. As of September 30, 2002, the Company has spent approximately $3.3 million for leasehold improvements and equipment to outfit this facility.

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002 the Company issued $35.5 million in 5.25% convertible notes due 2007 and related warrants to purchase 714,573 shares of common stock. The convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 million shares of common stock at a conversion price of $13.662 per share. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002. At any time on or after June 21, 2005, the Company may redeem some or all of the notes at a specified target price and may be required to pay additional interest.

In connection with the issuance of the convertible notes the Company also issued warrants for the purchase of 714,573 shares of common stock that are exercisable at a price of $15.444 per share. The original value of the warrants was determined to be $2.6 million using the Black-Scholes option pricing model, with a volatility factor of 62%, a risk free interest rate of 4%, an expected term of 5 years with a fair value at $10.00. In accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and based on the registration rights agreement entered into in connection with the issuance of the notes and warrants, the value of the warrants were classified as a liability. The original value of the warrants is being accreted to interest expense over the term of the notes using the effective interest rate method. Upon registration of the warrants on September 16, 2002, the warrants were revalued using the Black-Scholes option pricing model, and were classified as equity. The revaluation of the warrants was determined to be $0.3 million using the Black-Scholes option pricing model, using a volatility factor of 62%, a risk free interest rate of 4% and an expected term of 5 years with a fair value at $3.02. This revaluation during the quarter ended September 30, 2002 resulted in a gain on revaluation of warrants of $2.3 million. If the price of the Company’s common stock exceeds the conversion price of the notes and the exercise price of the warrants, holders of the notes and warrants may convert the debt and exercise the warrants. The Company may force the conversion of all or a portion of the notes and warrants in certain circumstances.

On February 21, 2003, a beneficial conversion feature may be triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 is less than the conversion price. The Company will be required to reduce the conversion price of the notes to either 115% of the average market price, or 75% of the conversion price, which ever is greater. If these conditions are met, it will result in a charge to the Company’s results of operations. Based on the Company’s closing common stock price on September 30, 2002, this beneficial conversion feature would result in 866,150 additional common shares being issuable upon the conversion of the notes.

STOCKHOLDERS’ EQUITY

On May 23, 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 2,000,000 shares.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and nonowner changes during the period. These changes consist of unrealized gains (losses) on investments and foreign currency translation adjustments, which are included in stockholders’ equity. The following schedule summarizes the activity in comprehensive income (loss), net of related tax (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(15,760)	$(14,416)	$(48,413)	$(43,469)

Unrealized gain (loss) on investments	(64)	310	(298)	401
Foreign currency translation adjustments	14	(40)	(3)	(23)

Comprehensive income (loss)	$(15,810)	$(14,146)	$(48,714)	$(43,091)

The following schedule summarizes the components of accumulated other comprehensive income (loss), net of related tax (in thousands):

	September 30,	December 31,
	2002	2001

Unrealized gain on investments	$123	$421
Foreign currency translation adjustments	(489)	(486)

Accumulated other comprehensive income (loss)	$(366)	$(65)

The closure of the Company’s Japan office will likely result in a foreign currency translation loss, which will be recorded during the fourth quarter of 2002.

SEGMENT INFORMATION

The Company has three operating segments comprising its prober products, inspection products, and EGsoft businesses. The Company’s management has determined the operating segments based upon how the business is managed and operated. The Company evaluates performance and allocates resources based on operating income (loss), excluding unusual or infrequently occurring items. There are no significant inter-segment sales or transfers. The aggregated prober products and inspection products businesses, and the EGSoft products business are segments that are reportable based on the quantitative guidelines provided in SFAS 131. The following is a summary of the Company’s operating segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	Sales to		Sales to
	unaffiliated		unaffiliated
	customers	Operating loss	customers	Operating loss

2002
Prober and inspection products	$9,580	$(16,011)	$37,430	$(48,579)
EGSoft	2,151	(1,512)	6,501	(4,518)

Consolidated	$11,731	$(17,523)	$43,931	$(53,097)

2001
Prober and inspection products	$7,625	$(15,107)	$65,825	$(28,946)
EGSoft	1,829	(1,491)	5,627	(4,911)

Consolidated	$9,454	$(16,598)	$71,452	$(33,857)

RESTRUCTURING CHARGES

In January 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of its manufacturing operations to Singapore. Forty-one employees were terminated, and a restructuring charge of $0.4 million was recorded in the first quarter of 2002. During the second quarter of 2002, fourteen employees were designated for termination and thirty employees were terminated with a $0.3 million charge. As a result of the continued current business down turn, during the third quarter of 2002, a further twenty-one employees were designated for termination and forty-six employees were terminated with a charge of $0.1 million. The Company anticipates further restructuring charges for workforce reduction, idled facilities and obsolete equipment as the move of the Company’s manufacturing operations to Singapore progresses to completion and the resultant restructuring charges become quantifiable.

In September 2002, the Company announced plans to close its sales office in Japan. The Company anticipates that six employees will be terminated during the fourth quarter of 2002 as a result of the closure of this office. A restructuring charge of $0.5 million was recorded in the third quarter of 2002 for severance payments, legal and accounting fees incurred related to the closure, and write-down of assets held for disposal.

Details of the restructuring charges through September 30, 2002, which are included in accrued liabilities in the balance sheet, are as follows (in thousands):

	San Jose		Total
	Workforce	Japan Office	Restructuring
	Reduction	Closure	Charges

Restructuring charges — Q1	$360	$—	$360
Cash payments	—	—	—

Balance at March 31, 2002	$360	$—	$360
Restructuring charges — Q2	308	—	308
Cash payments	(431)	—	(431)

Balance at June 30, 2002	$237	$—	$237
Restructuring charges — Q3	116	547	663
Cash payments	(353)	—	(353)

Balance at September 30, 2002	$—	$547	$547

INCOME TAXES

The Company has recorded a net tax benefit for the nine months ended September 30, 2002 in the amount of $1.2 million. The $1.2 million benefit represents the current estimated state tax provision and additional refunds that the Company may claim on its 2001 tax return due to the change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002. The Company’s provision for taxes for the nine months ended September 30, 2001 was $15.7 million which represents foreign, state and withholding taxes and the establishment of a valuation allowance against its net deferred tax assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. The Company plans to perform an impairment review of long-lived assets by the end of the fourth quarter for fiscal 2002 and the impact, if any, will be reported in that quarter.

In July 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under the new rules, the Company will be required to recognize a liability when the liability is incurred rather than as of the date the Company makes a commitment to an exit or disposal plan. The Company is assessing the impact on the financial statements resulting from adoption of this Standard.

SUBSEQUENT EVENTS

As a result of the continued business down turn, in October 2002, an additional ninety-six employees were terminated. Severance for the layoffs during the fourth quarter of 2002 is expected to be approximately $1.5 million to $2.0 million.

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

Inventory valuation

We value our inventories at the lower of cost or market using the first-in, first-out method. We may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on our products, the timing of these changes and our estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. We typically use a rolling twelve-month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. We then consider current market conditions and the timing and impact of technological change. At September 30, 2002, as a result of the downturn that affected the entire semiconductor industry and as we do not expect significant technological change in our legacy products in the next eighteen months, we have valued inventory based on our rolling forecast beyond twelve months. If there is continued weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods.

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

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.9	101.3	94.5	71.7

Gross profit	6.1	(1.3)	5.5	28.3

Operating expenses:
Engineering, research and development	65.3	79.1	55.6	33.8
Selling, general and administrative	84.5	95.2	67.8	41.5
In-process research and development	—	—	—	0.4
Restructuring charges	5.7	—	3.0	—

Total operating expenses	155.5	174.3	126.4	75.7

Operating loss	(149.4)	(175.6)	(120.9)	(47.4)
Interest income	4.0	17.0	4.3	8.4
Gain on revaluation of warrants	19.3	—	5.2	—
Other income (expense), net	(8.1)	0.8	(1.6)	0.2

Loss before income taxes	(134.2)	(157.8)	(113.0)	(38.8)
Provision (benefit) for income taxes	0.1	(5.3)	(2.8)	22.0

Net loss	(134.3)%	(152.5)%	(110.2)%	(60.8)%

Net Sales

Net sales for the quarter ended September 30, 2002 were $11.7 million, a 24% increase from net sales of $9.5 million in the comparable quarter last year. Net sales for the first nine months of 2002 were $43.9 million, a 39% decrease from net sales of $71.5 million for the same period a year ago. The increase for the quarter ended September 30, 2002 as compared to the same period for 2001 was due primarily to higher system unit sales of our core prober business. The decrease for the nine months ended September 30, 2002 as compared to the same period for 2001 was due primarily to lower system unit sales of our core prober business as a result of the record downturn in the semiconductor industry. Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, our results of operations for the three and nine months ended September 30, 2002 may not necessarily be indicative of future operating results. Demand for our products has increased slightly in recent quarters but is expected to continue to fluctuate from period to period. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause our sales to fluctuate on a quarterly basis.

Net sales were comprised of prober and inspection systems, EGsoft products, and aftermarket sales consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses. Service revenue has been less than 10% of annual net sales. The components of net revenue are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Prober and inspection systems	$5,684	$3,237	$26,089	$46,116
EGsoft products	2,151	1,829	6,501	5,627
Aftermarket sales	3,896	4,388	11,341	19,709

Net sales	11,731	9,454	43,931	71,452

International sales, as a percentage of net sales, for the quarter ended September 30, 2002 were 63%, an increase from international sales of 35% in the comparable quarter last year. International sales, as a percentage of net sales, for the first nine months of 2002 were 44%, a decrease from international sales of 48% for the same period a year ago. During the current quarter and nine-month period for this year, the Company experienced weakness primarily in the North American region. Quarter over quarter, the increase in the percentage of international sales from the same period last year was due to an increase, in absolute dollars, in total Asian-Pacific regions and European sales, while North American sales declined. Year over year, the decrease in the percentage of international sales from the same period last year was due to a greater decline, in absolute dollars, in total North American sales, relative to the decline in Asian-Pacific region sales.

Gross Profit (Loss)

For the quarter and nine months ended September 30, 2002, gross profit (loss), as a percentage of sales, was 6.1% and 5.5% as compared to (1.3%) and 28.3% for the same periods last year. The increase in gross profit for the quarter ended September 30, 2002, was primarily due to lower write-downs in inventories in 2002 as compared to the prior year. The decrease for the nine months ended September 30, 2002, was primarily due to reduced unit sales volume and high factory fixed costs as a percentage of total costs. We incurred approximately $0.1 million and $1.3 million in costs related to the move of our manufacturing operations to Singapore in the quarter and nine months ended September 30, 2002, respectively. In addition, we periodically review the carrying value of our inventory by evaluating material usage and requirements to determine inventory obsolescence and excess quantities, and reduce the inventory value when appropriate. We wrote down $0.2 million and $2.9 million in inventories in the quarter and nine months ended September 30, 2002 compared to $0.8 million and $4.2 million in the same periods of 2001.

We believe that our gross profit will continue to be affected by a number of factors, including competitive pricing pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, the move of manufacturing to Singapore, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts as was experienced throughout 2001 and the first three quarters of 2002, which may result in excess inventory. Consequently, additional write-downs of inventories may be required, which may negatively impact gross profit in future periods.

Engineering, Research and Development

Engineering, research and development expenses were $7.7 million in the third quarter of 2002, up 2.4% from $7.5 million in the comparable quarter last year. As a percentage of sales, these expenses decreased to 65.3% from 79.1% in the same quarter of last year. The decrease in year over year quarterly spending as a percentage of sales was primarily due to fluctuations in sales volume. The increase in quarterly spending resulted from increased engineering development costs, offset by decreased consulting costs related to product development and reduced headcount.

For the first nine months of 2002, these expenses were $24.4 million, up 0.1% from $24.2 million in 2001 and as a percentage of sales these expenses increased to 55.6% from 33.8%. The increase in year over year spending as a percentage of sales, was primarily due to fluctuations in sales volume. The increase in year over year spending resulted from increased outside service and consulting costs related to product development and increased travel, offset by decreased engineering development expenses as well as reduced headcount.

During the current business cycle downturn, we intend to control discretionary expenses and continue to invest in our new product development programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative

Selling, general and administrative expenses were $9.9 million in the third quarter of 2002, up 10.2% from $9.0 million in the comparable quarter last year. For the first nine months of 2002, these expenses were $29.8 million, up 0.1% from $29.6 million in 2001. The increase in quarterly spending resulted from additional travel related to the move of our manufacturing facility to Singapore, increased depreciation on capital purchases due to the ERP implementation and outside services. The increase in spending for the nine month period ended 2002 compared to the same period for 2001 was primarily due to increased deprecation on capital purchases due to the ERP implementation as well as increased consulting services, offset by reduced employee incentives and sales commissions and curtailed discretionary spending.

Restructuring Charges

In January 2002, we announced a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. Forty-one employees were terminated, and a restructuring charge of $0.4 million was recorded in the first quarter of 2002. During the second quarter of 2002, fourteen employees were designated for termination and thirty employees were terminated with a $0.3 million charge. As a result of the continued current business down turn, during the third quarter of 2002, a further twenty-one employees were designated for termination, and forty-six employees were terminated with a charge of $0.1 million. We anticipate further restructuring charges for workforce reduction, idled facilities and obsolete equipment as the move of our manufacturing operations to Singapore progresses to completion and the resultant restructuring charges become quantifiable.

In September 2002, we announced plans to close our sales office in Japan. We anticipate that six employees will be terminated during the fourth quarter of 2002 as a result of the closure of this office. A restructuring charge of $0.5 million was recorded in the third quarter of 2002 for severance payments, legal and accounting fees incurred related to the closure, and write-down of assets held for disposal.

Interest Income

Interest income was $0.5 million for the third quarter of 2002 as compared to $1.6 million for the same quarter last year. For the first nine months of 2002 and 2001, interest income was $1.9 million and $6.0 million, respectively. The decrease in interest income in both periods was due to declining interest rates and lower cash and short-term investment balances.

Gain on revaluation of warrants

In September 2002, upon registration of the Company’s warrants, the warrants, which were initially valued at $2.6 million, were revalued using the Black-Scholes option pricing model to $0.3 million. This revaluation resulted in a gain on revaluation during the third quarter of $2.3 million.

Other income (expense), net

Other expense was $0.9 million and $0.7 million for the third quarter of 2002 and the first nine months of 2002, respectively, and primarily represents interest expense on the convertible subordinated notes.

Income Taxes

We recorded a net tax benefit for the nine months ended September 30, 2002 in the amount of $1.2 million. The $1.2 million benefit represents the current estimated state tax provision and additional refunds that we may claim on our 2001 tax return due to the change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002. Our provision for taxes for the nine months ended September 30, 2001 was $15.7 million which represents foreign, state and withholding taxes and the establishment of a valuation allowance against net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments were $65.8 million at September 30, 2002, a decrease of $21.0 million from $86.8 million at December 31, 2001.

Cash used in operating activities was $42.0 million during the first nine months of 2002. This included a net loss of $48.4 million, offset by a decrease in non-cash charges to income of $5.5 million and net operating assets of $0.9 million. Non-cash charges consisted primarily of $7.2 million depreciation and amortization and $0.6 million interest related to the convertible subordinated notes, offset by the $2.3 million gain on revaluation of warrants. The decrease in net operating assets was due primarily to a decrease of $4.8 million in inventories due to increased sales to customers towards the end of the third quarter, an increase of $1.3 million in accounts payable due to the ramp up of inventory and supplies for the Singapore manufacturing facility, and a $0.6 million loss on the disposal of equipment. This was offset partially due to a decrease of $3.0 million in accrued liabilities primarily due to acceptance and payment received on deferred revenue, a decrease of $1.0 million in income tax payable, an increase of $0.5 million in accounts receivable, and a $1.0 million decrease in deferred software revenue.

Cash provided by investing activities for the first nine months of 2002 was $13.4 million due primarily to net investment maturities of $24.6 million. This was offset by an increase in capital expenditures of $9.0 million principally for network infrastructure and capitalized costs of implementing our ERP system as well as capitalized setup costs of the Singapore manufacturing facility and other assets of $2.3 million.

In June 2002, we completed a $35.5 million private placement of 5.25% convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $33.0 million, less additional costs incurred of $0.4 million. The convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 million shares of common stock at a conversion price of $13.662 per share. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002. On February 21, 2003, a beneficial conversion feature may be triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 is less than the conversion price. We will be required to reduce the conversion price of the notes to either 115% of the average market price, or 75% of the conversion price, which ever is greater. If these conditions are met, it will result in a charge to our results of operations. Based on our closing common stock price on September 30, 2002, this beneficial conversion feature would result in 866,150 additional common shares being issuable upon the conversion of the notes.

Additional cash provided by financing activities consisted of $1.4 million of proceeds from the sale of common stock under employee stock plans and offset by $1.2 million payoff of a bank loan in Japan. Our Japanese subsidiary had a credit facility with a total borrowing capacity of approximately $1.7 million (denominated in yen) with a Japanese bank, which has been terminated due to the Japan office closure. We placed $2.0 million cash collateral with the U.S. branch of the Japanese bank to guarantee the credit facility. As of September 30, 2002, we paid off the outstanding balance and cancelled the credit facility.

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

On August 9, 2002, the lease was further modified into a self-funding structure. Under this new structure, third parties funded 15% of the lease balance and we funded the remaining 85% through a loan to the lessor, which is reflected as a long-term lease receivable on our balance sheet. This amendment also included adjustments to the interest rate and certain restrictive covenants, which are effective as of June 30, 2002. Furthermore, the self-funding structure reduced the mandatory collateralization amount to $7.2 million, which is equal to the amount advanced by the third parties and not self-funded by us. That amount is included in other assets as restricted cash on our balance sheet. The monthly lease payments on the portion of the lease balance self-funded by us are based on the London Interbank Offering Rate (LIBOR). These amounts are the same as the interest payments due to us on the loan to the lessor. The monthly lease payments on the portion of the lease balance funded by the third parties are based on LIBOR plus basis points, provided the mandatory collateralization amount remains at the full $7.2 million advanced by the third parties. Based on current interest rates, and the lease balance of approximately $48.3 million at September 30, 2002, the total gross lease payments over the remainder of the lease term will be approximately $0.8 million. We are currently exploring options available upon termination of the lease on July 1, 2003, including but not limited to a purchase of the land and buildings for the $48.3 million lease balance, a financing with a conventional mortgage after purchase, and a sale leaseback arrangement.

At September 30, 2002, we were in compliance with the restrictive covenants contained in the amended lease agreement. Demand for our products fluctuate with the semiconductor business cycles and is expected to continue to fluctuate from period to period. These fluctuations could have a negative impact on our operating results. Although we believe we will be in compliance with the covenants through the remainder of the lease term, there can be no absolute assurance. In the event of non-compliance, we may seek to renegotiate the lease or purchase the land and buildings for the $48.3 million lease balance.

In connection with their ongoing consolidations project, the FASB issued an exposure draft (“ED”), Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51, in July 2002 for public comment. The exposure draft could substantially change the accounting for synthetic leases. The comment period on the ED ended on August 30, 2002 and the final guidance is expected to become effective for us in the second fiscal quarter of 2003. We are currently assessing the impact of the Statement. If the final Statement is consistent with the ED, we may be required to consolidate the special purpose entity established for use in the synthetic lease transaction. Alternatively, we may exercise our purchase option under the terms of the lease and purchase the leased assets. This treatment would result in recording the property and equipment at approximately $48.3 million. The long-term lease receivable and cash collateral would be returned to us as cash or used to offset the purchase price of the properties. As a result of the purchase, depreciation expense would increase by approximately $2.0 to $3.0 million per year, and rent expense and interest income would decrease by approximately $1.0 million and $0.9 million, respectively, per year based on current interest rates. As a result of the long-term lease receivable and cash collateral being returned to us, we do not expect the adoption of the ED to have an impact on our liquidity.

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. As of September 30, 2002, the Company has spent approximately $3.3 million for leasehold improvements and equipment to outfit this facility.

Our principal source of liquidity as of September 30, 2002 consisted of $65.8 million of cash, cash equivalents, and short-term investments. Historically, we have generated cash in an amount sufficient to fund our operations. We anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for the foreseeable future, including our significant contractual obligations and commercial commitments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. We plan to perform an impairment review of long-lived assets by the end of the fourth quarter for fiscal 2002 and the impact, if any, will be reported in that quarter.

In July 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under the new rules, we will be required to recognize a liability when the liability is incurred rather than as of the date that we make a commitment to an exit or disposal plan. We are assessing the impact on the financial statements resulting from adoption of this Standard.

SUBSEQUENT EVENTS

As a result of the continued business down turn, in October 2002, an additional ninety-six employees were terminated. Severance for the layoffs during the fourth quarter of 2002 is expected to be approximately $1.5 million to $2.0 million.

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

Dependence on principal customers. For the years ended December 31, 2001, 2000 and 1999, five of the Company’s customers accounted for 39%, 56% and 52%, respectively, of its net sales. For the nine months ended September 30, 2002, Cypress Semiconductor accounted for 12% of net sales. In 2001, STMicroelectronics accounted for 12% of net sales. In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively. In 1999, STMicroelectronics and IBM accounted for 19% and 14% of net sales, respectively. If one or more of the Company’s major customers ceased or significantly curtailed its purchases, it would likely have a material adverse effect on the Company’s results of operations.

Highly competitive industry. The Company’s major competitors in the prober market segment are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”). The major competitor in the post fab inspection market segment is August Technologies. The main competitor in the process management software market segment is KLA-Tencor. Some of the Company’s competitors have greater financial, engineering and manufacturing resources than the Company as well as larger service organizations and long-standing customer relationships. The Company’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect the Company’s results of operations. Although the Company believes it has certain technological and other advantages over its competitors, maintaining and capitalizing on these advantages will require the Company to continue a high level of investment in engineering, research and development, marketing, and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make these investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages.

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

Our international presence creates special risks. The Company has experienced a decline in its international sales and operations. International sales accounted for 44% of the Company’s net sales for the nine months ended September 30, 2002 and 51%, 53% and 38% of the Company’s net sales for 2001,

2000 and 1999, respectively. The Company expects international sales to continue to represent a significant percentage of net sales. The Company is subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect the Company’s international sales and operations, including the imposition of government controls on the Company’s business and/or business partners; fluctuations in the U.S. dollar, which could increase the foreign sales prices of the Company’s products in local currencies; export license requirements; restrictions on the export of technology; changes in tariffs; legal and cultural differences in the conduct of business; difficulties in staffing and managing international operations; longer payment cycles; difficulties in collecting accounts receivable in foreign countries; withholding taxes that limit the repatriation of earnings; trade barriers and restrictions; immigration regulations that limit the Company’s ability to deploy employees; political instability; the possibility of war being waged upon, by and/or between one or more countries where the Company does business; and variations in effective income tax rates among countries where the Company conducts business.

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

Manufacturing probers in Singapore. In January 2002, the Company announced plans to move prober manufacturing to Singapore to realize potential cost savings of 10% to 20% once full production is reached. The Company has recorded a restructuring charge of $0.8 million for the nine months ended September 30, 2002 in connection with this move. There is no assurance that the Company will realize cost savings; however, expenses related to the move will adversely affect operating results.

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

Acquisitions. The Company may pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, which could materially adversely affect the Company’s profitability. The Company may experience charges such as goodwill or impairment charges related to future acquisitions. Current or future acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurances as to the effect thereof of these, or future, acquisitions on the Company’s business or operating results.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer or Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 5. RATIO OF EARNINGS TO FIXED CHARGES

     The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the nine months ended September 30, 2002 and each of the years 2001 through 1997.

Nine months ended
September 30, 2002	2001	2000	1999	1998	1997

(1)	(1)	14x	8.3x	(1)	(1)

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

(1)	We would have had to generate additional earnings for the nine months ended September 30, 2002 and the years ended December 30, 2001, 1998 and 1997 of $49.6 million, $41.6 million $34.2 million and $13.0 million respectively to achieve a ratio of 1:1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

     a.      Exhibits.

12.1	Statement of Computation of Ratios.

99.1	Certification of Curtis S. Wozniak, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

DATE:	November 12, 2002	BY:	/s/ Thomas E. Brunton

Thomas E. Brunton Chief Financial Officer, Principal Financial and Accounting Officer

ELECTROGLAS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Curtis S. Wozniak, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electroglas, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Curtis S. Wozniak

Curtis S. Wozniak Chief Executive Officer

ELECTROGLAS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Thomas E. Brunton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electroglas, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Thomas E. Brunton

Thomas E. Brunton Chief Financial Officer

EXHIBIT LIST

Exhibit
Number	Description

12.1	Statement of Computation of Ratios.

99.1	Certification of Curtis S. Wozniak, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.