Form 10-K
period 2002-12-31
ELECTROGLAS INC
filed 2003-03-28
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

As of June 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $211,700,000, based on the closing sale price as reported on the Nasdaq National Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

As of February 22, 2003, the Registrant had 21,340,519 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders, to be held on May 20, 2003, are incorporated by reference into Part III of this Form 10-K.

ELECTROGLAS, INC.

FORM 10-K

For the Year Ended December 31, 2002

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;

•	Our belief that we are among the largest suppliers of wafer probers worldwide;

•	Our expectation that international sales will continue to represent a significant percentage of net sales;

•	Our intention to capitalize on our strong customer base and technical skills to further broaden existing product lines in our core prober business through internally developed products;

•	Our intention to continue to strengthen our existing customer relationships by continuing to provide high levels of service and support;

•	Statements regarding a growing trend for semiconductor manufacturers to contract with other companies to perform their wafer sort operations;

•	Statements regarding the expected growth of flip-chip packaging as memory, SOC and other device types are required to operate at high speed and in tight spaces;

•	Our belief that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position;

•	Our belief that the requirement for automated inspection after the completion of the wafer manufacturing process, or post fab, is growing;

•	Our expectation that an emerging application for post fab inspection is the Micro Electro-Mechanical (MEMS) device market;

•	Our expectation to continue to invest in research and development of our wafer prober products and to anticipate and address technological advances in semiconductor processing;

•	Our intention to control discretionary expenses and continue investing in our new wafer prober product development programs during the current business cycle downturn;

•	Our expectation that engineering, research and development expenses for our Inspection Products Division and EGsoft Division will decrease in 2003 from 2002 levels;

•	Our anticipation that our existing capital resources and cash flows generated from future operations will enable us to continue our planned operations, and planned capital expenditures through the end of fiscal 2003, including our significant contractual obligations and commercial commitments;

•	Our belief that alternative sources of manufacturing or supplies exist or can be developed, if necessary;

•	Our belief that we compete favorably in our industry with respect to product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity;

•	Our belief that we are not currently involved in any legal actions that are material;

•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, the move of manufacturing to Singapore, and excess manufacturing capacity costs;

•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results;

•	Our ability to continue to collect our receivables without significant delays in payments or product concessions;

•	Our expectations regarding expected costs of further restructuring charges for workforce reduction, idled facilities and obsolete equipment as the move of our manufacturing operations to Singapore progresses to completion;

•	Our belief that our products do not infringe on the Lemelson patents, as described in the subsection “Factors that May Affect Results and Financial Condition, Patents and other intellectual property” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	Our belief that the ultimate resolution of various lawsuits and claims that are filed against the Company in the ordinary course of business will not have a material adverse effect on the Company’s financial statements; and

•	Our valuation of our inventory based on our rolling forecast.

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Factors that May Affect Results and Financial Condition” and are based on information available to us on the date hereof. We assume no obligation to update any forward looking-statement or statements. Actual results, performance or outcomes may differ from current expectations. The reader should also consult the cautionary statements and risk factors listed from time to time in our Reports on Forms 10-Q, 8-K and our 10-K.

PART I

Item 1.    Business

Overview

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to test semi-conduction wafers for quality and to improve their productivity and control their processes, optimizing manufacturing efficiency. We were formed on April 1, 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock, or IPO, on July 1, 1993, we assumed the assets and liabilities of the Electroglas division in the asset transfer. Following our IPO, we commenced operations as an independent corporation. We, through our predecessors, have been in the semiconductor equipment business for more than 40 years. We believe we are among the largest suppliers of wafer probers worldwide, having sold over 15,000 wafer probers.

We have also been involved in the development, manufacture, marketing, and servicing of semiconductor wafer inspection products and process management software products as a result of two acquisitions we completed in 1997. In May 1997, we acquired Sunnyvale, California-based Knights Technology, Inc., or Knights. In December 1997, we acquired Albany, Oregon-based Techné Systems, Inc. (renamed Electroglas Inspection Products). In January 2001, we acquired Statware Inc., of Corvallis, Oregon, or Statware, to further expand our product offerings in the process management area and in November 2001, we combined the operations of Knights, Statware and the networking software section of the prober operations into a single operating division, called EGsoft. As of December 2002, we were organized into three operating divisions, the Prober Products Division, or PPD, Inspections Products Division and EGsoft. In January 2003, we reorganized the three operating divisions into one consolidated business unit combining the resources of all three divisions.

Additional information about Electroglas is available on our web site at www.electroglas.com. Electroglas makes available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities Exchange Commission, or the SEC. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Industry Background

Semiconductor devices are fabricated by repeating a complex series of process steps on a substrate, or wafer, that is usually made of silicon. These wafers measure from 75mm to 300mm, or 3 to 12 inches, in diameter. Wafers are typically sent through a series of 100 to 400 process steps. A finished wafer consists of many integrated circuits, each referred to as a “device” or “die” or “chip”, the number depending on the area of the circuits and the size of the wafer. Manufacturers have increasingly utilized larger diameter wafers to achieve more cost-effective production. The move to 300mm, 12 inch, wafers began in 2000. The manufacture of semiconductor devices is very capital intensive. A typical state of the art facility, usually called a “wafer fab”, will cost more than $2 billion. The purchase of semiconductor manufacturing equipment and spare parts, the integration of such equipment into production lines, and the training of employees on a particular supplier’s equipment require significant expenditures by semiconductor manufacturers.

Wafer Probing

A wafer prober successively positions each die on the wafer so that the electrical contact points, or pads, on the die align under and make contact with probe pins, which are located on a probe card mounted on the wafer prober. The probe card, which is generally custom made by other suppliers for the specific device being tested, is connected to a test system, also supplied by other suppliers, which performs the required parametric or functional test. Parametric testing is performed during the wafer fabrication process, referred to as “in-line testing,” and at the completion of the wafer fabrication process, referred to as “end-of-line testing,” to measure electrical parameters that verify the reliability of the wafer fabrication process. Functional testing is performed after the completion of wafer fabrication to identify devices that do not conform to particular electrical specifications or performance criteria. This process is typically called “wafer sort.” Wafers often go through several wafer probing steps during the manufacturing process.

Automatic wafer probers are primarily used during this “wafer sort” process, which occurs after the fabrication steps are completed and before the separation and packaging of each individual device. Wafer probers are also increasingly used during in-line parametric testing. In-line testing requires special equipment features such as cleanroom compatibility and low-noise electrical measurement capability, as tests are carried out during the fabrication process. This testing is done to verify the quality of the manufacturing process while wafers are in an unfinished state where corrective action can occur. A small number of probers are also used for research and development, and quality and process control applications. We estimate, based upon our experience, that wafer sort applications represent approximately 85% of the market for automatic wafer probers. The remaining 15% is divided between in-line and end-of-line testing and laboratory applications.

There is a growing trend for semiconductor manufacturers to contract with other companies to perform their wafer sort operations. These contract test companies, typically called “test houses”, perform the wafer testing service and often provide assembly and packing services as well.

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

Post-fab Wafer Inspection

Wafers typically undergo an optical inspection step before they are sent from the wafer sort operation to final assembly. This step identifies die with physical defects that may have passed electrical test, but are at risk of failure after the devices have been packaged. Sorting die both optically and electrically improves product reliability while avoiding the cost of packaging marginal die. Optical inspection on the sort floor is also used after wafer probe to determine whether the probe tips caused bond-pad damage. Wafer inspection tools automate this process of defect identification, defect classification, and feedback control processes. The tools can analyze each individual die on each wafer for defects and process excursions, identify the type of defect or pattern anomaly, measure the defect or anomaly, and pass the quantitative results to both upstream and downstream production machines. The requirement for automated inspection after the wafer manufacturing process is complete, or post fab is growing. Both the cost of manual inspection and the changing technologies of the packaging process are driving the need for more detailed inspection and process control in the post-fab environment.

Lightweight, portable electronic devices are driving the growth of new flip-chip packaging technologies. Unlike conventional packaging which uses fine gold wires to electrically connect the semiconductor chip to its package, flip-chips utilize gold or solder bumps that are deposited onto bonding pads on the chip surface. The chips are then “flipped” into packages or directly onto printed circuit boards. Flip-chips take up much less space than conventional chips, and due to the elimination of the gold wires, flip-chip packages generally operate at higher speeds. The use of flip-chip packaging is expected to grow rapidly as memory, SOC and other device types are required to operate at high speed and in tight spaces. Wafer bumping is an expensive process, and the cost of flip chip packaging can be very high. Bumps that are deformed, missing, and oversized or undersized will cause the failure of flip-chip devices. To avoid the cost of packaging defective chips, semiconductor manufacturers are turning to automated wafer inspection systems. Automated inspection systems must be able to inspect every bump on every wafer in order for semiconductor manufacturers to control their wafer bumping processes and screen out defective chips prior to probing and packaging.

An emerging application for post-fab inspection is the Micro Electro-Mechanical Systems (MEMS) device market. MEMS devices are miniaturized electromechanical devices such as switches, accelerometers, pressure sensors and inkjet printheads, which are fabricated using semiconductor manufacturing techniques. These MEMS devices need optical inspection to verify the small structures fabricated into the device.

Process Management Software

Software plays an important role in the IC manufacturing process. Capital and operating costs of a fabrication facility are very high so semiconductor manufacturers are seeking ways to improve overall equipment efficiency (OEE), optimize yield and provide plant-wide integration. Manufacturers are seeking a total integrated software infrastructure to produce, correlate, manage, and analyze data throughout the production process. In a wafer sort area, network software is increasingly being used to manage wafer information, product specific recipes and equipment information. Yield, or the percentage of good die that can be realized from a wafer, is a critical factor in determining the profitability of a production line, and often the semiconductor manufacturer as a whole. Therefore, efforts to maximize the yield of each product line have become a key engineering priority at these companies. This has led to a growing need for tools that monitor and analyze defects. Also, as defect problems are brought under control, there is an increased emphasis on operational efficiency.

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

Historically, much of the software used in this market is developed in-house by the engineering group responsible for yield or through a dedicated software development group. This results in highly customized solutions that are inflexible and expensive to maintain. Many organizations are now looking to third-party providers of both standard and customizable solutions to lower their support costs, maximize their engineers’ productivity and increase the overall functionality of their analysis tools.

Our Strategy

We are a major supplier of wafer probers due to a combination of strengths, including a large installed base, advanced technical capabilities, close relationships with the leading manufacturers of integrated circuits, a broad line of high quality products, and a well-established, highly qualified distribution organization. Building on these capabilities, our strategy is comprised of the following key elements:

•	Focus on wafer prober technological innovation. We are currently refocusing our efforts on our core business, wafer probing technology. As the semiconductor industry is in a major transition from 200mm wafers to 300mm wafers, we have invested heavily in research and development to add features and functionality to our 200mm wafer prober products as well as develop an entirely new, advanced wafer probing platform for the 300mm era. In addition, we have invested heavily to develop advanced networking software and applications to allow our wafer prober customers to more effectively manage their wafer sort operations. We expect to continue to invest in research and development of our wafer prober products to anticipate and address technological advances in semiconductor processing, and decrease our investments and efforts relating to our semiconductor wafer inspection products and our product management software products.

•	Expand our core wafer prober product lines. We intend to capitalize on our strong customer base and technical skills to further broaden existing product lines in our core prober business through internally developed products.

•	Maintain strong customer relationships. We have long-standing relationships with our customers and intend to continue to strengthen our existing customer relationships by continuing to provide high levels of service and support. Our development of products and product enhancements is market-driven. Engineering, sales and management personnel collaborate with customer counterparts to determine customers’ needs and specifications.

•	Emphasize quality products. We believe we have a strong reputation in providing high-quality products. We were chosen as one of the “10 Best” test and measurement equipment manufacturers for nine of the last ten years in an annual customer survey conducted by VLSI Research, Inc. We have received quality awards from our customers and the SEMATECH Partnering for Total Quality award. We have a company-wide quality program and received International Organization for Standardization (ISO) 9002 Certification in 1997 and ISO 9001 Certification in 2000. Our new Singapore manufacturing facility was ISO Certified in 2002 to the new ISO 9001/2000 Standard and ISO 14000 Environmental Standard.

Products

Wafer Probers

Horizon 4000 Series:     The 4090u (4090micro) and the 4090u Fast Probe are our primary offerings in the Horizon 4000 Series of wafer probers. This product line is positioned to satisfy high-volume semiconductor manufacturing applications for 200mm and smaller wafers. The Horizon 4000 Series provides many advanced automation capabilities, including automatic probe-to-pad-alignment, in-process inspection and optical character recognition, or OCR. The systems can also be configured with a temperature-controlled chuck top, providing the ability to precisely maintain a customer-selected wafer temperature during testing. The 4090u prober also offers an integrated mini-environment and clean air system to provide a class 1 probing environment. The 4090u Fast Probe uses special technologies to reduce the system stepping time in applications where the die are very small and there is a very large number of devices on a wafer. In 2001, we released a new version of our EGCommander software, which runs under the Window-NT operating system. The user interface features color graphics, touch screen programming, probing recipes, control maps, and real-time maps. The Horizon 4000 Series probers feature a distributed multiple processor architecture to maximize productivity and expandability.

The EG4/200:     Introduced in 1999, the EG4/200 is targeted at high-end probing applications for 200mm wafers. The EG4/200 utilizes a unique “probe-centered z-drive” to provide very low deflections, even under extremely high probe forces. This is important when testing multi-site or high pin count devices. The EG4/200 retains many of the features of the Horizon 4000 series probers such as a linear motor and an air-bearing positioning system. The EG4/200 uses the EGCommander system software, which runs under the Windows-NT operating system.

EG5/300:     Introduced in 1999, the EG5/300 is a new generation of wafer prober from Electroglas. It is targeted at the emerging 300mm wafer probing market. The EG5/300 utilizes a completely new system architecture that allows for faster and more accurate probing over the larger wafer sizes. Closed loop motion control and linear motors ensure precise wafer positioning over a wide range of temperatures and operating conditions. A modular design allows for configuration flexibility to meet the diverse needs of the emerging 300mm market. A new version of the EG5/300 system, named the Argos, was introduced in 2001. The Argos model provides what we believe is the highest accuracy capabilities available in the auto prober market. The EG5/300 uses the EGCommander system software, which runs under the Windows-NT operating system.

EG5/300e and EG4/200e:     The EG5/300e, introduced in December 2000, and the EG4/200e, introduced in July 2001, are targeted at the parametric test (“e-test”) segment of the wafer probe market. The EG5/300e, based on the EG5/300, is targeted at the emerging 300mm market. The EG4/200e, based on the EG4/200 platform addresses the 200mm market. Both systems incorporate patented technology licensed from our partner, Cascade Microtech, Inc. This technology allows extremely precise, low-level electrical measurements to be made at the wafer level. This type of electrical measurement performance is becoming increasingly critical for advanced sub-micron semiconductor processes.

Pathfinder:     Introduced in 2002, the Pathfinder system is designed to meet the unique test handling requirements of the Known Good Die (KGD) and Chip-scale package markets. The Pathfinder system features a unique material handling system that can handle and position wafers and packages after they have been sawn (“diced”). Special alignment techniques are used to compensate for the variability inherent in these sawn wafers and packages.

Software Products

Our collaborative manufacturing software tools deliver new ways of leveraging the Internet and process management technologies. These tools allow semiconductor manufacturers to convert data to corrective action at any level—from the process cell to the entire manufacturing enterprise. We offer semiconductor makers a software infrastructure that spans from IC design-for-manufacturing to final test. This software infrastructure enables our customers to manage their fabs and wafer sort operations more efficiently, to speed product cycles, and to improve yield and profitability. Our products include: Collaborative Process Management Tools, Design for Manufacturing software (CADNav, Merlin), Fab Solutions (YieldManager, LCD-YM), and Test Floor Solutions (SORTnet, SORTmanager).

Wafer Inspection Products

The QuickSilver series of automated wafer inspection products are designed for inspection of wafers in the post fab environment. These products feature advanced technologies such as Time Delay Integration, or TDI imaging and dedicated image processing systems that allow for high-speed acquisition of complex images of the wafer surface. This high-speed image acquisition allows the QuickSilver system to be used in production applications, inspecting every die on every wafer. The QuickSilver system can be configured for several different inspection applications including solder bump, gold bump, surface defect, and probemark inspection. An important capability of QuickSilver is the ability to quickly train the system to identify defects in new products, review inspection results and automatically classify defects. The QuickLook process visualization station is offered to provide these capabilities in an off-line mode, allowing users to get maximum utilization of their QuickSilver inspection system.

Engineering, Research and Development

The market for semiconductor manufacturing equipment is characterized by continuous technological development and a high rate of product innovation. We believe that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position. For example, we devoted a significant portion of our personnel and financial resources to engineering, research and development programs for our wafer prober product line to continue a high level of development for 200mm wafer probers as well as to develop an entirely new platform for 300mm wafer probers. In addition, we have invested in new product areas such as wafer inspection and software. We use our close relationships with key customers to make product improvements that respond to such customers’ needs.

Engineering, research and development expenses were $31.6 million, $31.6 million and $28.3 million in 2002, 2001 and 2000, respectively, or 55.2%, 37.3% and 12.6% of net sales, respectively. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement. It is expected that these expenses will decrease in absolute dollars in 2003 from 2002 levels.

Marketing, Sales and Service

We sell our products directly to end-users through both a direct sales force and independent representatives as well as use distributors in certain geographies. We generally sell product on net 30-day terms to most customers. Other, primarily foreign, customers are required to deliver a letter of credit typically payable upon product delivery. We generally warrant our products for a period of up to 12 months from shipment for material and labor repair. Installation and certain training is customarily included in the price of the product. Our field engineers provide customers with call out repair and maintenance services for a fee. Customers may enter into repair and maintenance service contracts covering our products. For a fee, we train customer employees to perform routine service. Telephone consultation services are generally provided free of charge.

We maintain sales and service offices in strategic locations throughout the United States. In Europe, we maintain sales and service offices in France and Germany and in Asia, offices in the People’s Republic of China, Singapore and Taiwan. As of December 31, 2002, we employed 148 people worldwide in sales, service, applications, logistics, technical support, and customer service.

Customers

We sell our products to leading semiconductor manufacturers throughout the world. In 2002, STMicroelectronics and Cypress Semiconductor accounted for 13% and 11% of net sales. In 2001, STMicroelectronics accounted for 12% of net sales. In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively.

International sales represented 48%, 51% and 53% of our net sales in 2002, 2001 and 2000, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

Manufacturing and Suppliers

Our assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished prober and inspection systems, spares and upgrades configured to customer specifications. We schedule production based upon firm customer commitments and anticipated orders during the planning cycle. In January 2002, we announced plans to move prober manufacturing from San Jose, California to Singapore to reduce product cost. In addition to rapid product innovation, our wafer prober market is subject to significant price competition and cost reduction is required. As of December 2002, the majority of the manufacturing of our high-volume prober systems had completely transferred to our Singapore manufacturing facilities. Certain of the components and subassemblies included in our products are obtained from a single source. However, we believe that alternative sources exist or can be developed.

Quality control is maintained through the assembly and test process, with documented instructions and test procedures and final inspection for all manufactured equipment prior to shipment. We train all of our employees in basic quality skills and regularly participate in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. We are ISO 9001 Certified.

Backlog

Our backlog was $14.0 million as of December 31, 2002 and $22.6 million as of December 31, 2001. Our backlog consists of product orders for which a customer purchase order has been received and which is scheduled for shipment or is earned within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. Due to possible changes in product delivery schedules and cancellation of product orders and because our sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Backlog also includes deferred revenue comprised of products shipped (but not recognizable as revenue per our revenue recognition policy), maintenance revenue that is being amortized over twelve months or less, and services earned or to be performed within the next year.

Competition

The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, price, service and technical support, product improvements, established relationships with customers and product familiarity. We believe that our products compete favorably with respect to each of these factors.

Our major competitors in the prober market segment are Tokyo Electron Limited, or TEL, and Tokyo Seimitsu, or TSK. The major competitors in the post fab inspection market segment are August Technologies and Robotic Vision Systems Inc., or RVSI. The main competitors in the process management software market segment are KLA-Tencor and Brooks Automation. Most of our competitors have greater financial, engineering and manufacturing resources than we have, as well as larger service organizations and long-standing customer relationships. We cannot assure you that levels of competition in our particular product market will not intensify or that our technological advantages will be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. For a more detailed discussion of the competition we face, see “Factors that May Affect Results and Financial Condition.”

Patents, Trademarks, Copyrights and Other Intellectual Property

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees, rather than on patents, trademarks and copyrights. Nevertheless, we have a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of our ongoing research, development and manufacturing activities. We own various patents and have applied for additional patent protection in the United States and abroad for the technology in our products. We also have several registered United States and international trademarks. We maintain unregistered copyrights on our software and typically maintain the source code for our products as a trade secret.

We also rely upon trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees. There can be no assurance, however, that others will not independently gain information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets. For a more detailed discussion regarding risks related to our intellectual property, see “Factors that May Affect Results and Financial Condition.”

Employees

As of December 31, 2002, we employed 469 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 2.     Properties

In the first quarter of 2000, we consolidated our executive office, manufacturing, engineering, and research and development operations into an approximately 260,000 square foot facility located in San Jose, California. This space is under a lease expiring in March 2003, with monthly rent payments based on the London Interbank Offering Rate, or LIBOR. At current interest rates and based on the lease amount of $48.3 million at December 31, 2002, the remaining gross lease payments approximate $0.2 million. On January 28, 2003, we gave notice to the lessor electing an early designated sale date and completed the purchase of the facility in March 2003. The long-term lease receivable and cash collateral were used to fund the purchase price. The property and equipment, including closing costs, were recorded at approximately $37.2 million. We are currently occupying 66% of the facility, and 34% is available for lease. See Note 11, Commitments and Contingencies.

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. In August 2000, we entered into a six-year lease agreement in Mumbai, India for 4,000 square feet with an annual lease payment of approximately $0.5 million, increasing at 15% per year.

Item 3.     Legal Proceedings

We are not currently involved in any legal actions that we believe are material. From time to time, however, we may be subject to various claims and lawsuits by customers, suppliers, competitors, and employees arising in the normal course of business, including suits charging infringement or violations of antitrust laws. Such suits may seek substantial damages and, in certain instances, any damages awarded would be trebled.

Some customers using certain of our products have received a notice of infringement from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. Certain of these customers have notified us that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from us for some damages or expenses resulting from this matter. We have in turn notified our suppliers that, in the event, it is subsequently determined that our customers are determined to infringe and that we are responsible for any associated costs and fees, that it may seek reimbursement for the resultant costs and fees. We believe that our products do not infringe the Lemelson patents. Certain of our customers are currently engaged in litigation with Lemelson involving 17 of its patents, and the validity of those patents has been placed in issue. The trial ended in January 2003, post trial briefs will be reviewed and it is expected that a decision will be made during the second half of 2003. In the future, it is possible that our participation in the litigation may be required. We may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation on our business. To the best of our knowledge, Lemelson has not asserted that we may be liable for infringing its patents.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2002.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Prices for Common Stock

Our common stock is traded on the Nasdaq National Market System under the symbol “EGLS.” The following table sets forth for the periods indicated the actual high and low sales prices per share of common stock as reported on the Nasdaq National Market System:

Fiscal Year	2002		2001
	High	Low	High	Low
1st Quarter	$18.35	$14.49	$19.13	$14.69
2nd Quarter	18.03	9.63	17.70	14.38
3rd Quarter	9.25	1.75	17.55	12.00
4th Quarter	2.63	1.15	16.09	12.12

On February 22, 2003, the closing price of our common stock was $1.18.

We have never declared or paid cash dividends on the shares of common stock and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. As of February 22, 2003, we had approximately 8,000 shareholders of record.

Item 6.     Selected Financial Data

On December 3, 1999, the SEC Staff issued Staff Accounting Bulletin (SAB 101), “Revenue Recognition in Financial Statements.” The SEC Staff addressed several issues in SAB 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. In connection with our adoption of SAB 101, we recorded a non-cash charge of $2.0 million, or ($0.09) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year 2000. Our revenue recognition policies are disclosed in Note 1 to our Consolidated Financial Statements.

	Years ended December 31,
In thousands, except per share data	2002	2001	2000	1999	1998
Selected consolidated financial data
Net sales	$57,135	$84,662	$225,529	$126,695	$101,599

Gross profit (loss)	(3,223)	21,232	107,520	57,795	33,724
Engineering, research and development	31,552	31,552	28,336	26,865	30,538
Sales, general and administrative	39,180	38,890	42,430	29,667	33,334
In-process research and development	—	281	—	—	—
Restructuring charges	4,613	—	—	—	—
Impairment charges	1,879	—	—	—	9,578

Operating income (loss)	(80,447)	(49,491)	36,754	1,263	(39,726)
Interest income (expense), net	2,261	7,639	9,976	6,347	5,580
Gain on revaluation of warrants	2,264	—	—	—	—
Other income (expense), net	(1,850)	214	(403)	(176)	(53)

Income (loss) before income taxes (1)(3)	(77,772)	(41,638)	46,327	7,434	(34,199)
Provision (benefit) for income taxes (2)(3)	(4,141)	16,431	3,854	1,858	(2,614)

Income (loss) before cumulative effect of change in accounting principle	(73,631)	(58,069)	42,473	5,576	(31,585)
Cumulative effect of change in accounting principle, net of $0 tax	—	—	(2,029)	—	—

Net income (loss)	$(73,631)	$(58,069)	$40,444	$5,576	$(31,585)

Basic net income (loss) per share before cumulative effect of change in accounting principle	$(3.49)	$(2.78)	$2.06	$0.28	$(1.62)
Cumulative effect of change in accounting principle	—	—	(0.10)	—	—

Basic net income (loss) per share	$(3.49)	$(2.78)	$1.96	$0.28	$(1.62)

Shares used in basic calculations	21,068	20,910	20,616	19,591	19,437

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$(3.49)	$(2.78)	$2.01	$0.27	$(1.62)
Cumulative effect of change in accounting principle	—	—	(0.09)	—	—

Diluted net income (loss) per share	$(3.49)	$(2.78)	$1.92	$0.27	$(1.62)

Shares used in diluted calculations	21,068	20,910	21,104	20,278	19,437

Pro forma amounts assuming the accounting change for SAB 101 is applied retroactively (unaudited):
Net income (loss)			$42,473	$5,160	$(32,377)
Basic net income (loss) per share			$2.06	$0.26	$(1.67)
Diluted net income (loss) per share			$2.01	$0.25	$(1.67)
Working capital	$77,560	$119,197	$215,629	$165,731	$136,643
Total assets	173,180	213,871	291,430	202,191	184,241
Short-term borrowings	—	1,171	1,232	1,624	566
Convertible subordinated notes	33,169	—	—	—	—
Total stockholders’ equity	108,045	179,816	234,029	177,338	167,667

(1)	Net loss for 2002 includes a $1.9 million pretax charge for impaired long-lived assets, $4.6 million restructuring charges related to the move of our manufacturing operations to Singapore as well as headcount reductions due to the change in market conditions, and an $8.1 million write-down of inventory, partially offset by a $2.3 million gain on revaluation of warrants.
(2)	Net loss for 2001 includes a charge of $15.6 million relating to the revaluation of our deferred tax assets.
(3)	Net loss for 1998 includes a $9.6 million pretax charge for impaired technology and intangibles related to previous acquisitions and an $8.1 million charge related to the revaluation of our deferred tax assets.

Unaudited Quarterly Consolidated Financial Data

Our fiscal year end is December 31. Our fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, we have indicated that our quarters end on March 31, June 30 and September 30.

	Quarter
In thousands, except per share data	First	Second	Third	Fourth
2002 Net sales	$11,670	$20,530	$11,731	$13,204
Gross profit (loss)	451	1,263	719	(5,656)
Net loss	(14,848)	(17,805)	(15,760)	(25,218)
Basic and diluted net loss per share	(0.71)	(0.85)	(0.75)	(1.19)

2001 Net sales	$40,079	$21,919	$9,454	$13,210
Gross profit (loss)	15,155	5,213	(120)	984
Net loss	(2,158)	(26,895)	(14,416)	(14,600)
Basic and diluted net loss per share	(0.10)	(1.29)	(0.69)	(0.70)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

General:     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, allowance for doubtful accounts, and minority equity investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the audit committee.

Revenue recognition:     We recognize revenue on the sale of our semiconductor manufacturing equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions and when we are assured of our ability to collect from our customer. We sell to an industry that is highly cyclical with periods of high demand and significant oversupply. The companies in the semiconductor equipment manufacturing industry continue to consolidate as they are faced with rapidly increasing capital requirements and expensive technological change (our top five customers accounted for 41% and 39% of sales in fiscal years 2002 and 2001). In recognizing revenue we make certain assumptions and estimates, namely: for our legacy products, we recognize revenue upon product shipment or delivery on the basis that we have a legally enforceable claim on payment and for our newer products, we recognize revenue upon signed customer acceptance. With respect to the assumption of collectibility from our customers, we assume, based on past history, that we will continue to collect our receivables from them without significant delays in payments or product concessions, despite the fact that they have larger financial size relative to us and despite our dependence on them in a heavily concentrated industry.

We recognize revenue on software licenses upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. For contracts with multiple obligations (e.g., maintenance, unspecified upgrades), we allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us, or for products not being sold separately, the price established by management. We recognize revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period.

Inventory valuation:     We value our inventories at the lower of cost or market using the first-in, first-out method. We may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on our products, the timing of these changes and our estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. Beginning in 2002, we are using a rolling twelve month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. In the prior year, we used a rolling eighteen month forecast period in our inventory valuation calculations based on our expectations of a turn around in the demand for semiconductor test equipment in 2002. We reduced the forecast period to twelve months due to our continued uncertainties in the forecasts of the prober and test sections of the semiconductor equipment industry. If there is continued weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. Due to continued weak demand, we have not extended our forecast period for our inventory valuation calculations as of December 31, 2002.

Long-lived assets:     We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our market share. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record additional asset write-downs in the future.

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

Minority equity investments:     We have two minority equity investments in non-publicly traded companies that are recorded at the original cost less reductions for impairment in value. In determining if and when certain minority equity investment’s decline in value below cost is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments accounted for at cost. When we believe such a decline to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. For securities that do not have a readily determinable market price, we compare the net carrying amount of our cost method investments to similar equity securities with quoted prices when possible after giving effect to differences in risk premiums, estimated future cash flows, and other factors influencing the market value of the securities. When comparisons to quoted securities are not practical, we estimate the fair value based on recent sales and purchases of similar unquoted equity securities, independent appraisals, or internally prepared appraisals to estimate the fair value.

Results of Operations

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Years ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	105.6	74.9	52.3

Gross profit (loss)	(5.6)	25.1	47.7
Operating expenses:
Engineering, research and development	55.2	37.3	12.6
Sales, general and administrative	68.6	46.0	18.8
In-process research and development	—	0.3	—
Restructuring charges	8.1	—	—
Impairment charges	3.3	—	—

Total operating expenses	135.2	83.6	31.4

Operating income (loss)	(140.8)	(58.5)	16.3
Interest income (expense), net	3.9	9.0	4.4
Gain on revaluation of warrants	4.0	—	—
Other income (expense), net	(3.2)	0.3	(0.2)

Income (loss) before income taxes	(136.1)	(49.2)	20.5
Provision (benefit) for income taxes	(7.2)	19.4	1.7

Income (loss) before cumulative effect of change in accounting principle	(128.9)	(68.6)	18.8
Cumulative effect of change in accounting principle, net of $0 tax	—	—	(0.9)

Net income (loss)	(128.9)%	(68.6)%	17.9%

Net Sales

Net sales were $57.1 million in 2002, down 32.5% from $84.7 million in 2001. Net sales were $84.7 million in 2001, down 62.5% from $225.5 million in 2000. These decreases were due primarily to lower system unit sales of our core prober business as a result of the record downturn in the semiconductor industry as customers continued to curtail their capital spending in response to persisting excess production capacity conditions as well as a decrease in our market share for prober products. Historically, the semiconductor and semiconductor equipment industries have been cyclical. These conditions adversely impacted our sales for the last two years and are expected to continue during 2003. We continue to have limited visibility with respect to the level of orders for the coming quarters.

Net sales are comprised of prober and inspection systems, EGsoft products, and aftermarket sales consisting primarily of service, spare parts and upgrades in support of the prober and inspection businesses. Service revenue has been less than 10% of annual net sales. The components of net sales are as follows:

	Years ended December 31,
In thousands	2002	2001	2000
Prober and inspection systems	$33,893	$53,108	$189,575
EGsoft products	8,413	8,501	8,486
Aftermarket sales	14,829	23,053	27,468

Net sales	$57,135	$84,662	$225,529

International sales represented 48%, 51% and 53% of net sales for the years 2002, 2001 and 2000, respectively. The decrease in the percentage of international sales in 2002 from 2001 was primarily due to a decrease in European sales relative to the decline in North American sales. During 2002 and 2001, we experienced weakness across all of our major geographic regions. The decrease in the percentage of international sales in 2001 from 2000 was due to a greater decline in European and Asian-Pacific region sales relative to the decline in North American sales. French sales included in international sales represented 10%, 14% and 20% of our net sales in 2002, 2001 and 2000, respectively. Sales to Japan were denominated in Japanese yen. Sales to the rest of Asia and Europe were primarily denominated in United States dollars, except for France where the invoiced currency was a mix of the United States dollar and the Euro. We anticipate that international sales will continue to be a significant portion of sales in 2003.

Gross Profit (Loss)

Gross profit (loss) was (5.6)%, 25.1% and 47.7% in 2002, 2001 and 2000, respectively. The decrease in gross profit in 2002 compared to 2001 was due primarily to reduced unit sales volumes and high factory fixed costs as a percentage of total costs related to the move of our manufacturing operations to Singapore in 2002. In addition, we wrote down inventories by $8.1 million, $6.7 million and $2.7 million in 2002, 2001 and 2000, respectively. We periodically review the carrying value of our inventories by evaluating material usage and requirements to determine inventory obsolescence and excess quantities, and reduce the inventory value when appropriate. The write down in fiscal 2002 increased over 2001 as outlooks for demand in semiconductor equipment in the current cyclical downturn continued to be weak. We generally warrant our products for a period of twelve months and accrue the estimated cost of warranty upon shipment. In 2002, due to the transfer of certain manufacturing capabilities to Singapore, the accrued liability for estimated cost of warranty was increased by $0.6 million from the previous year. In 2001, due to a 62% decrease in net sales, the accrued liability for estimated cost of warranty was reduced by $1.3 million from the previous year.

We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, the move of manufacturing to Singapore, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts as was experienced throughout 2001 and 2002, which may result in excess inventory. Consequently, additional write-downs of inventories may be required, which may negatively impact gross profit in future periods.

Engineering, Research and Development

Engineering, research and development, or ER&D expenses were 55.2%, 37.3% and 12.6%, as a percentage of sales, for 2002, 2001 and 2000, respectively. ER&D expenses were $31.6 million in 2002 and 2001. The increase as a percentage of sales was primarily due to lower sales volume and to the transition from 200mm to 300mm wafers. While ER&D spending was the same in total for both years, in 2002 there were increases in outside service and consulting costs related to product development and increased travel, offset by decreased engineering development and reduced headcount related expenses. In 2001, ER&D expenses were $31.6 million, up 11.3% from $28.3 million in 2000. This increase, as a percentage of sales, was primarily due to lower sales volume in 2001, and the increase in year over year spending resulted from increased prototype expenses in 2001 related to new product development programs, as well as increased personnel costs.

During the current business cycle downturn, we intend to control discretionary expenses and continue investing in selective new wafer prober product development programs. However, we expect engineering, research and development expenses for our Inspection Products Division and EGsoft Division to decrease in 2003 from 2002 levels in absolute dollar value. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement, including expenses for tailoring our products to conform to customer requirements.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses were 68.6%, 46.0% and 18.8%, as a percentage of sales, in 2002, 2001 and 2000, respectively. In 2002, SG&A expenses were $39.2 million, up 0.7% from $38.9 million in 2001. This increase was primarily due to increased promotional and trade show expenses, partially offset by reduced employee costs and sales commissions because of reduced year over year headcount levels. In 2001, SG&A expenses were $38.9 million, down 8.3% from $42.4 million in 2000. This decrease was primarily due to reduced employee incentives and sales commissions, mandatory vacations and curtailed discretionary spending.

In-process Research and Development

In-process research and development was $0.3 million in 2001. This charge in 2001 resulted from the write-off of in-process research and development costs in the acquisition of Statware, Inc.

Restructuring Charges

In January 2002, we announced a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. During the first three quarters of 2002, 111 employees were designated for termination and 102 employees were terminated with a $1.3 million charge recorded for severance costs.

As a result of the continued semiconductor equipment downturn, and to better align our cost structure with the market demand for our products, we announced further cost reduction plans in October 2002. During the fourth quarter of 2002, a further 117 employees were designated for termination, and ninety-four employees were terminated with a charge of $1.8 million recorded for severance costs.

In September 2002, we announced plans to close our sales office in Japan. Six employees were designated for termination and five were terminated during the fourth quarter. A restructuring charge of $0.6 million was recorded for severance payments, legal and accounting fees incurred related to the closure, and write-down of assets.

In October 2002, we announced the closing of additional offices in Europe and Asia. Thirty-two employees were designated for termination, and twenty-three were terminated as a result of these closures. A restructuring charge of $0.9 million was recorded for severance payments, legal and accounting fees incurred related to the closures, write-down of assets held for disposal, and other costs.

We anticipate further restructuring charges in 2003 for workforce reduction, idled facilities and obsolete equipment as the move of our manufacturing operations to Singapore progresses to completion, and based on economic conditions. As the semiconductor industry is highly cyclical and our business largely depends on capital expenditures by semiconductor manufacturers, the timing, length and severity of the up-and-down cycles are difficult to predict and affects our ability to accurately forecast future revenues and expense levels. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions, which could therefore require us to have additional layoffs, and incur additional restructuring charges. If this situation occurs, these restructuring costs will materially affect our normal cash flows.

Impairment Charges

As a result of our assessment of current market conditions and their related effect on our business plan, we concluded that there were indications of impairment of our long-lived assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed an impairment test, which compared each division’s net book values with the expected undiscounted cash flows from these assets, which consisted primarily of property and equipment and non-current assets. The cash flows over the estimated remaining useful lives of these assets were not sufficient to recover the net book value of these assets. We obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $1.5 million to write the carrying value of certain fixed assets and non-current assets held for use in the Prober Division down to their estimated fair values.

In 2002, we also recorded $0.4 million related to the write-down of our long-term investment in NanoNexus.

Although we do not anticipate that we will be required to record additional impairment charges, the semiconductor industry is highly cyclical and the severity of these cycles is difficult to predict. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions, which could therefore require us to record additional impairment charges.

Interest Income (Expense), Net

Interest income (expense), net was $2.3 million, $7.6 million and $10.0 million in 2002, 2001 and 2000, respectively. The year over year decreases were principally due to declining interest rates and lower average yearly cash and short-term investment balances.

Gain on Revaluation of Warrants

In June 2002, we completed a $35.5 million private placement of 5.25% convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. In September 2002, upon registration of our notes, warrants, and the shares of common stock into which the notes and warrants are convertible, the warrants, which were initially valued at $2.6 million and classified as a liability, were revalued using the Black-Scholes option pricing model to $0.3 million and reclassified to equity. This revaluation resulted in a gain on revaluation of $2.3 million. Upon registration of the notes, warrants, and shares of common stock into which the notes and warrants are convertible, the re-measured value of the warrants was reclassified to permanent equity and accordingly will not be required to be revalued subsequently.

Other Income (Expense), Net

Other income (expense), net was ($1.9) million, $0.2 million, and ($0.4) million in 2002, 2001 and 2000, respectively. In 2002, this amount consisted primarily of interest expense on the convertible notes. In 2001, the amount consisted primarily of rental income from a facilities sublease offset by foreign exchange losses. In 2000, the amount consisted primarily of foreign exchange losses.

Provision (Benefit) for Income Taxes

The income tax benefit was $4.1 million in 2002 as compared to income tax provisions of $16.4 million and $3.9 million in 2001 and 2000, respectively. The 2002 income tax benefit primarily resulted from a $1.2 million additional refund due to a change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002 and a $2.7 million reversal of previously recorded income tax reserves for tax years up to and including 1998 relating principally to changes in estimates of these tax reserves. Realization of our deferred tax assets depends on us generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and amount of such realization, our management concluded that a full valuation allowance of $74.1 million was required at December 31, 2002. The tax provision of $16.4 million in 2001 increased over the tax provision of $3.9 million in 2000 primarily because of the establishment of a full valuation allowance against our total net deferred tax assets.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $58.2 million at December 31, 2002, a decrease of $28.6 million from $86.8 million at December 31, 2001.

Cash used in operating activities was $54.9 million for the year 2002. This included a net loss of $73.6 million, offset by non-cash charges of $10.2 million and a decrease in net operating assets of $8.5 million. Non-cash charges consisted primarily of $10.0 million depreciation and amortization, $1.9 million of impairment charges, a $1.5 million loss on disposal of equipment, $0.5 million realized foreign exchange loss on the closure of our Japan office, partially offset by the $2.3 million gain on revaluation of warrants and a $1.4 million decrease in deferred software revenue. The decrease in net operating assets was due primarily to a decrease of $0.3 million in accounts receivable, a decrease of $8.0 million in inventories due to increased inventory write-downs, and an increase of $0.6 million in accounts payable. This was partially offset by a decrease of $0.4 million in accrued liabilities primarily due to acceptance and payments received on deferred revenue.

Cash provided by investing activities was $17.3 million due primarily to net investment maturities of $23.2 million and proceeds from disposal of assets of $0.3 million. This was offset partially by an increase in capital expenditures of $6.1 million principally for network infrastructure and capitalized costs of implementing our Enterprise Resource Planning (ERP) system as well as capitalized setup costs of the Singapore manufacturing facility and other assets of $0.1 million.

In June 2002, we completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. Annual interest payments are $1.9 million, and will result in a charge to interest expense until the end of the term of the notes. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which is triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 is less than the conversion price. On February 21, 2003, this feature was triggered. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price will also result in a $1.0 million non-cash charge to interest expense in our first quarter fiscal 2003 results of operations.

Additional cash provided by financing activities consisted of $1.4 million of proceeds from the sale of common stock under employee stock plans offset by the $1.2 million payoff of a bank loan in Japan. Our Japanese subsidiary had a credit facility with a total borrowing capacity of approximately $1.7 million (denominated in yen) with a Japanese bank, which has been terminated due to the Japan office closure. We placed $2.0 million cash collateral with the U.S. branch of the Japanese bank to guarantee the credit facility. During the third quarter of 2002, we paid off the outstanding balance and cancelled the credit facility.

In March 1997, we entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. In July 1998, the lease agreement was amended to provide a construction allowance. That amendment also extended the expiration date of the lease to July 1, 2003. The lease agreement was further amended and effective in June 2001, required a mandatory collateralization of $48.3 million, which was included in restricted cash on our balance sheet. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of our common stock.

On August 9, 2002, the lease was further modified into a self-funding structure. Under this new structure, third parties funded 15% of the lease balance and we funded the remaining 85% through a loan to the lessor, which is reflected as a long-term lease receivable on our balance sheet. This amendment also included adjustments to the interest rate and certain restrictive covenants, which were effective as of June 30, 2002. Furthermore, the self-funding structure reduced the mandatory collateralization amount to $7.2 million, which is equal to the amount advanced by the third parties and not self-funded by us and is included in restricted cash on our balance sheet. The monthly lease payments on the portion of the lease balance self-funded by us are based on the London Interbank Offering Rate, or LIBOR. These amounts are the same as the interest payments due to us on the loan to the lessor. The monthly lease payments on the portion of the lease balance funded by the third parties are based on LIBOR plus basis points, provided the mandatory collateralization amount remains at the full $7.2 million advanced by the third parties. Based on current interest rates, and the lease balance of approximately $48.3 million at December 31, 2002, the total gross lease payments over the remainder of the lease term will be approximately $0.2 million.

In December 2002, we received a fair market appraisal of our San Jose campus of $37.0 million, $11.3 million less than the guaranteed residual lease value of $48.3 million. Under EITF 96-21, “Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities,” beginning on the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease. Because we provided the lessor with a notice electing an early-designated sale date to purchase of the leased assets in March 2003, the gross lease payments have been calculated over the remaining four months of the lease. Accrual of a deficiency by a lessee is required regardless of whether the lessee expects to exercise a purchase or renewal option at the end of the lease term. Thus, we began amortizing the $11.3 million deficiency with a $2.8 million charge to rent expense in December 2002. An additional $8.5 million charge to rent expense will be reflected in the 2003 first quarter financials.

At December 31, 2002, we were in compliance with all but one of the restrictive covenants contained in the amended lease agreement. As a result, we requested and received a waiver to the covenant for the remaining term of the lease agreement from the third-party lenders. On January 28, 2003, we provided the lessor with a notice electing an early-designated sale date and we completed the purchase of the leased assets in March 2003. The long-term lease receivable and cash collateral were used to fund the purchase price. The property and equipment, including closing costs, were recorded at approximately $37.2 million. As a result of the purchase, depreciation expense will increase by approximately $0.9 million per year, and rent expense and interest income will decrease by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates.

In connection with their ongoing consolidations project, the FASB issued FASB No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, in January 2003. For pre-existing transactions, the consolidation requirements generally become operative in the third quarter of 2003. Because we completed the purchase of the property in March 2003, we have concluded that FASB No. 46 does not have an impact on our current or future financial statements.

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. As of December 31, 2002, we spent approximately $3.3 million for leasehold improvements and equipment to outfit this facility.

Our principal source of liquidity as of December 31, 2002 consisted of $58.2 million of cash, cash equivalents, and short-term investments. Historically, we have generated cash in an amount sufficient to fund our operations. We anticipate that our existing capital resources and cash flow generated from future operations will enable us to continue our planned operations and our planned capital expenditures through the end of fiscal 2003, including our significant contractual obligations and commercial commitments as shown in the table below. However, we may need to raise additional funds in the foreseeable future to fund our operations. If our stock price and trading volume remain at current levels or decrease, or if business conditions in our core prober business do not improve, additional funds would probably not be available to us on favorable terms and might not be available at all. If unavailable, our ability to run our business could be impaired.

		Payments Due by Period
In thousands	Total	1 year	2-3 years	4-5 years	Over 5 years
Operating leases	$7,372	$2,674	$3,109	$1,503	$86
Inventory purchase commitments	1,240	1,240	—	—	—
Purchase of San Jose campus	37,212	37,212	—	—	—
Interest payments on convertible subordinated notes	8,388	1,864	3,728	2,796	—

Total cash obligations	$54,212	$42,990	$6,837	$4,299	$86

Impact of Recently Issued Accounting Pronouncements

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

In connection with their ongoing consolidations project, the FASB issued FASB No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, in January 2003. For pre-existing transactions, the consolidation requirements generally become operative in the third quarter of 2003. Because we completed the purchase of our San Jose, California property in March 2003, we do not expect the adoption of FASB No. 46 to have a material impact on our financial statements.

In November 2002, the FASB released FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 establishes new disclosure and liability recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 31, 2002. We have adopted the disclosure provisions, and the full adoption of FIN 45 is not expected to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure—an amendment of SFAS No. 123” (SFAS 148). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In additional, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for our fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal 2003. We continue to account for stock-based compensation using APB 25 and have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. The adoption of SFAS 148 is not expected to have a material impact on our financial position or results of operations.

In December 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for the Company for fiscal 2004 and could have an impact on revenue recognition of future sales transactions.

Factors that May Affect Results and Financial Condition

Semiconductor industry downturns adversely affect our revenues and operating results.     Our business largely depends on capital expenditures by semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The timing, length and severity of the up-and-down cycles are difficult to predict and affect our ability to accurately forecast future revenues and expense levels. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by the need to invest in the engineering, research and development, and marketing required to penetrate targeted markets and maintain extensive customer service and support. During periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. There can be no assurance that these objectives can be met, which would likely materially and adversely affect our business and operating results.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price.     We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected.     We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products, particularly those related to implementation of our strategy to become a process management tool provider. As a result, we expect to continue to make investments in engineering, research and development. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers, markets related to the growth in the use of flip chips, and the market for process management software will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations.

Our results of operations will be negatively impacted if one or more of our major customers stops purchasing or significantly reduces the purchasing of our products.    For the years ended December 31, 2002, 2001 and 2000, five of our customers accounted for 41%, 39% and 56%, respectively, of our net sales. In 2002, STMicroelectronics and Cypress Semiconductor accounted for 13% and 11% of net sales. In 2001, STMicroelectronics accounted for 12% of net sales. In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively. If one or more of our major customers ceased or significantly curtailed its purchases, it would likely have a material adverse effect on our results of operations.

If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected.    Our major competitors in the prober market segment are Tokyo Electron Limited, or TEL, and Tokyo Seimitsu, or TSK. The major competitors in the post fab inspection market segment are August Technologies and Robotic Vision Systems Inc., or RVSI. The main competitors in the process management software market segment are KLA-Tencor and Brooks Automation. Some of our competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our results of operations. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service and support. We can not assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages. For further discussion regarding the competition we face, see “Business — Competition.”

Our outstanding convertible debt may create an impediment to, or a reduction in value to our stockholders from, a sale or merger of the company; may be required to be repaid if not converted prior to its maturity; and may, if converted, result in additional dilution to holders of our Common Stock, all of which may adversely affect the value of our Common Stock.    In June 2002, we issued $35.5 million in convertible notes and related warrants. The notes entitle the holders to convert the notes into an aggregate of 3,464,598 shares of our Common Stock at a conversion price of $10.2465 per share, significantly in excess of recent trading prices of our Common Stock. In connection with the issuance of the notes, we also issued warrants for the purchase of 714,573 shares of our Common Stock that are exercisable at a price of $15.4440 per share, also significantly in excess of recent trading prices of our Common Stock. In certain circumstances we may force the conversion of all or a portion of the notes and may also redeem the notes. However, unless prior to June 2005 the price of our Common Stock exceeds at least $15.3698 per share, we cannot cause the automatic conversion of the notes and we will be obligated to pay the notes in full at maturity. We may voluntarily redeem the notes between June 2005 and June 2007 for an aggregate redemption price of as high as approximately 36.2 million plus accrued interest. In addition, unless waived or renegotiated, we are obligated to pay the holders of the notes an amount equal to $37.3 million plus accrued interest in the event of a sale, merger or other change in control of the Company.

Because of the challenges we face in the Japanese market segment, we cannot assure you we will successfully penetrate that market.    We believe that competing Japanese companies in the prober market segment have a competitive advantage because they dominate the Japanese market segment, comprised of semiconductor fabrication facilities located in Japan and those located outside Japan that are controlled by Japanese companies. We have found it difficult to penetrate the large Japanese market, which represents a significant percentage of the worldwide wafer prober market. While Japanese semiconductor manufacturers in recent years have begun to build semiconductor fabrication facilities outside Japan, we have not yet had significant sales into such facilities. Further, Japanese semiconductor manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers. These licenses typically include a recommendation to use wafer probers and other semiconductor equipment manufactured by Japanese companies. In particular, we may be at competitive disadvantage with respect to the Japanese semiconductor capital equipment suppliers who have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. We cannot assure you that we will be able to establish a significant presence in or ever compete successfully in the Japanese market segment. In addition, to the extent that the slowdown in the Japanese market segment has left our Japanese competitors with excess inventory or excess capacity, they may offer substantial discounts on their products, increasing pricing pressure in both the Japanese market segment and elsewhere. Furthermore, the weakness of the yen compared to the dollar may exacerbate this situation.

If we do not successfully protect our intellectual property, our business could be negatively impacted.     Our success depends in significant part on our intellectual property. While we attempt to protect our intellectual property through patents, copyrights and trade secrets, we believe that our success will depend more upon innovation, technological expertise and distribution strength. There can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. No assurance can be given that the claims allowed on any patents we hold will be sufficiently broad to protect our technology. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with competitive advantages.

Some customers using certain of our products have received a notice of infringement from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. Certain of these customers have notified us that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from us for some damages or expenses resulting from this matter. We have in turn notified our suppliers that, in the event, it is subsequently determined that our customers are determined to infringe and that we are responsible for any associated costs and fees, that it may seek reimbursement for the resultant costs and fees. We believe that our products do not infringe the Lemelson patents. Certain of our customers are currently engaged in litigation with Lemelson involving 17 of its patents, and the validity of those patents has been placed in issue. The trial ended in January 2003, post trial briefs will be reviewed and it is expected that a decision will be made during the second half of 2003. In the future, it is possible that our participation in the litigation may be required. We may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation on our business. To the best of our knowledge, Lemelson has not asserted that we may be liable for infringing its patents.

Disruptions or termination of some of our key sources of supplies could damage our customer relations and harm our business.     We use numerous suppliers to supply components and subassemblies for the manufacture and support of our products and systems. While we make reasonable efforts to ensure that such components and subassemblies are available from multiple suppliers, this is not always possible. Although we seek to reduce our dependence on these limited source suppliers, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on our results of operations and damage customer relationships. Moreover, a prolonged inability to obtain certain components, or a significant increase in the price of one or more of these components, could have a material adverse effect on our business, financial condition and results of operations.

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.    We have experienced a decline in our international sales and operations. International sales accounted for 48%, 51% and 53% of our net sales for 2002,

2001 and 2000, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

•	the imposition of government controls on our business and/or business partners;

•	fluctuations in the U.S. dollar, which could increase our foreign sales prices in local currencies;

•	export license requirements;

•	restrictions on the export of technology;

•	changes in tariffs;

•	legal and cultural differences in the conduct of business;

•	difficulties in staffing and managing international operations;

•	longer payment cycles;

•	difficulties in collecting accounts receivable in foreign countries;

•	withholding taxes that limit the repatriation of earnings;

•	trade barriers and restrictions;

•	immigration regulations that limit our ability to deploy employees;

•	political instability;

•	war and acts of terrorism; and

•	variations in effective income tax rates among countries where we conduct business.

Although these and similar regulatory, geopolitical and global economic factors have not yet had a material adverse effect on our operations, there can be no assurance that such factors will not adversely impact our operations in the future or require us to modify our current business practices. In addition, the laws of certain foreign countries where we do business may not protect our intellectual property rights to the same extent as do the laws of the United States.

If we do not realize cost savings from moving the manufacture of our probers to Singapore, our business and results of operations will be negatively impacted.    In January 2002, we announced plans to move prober manufacturing to Singapore to realize potential cost savings of 10% to 20% once full production is reached. We have recorded a restructuring charge of $1.3 million for 2002 in connection with this move. We cannot assure you that we will realize cost savings; however, expenses related to the move will adversely affect operating results.

Our business will be harmed if we cannot hire and retain key employees.    Our future success partly depends on our ability to retain key personnel. We also need to attract additional skilled personnel in all areas to grow our business. While many of our current employees have many years of service us, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future.

Future acquisitions could have a negative impact on our business and operating results.    We may pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions by us may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, which could materially adversely affect our profitability. We may experience charges such as goodwill or impairment charges related to future acquisitions. Current or future acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurances as to the effect thereof of these, or future, acquisitions on our business or operating results.

Possible volatility of common stock price.     The market price of our Common Stock could fluctuate significantly in response to variations in quarterly operating results and other factors such as announcements of technological innovations or new products by us or by our competitors, government regulations, developments in patent or other property rights, and developments in our relationships with our customers. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic conditions, and specific conditions in the semiconductor industry may adversely affect the market price of our Common Stock.

Our Charter documents and Shareholders Rights Plan, as well as Delaware Law, could make it difficult for a third party to acquire us.    Our Shareholders Rights Plan and certain provisions of our Certificate of Incorporation and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in our control. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of our Common Stock. Such provisions may also inhibit fluctuations in the market price of our Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in our control. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. We have no current plans to issue any Preferred Stock.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2002, our cash equivalents, restricted cash, and short-term investments consisted primarily of fixed income securities. We maintain a strict investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.6 million. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio.

In thousands, except percentages	Maturity in 2003	Fair Value at December 31, 2002
Cash equivalents and restricted cash	$39,847	$39,847
Average rate	3.29%	—
Short-term investments	$22,358	$22,428
Average rate	3.57%	—

Foreign Currency Exchange Rate Risk

We believe that our current foreign exchange exposure in all international operations is not material to our consolidated financial statements. We believe the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations. Accordingly, we do not use derivative financial instruments to hedge our current foreign exchange exposure. For further discussion regarding the effect of foreign currency accounting on our business, see Note 1 to our Consolidated Financial Statements — Summary of Significant Accounting Policies, Foreign currency accounting. There have been no significant changes in our market risk from the prior year.

Item 8.     Financial Statements and Supplementary Data

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Net sales (see Related Party Transactions Note 15)	$57,135	$84,662	$225,529
Cost of sales (see Related Party Transactions Note 15)	60,358	63,430	118,009

Gross profit (loss)	(3,223)	21,232	107,520
Operating expenses:
Engineering, research and development	31,552	31,552	28,336
Sales, general and administrative	39,180	38,890	42,430
In-process research and development	—	281	—
Restructuring charges	4,613	—	—
Impairment charges	1,879	—	—

Total operating expenses	77,224	70,723	70,766

Operating income (loss)	(80,447)	(49,491)	36,754
Interest income (expense), net	2,261	7,639	9,976
Gain on revaluation of warrants	2,264	—	—
Other income (expense), net	(1,850)	214	(403)

Income (loss) before income taxes	(77,772)	(41,638)	46,327
Provision (benefit) for income taxes	(4,141)	16,431	3,854

Income (loss) before cumulative effect of change in accounting principle	(73,631)	(58,069)	42,473
Cumulative effect of change in accounting principle, net of $0 tax	—	—	(2,029)

Net income (loss)	$(73,631)	$(58,069)	$40,444

Basic net income (loss) per share before cumulative effect of change in accounting principle	$(3.49)	$(2.78)	$2.06
Cumulative effect of change in accounting principle	—	—	(0.10)

Basic net income (loss) per share	$(3.49)	$(2.78)	$1.96

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$(3.49)	$(2.78)	$2.01
Cumulative effect of change in accounting principle	—	—	(0.09)

Diluted net income (loss) per share	$(3.49)	$(2.78)	$1.92

Shares used in basic calculations	21,068	20,910	20,616

Shares used in diluted calculations	21,068	20,910	21,104

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$35,727	$40,565
Short-term investments	22,428	46,219
Accounts receivable, net of allowances of $428 and $423	11,803	12,053
Inventories	26,650	40,249
Prepaid expenses and other current assets	1,428	1,572

Total current assets	98,036	140,658
Restricted cash	7,245	48,300
Long-term lease receivable	41,055	—
Equipment and leasehold improvements, net	15,391	16,100
Goodwill, net	2,099	1,849
Other intangible assets, net	1,072	2,218
Other assets (see Notes 5 and 15)	8,282	4,746

Total assets	$173,180	$213,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,171
Accounts payable	4,065	3,461
Accrued liabilities	16,411	16,829

Total current liabilities	20,476	21,461
Convertible subordinated notes	33,169	—
Non-current liabilities	11,490	12,594
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,392 and 21,236 shares issued and outstanding	214	212
Additional paid-in capital	157,605	155,836
Retained earnings (deficit)	(47,502)	26,129
Accumulated other comprehensive loss	24	(65)
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	108,045	179,816

Total liabilities and stockholders’ equity	$173,180	$213,871

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2000	20,241	$202	$136,672	$(393)	$43,754	$(601)	(155)	$(2,296)	$177,338
Net income	—	—	—	—	40,444	—	—	—	40,444
Net unrealized gain (loss) on investments	—	—	—	—	—	181	—	—	181

Total comprehensive income									40,625

Amortization of deferred compensation	—	—	—	393	—	—	—	—	393
Issuance of common stock under employee stock plans	765	8	11,522	—	—	—	—	—	11,530
Tax benefit of stock option exercises	—	—	4,143	—	—	—	—	—	4,143

Balance at December 31, 2000	21,006	210	152,337	—	84,198	(420)	(155)	(2,296)	234,029
Net loss	—	—	—	—	(58,069)	—	—	—	(58,069)
Net unrealized gain (loss) on investments	—	—	—	—	—	304			304
Foreign currency translation adjustments	—	—	—	—	—	51	—	—	51

Total comprehensive loss									(57,714)

Issuance of common stock under employee stock plans	68	—	930	—	—	—	—	—	930
Acquisition of Statware	162	2	2,569	—	—	—	—	—	2,571

Balance at December 31, 2001	21,236	212	155,836	—	26,129	(65)	(155)	(2,296)	179,816
Net loss	—	—	—	—	(73,631)	—	—	—	(73,631)
Net unrealized gain (loss) on investments	—	—	—	—	—	(363)	—	—	(363)
Foreign currency translation adjustments	—	—	—	—	—	452	—	—	452

Total comprehensive loss									(73,542)

Issuance of common stock under employee stock plans	156	2	1,399	—	—	—	—	—	1,401
Warrant value recorded upon registration of convertible notes	—	—	370	—	—	—	—	—	370

Balance at December 31, 2002	21,392	$214	$157,605	$—	$(47,502)	$24	(155)	$(2,296)	$108,045

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2002	2001	2000
Cash flows from operating activities
Net income (loss)	$(73,631)	$(58,069)	$40,444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,431	5,483	5,838
Amortization	2,572	2,086	950
Realized foreign exchange loss on closure of foreign branch	460	—	—
Write-off of in-process research and development	—	281	—
Impairment charges	1,879	—	—
Gain on revaluation of warrants	(2,264)	—	—
Loss on disposal of fixed assets	1,522	39	148
Deferred income taxes	—	18,925	(19,431)
Deferred revenue — non-current	(1,375)	(1,375)	2,672
Changes in current assets and liabilities:
Accounts receivable	250	41,587	(24,332)
Inventories	7,962	(7,498)	(18,956)
Prepaid expenses and other current assets	101	370	988
Accounts payable	604	(14,571)	8,855
Accrued liabilities	(394)	(7,665)	22,514
Income tax benefits from employee stock plans	—	—	4,143

	(54,883)	(20,407)	23,833

Cash flows from investing activities
Capital expenditures	(6,092)	(8,192)	(11,223)
Purchases of investments, available-for-sale	(11,166)	(117,574)	(203,174)
Maturities of investments, available-for-sale	34,365	176,094	178,794
Proceeds from disposal of equipment	295	—	—
Removal of restriction (increase) in restricted cash	41,055	(48,300)	—
Advance of long-term lease receivable to lessor	(41,055)	—	—
Minority investments and related license payments (see Notes 5 and 15)	—	(900)	(500)
Acquisition of Statware, net of cash acquired	—	(561)	—
Other assets	(101)	(15)	36

	17,301	552	(36,067)

Cash flows from financing activities
Net proceeds from issuance of convertible subordinated notes	32,539	—	—
Net proceeds (payments) from short-term borrowings	(1,171)	(221)	(392)
Sales of common stock	1,401	930	11,530

	32,769	709	11,138
Effect of exchange rate changes on cash	(25)	63	12

Net increase (decrease) in cash and cash equivalents	(4,838)	(19,083)	(1,084)
Cash and cash equivalents at beginning of year	40,565	59,648	60,732

Cash and cash equivalents at end of year	$35,727	$40,565	$59,648

Supplemental cash flow disclosure:
Cash paid (received) during the year for income taxes	$(4,630)	$(2,616)	$8,401
Common shares issued in connection with the acquisition of Statware	—	2,571	—
Interest paid on convertible subordinated notes	901	—	—
Gross proceeds from issuance of convertible subordinated notes	$35,500	—	—
Fees paid to placement agent	(2,485)	—	—
Fees paid in connection with debt offering	(476)	—	—

Net proceeds from issuance of convertible subordinated notes	$32,539	—	—

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

Minority equity investments:     At December 31, 2002, the Company has two minority equity investments in non-publicly traded companies. These investments are recorded at the original cost and included in other assets. The Company periodically reviews these investments for impairment based on evaluation of the market conditions, offering prices, trends of earnings, price multiples, and other key measures. When the Company believes such a decline to be other-than-temporary, an impairment loss is recognized in the current period’s operating results to the extent of the decline. For securities that do not have a readily determinable market price, the Company compares the net carrying amount of its cost method investments to similar equity securities with quoted prices when possible after giving effect to differences in risk premiums, estimated future cash flows, and other factors influencing the market value of the securities. When comparisons to quoted securities are not practical, the Company estimates the fair value based on recent sales and purchases of similar unquoted equity securities, independent appraisals, or internally prepared appraisals to estimate the fair value. During 2002, it was determined that the Company’s investment in Nanonexus was impaired as the preferred stock price decreased significantly. Based on the Company’s ownership in Nanonexus, the indicated impairment was $0.4 million, which was recorded during the fourth quarter of 2002.

Inventories:    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on the Company’s products, the timing of these changes and estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. Beginning in 2002, the Company began using a rolling twelve month forecast based on anticipated product orders, product order history, forecasts and backlog to assess its inventory requirements. In the prior year, the Company used a rolling eighteen month forecast period in its inventory valuation calculations based on its expectations of a turn around in the demand for semiconductor test equipment in 2002. The Company reduced the forecast period from the prior eighteen months to twelve months due to continued uncertainties in the forecasts of the prober and test sections of the semiconductor equipment industry. If there is continued weak demand in the semiconductor equipment markets and orders fall below its forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. Due to continued weak demand, the Company has not extended its forecast period for its inventory valuation

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculations as of December 31, 2002. As a result of these analyses, the Company wrote down inventories by $8.1 million and $6.7 million in 2002 and 2001, respectively. The following is a summary of inventories by major category:

In thousands	2002	2001
Raw materials	$15,326	$23,812
Work in process	8,756	7,075
Finished goods	2,568	9,362

	$26,650	$40,249

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

In thousands	2002	2001
Equipment	$5,060	$25,418
Leasehold improvements	4,132	4,529
Office furniture and equipment	13,802	17,449

	22,994	47,396
Accumulated depreciation and amortization	(7,603)	(31,296)

	$15,391	$16,100

Accounting for long-lived assets:     In accordance with Statement of Financial Accounting Standards No. No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which was issued August 2001, and effective January 1, 2002, the Company reviews long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Measurement of impairment charges for long-lived assets to be held and used are based on the excess of the carrying amount of those assets over the fair value. The fair value of the assets then becomes the asset’s new carrying value, which is depreciated over the remaining estimated useful lives of the assets.

In 2002, as a result of the Company’s assessment of current market conditions and their related effect on its business plan, the Company concluded that there were indications of impairment of its long-lived assets. In accordance with SFAS 144, the Company performed an impairment test, which compared each division’s net book values with the expected undiscounted cash flows from these assets, which consisted primarily of property and equipment and non-current assets. The cash flows over the estimated remaining useful lives of these assets were not sufficient to recover the net book value of these assets. The Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $1.5 million to write the carrying value of certain fixed assets and non-current assets held for use in the Prober Division down to their estimated fair values.

Revenue recognition:     The Company recognizes revenue on the sale of semiconductor manufacturing equipment when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Revenue on product

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also derives revenue from software licenses and postcontract customer support (PCS). PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company may enter into licenses to provide software to customers for a period of time, during which the customer, for a single fee, is entitled to receive unspecified products as well as maintenance and support until the end of the contract term. For these contracts, total contract revenue is recognized on a straight-line basis over the contract period. Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided. In software arrangements that include rights to multiple software products, specified upgrades and PCS, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

At December 31, 2002, deferred revenue, net of related cost of revenue, of $2.6 million was included in accrued liabilities. This amount includes $1.8 million of maintenance and subscription revenue that is being amortized over the term of the agreements and $0.8 million of gross profit of prober and inspection products shipped but not recognizable as revenue per the Company’s revenue recognition policy. Also, non-current liabilities includes $1.7 million of deferred software subscription revenue that is being amortized over the term of the agreement extending into 2004.

Warranty:    The Company generally warrants its products for a period of 12 months from shipment for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded upon shipment.

Allowance for doubtful accounts:    The Company sells its products primarily to large, well-financed semiconductor manufacturers. Export sales are normally sold using letters of credit. The Company monitors the collectibility of accounts receivable and records a reserve for bad debts against specifically identified amounts that it believes will not be collected.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign currency accounting:    The United States dollar is the functional currency for all foreign operations, excluding Japan. The effect on the consolidated statements of operations of transaction and translation gains and losses is insignificant for all years presented. The Japanese yen was the functional currency for the Company’s Japanese subsidiary and translation gains or losses related to this subsidiary were included as a component of stockholders’ equity and comprehensive income. When the Japan office was closed during the fourth quarter of 2002, total translation gains and losses in the amount of $0.5 million were recognized in the statement of operations.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock based Compensation and Employee Stock Plans:    The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (APB 25), to account for stock options issued to its employees under its stock option plans and amortizes deferred compensation, if any, over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. The Company has elected to make pro forma fair value disclosures as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. See Stockholders Equity, Note 12 for detailed assumptions used by the Company to compute the fair value of stock-based awards for purposes of pro forma disclosures under SFAS 123.

In thousands, except per share amounts	2002	2001	2000
Net income (loss)—as reported	$(73,631)	$(58,069)	$40,444
Plus: Compensation expenses recorded under APB 25	219	301	561
Less: SFAS 123 compensation expenses	(6,866)	(5,241)	(5,669)

Net income (loss)—pro forma	(80,278)	(63,009)	35,336

Basic net income (loss) per share—as reported	$(3.49)	$(2.78)	$1.96
Diluted net income (loss) per share—as reported	$(3.49)	$(2.78)	$1.92
Basic net income (loss) per share—proforma	$(3.81)	$(3.01)	$1.71
Diluted net income (loss) per share—proforma	$(3.81)	$(3.01)	$1.67

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income (loss) per share:     Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net income (loss) per share:

In thousands, except per share data	2002	2001	2000
Numerator:
Net income (loss)	$(73,631)	$(58,069)	$40,444

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	21,068	20,910	20,616
Effect of dilutive securities:
Employee stock options	—	—	428
Contingently issued shares	—	—	60

Dilutive potential common shares	—	—	488
Denominator for diluted net income (loss) per share — adjusted weighted average shares	21,068	20,910	21,104

Basic net income (loss) per share	$(3.49)	$(2.78)	$1.96

Diluted net income (loss) per share	$(3.49)	$(2.78)	$1.92

Options to purchase 3,938,049, 3,747,667 and 1,447,372 shares of common stock were outstanding at December 31, 2002, 2001 and 2000 and were not included in the computation of diluted net loss per share as the effect would be anti-dilutive. In connection with previous acquisitions, 112,000 shares of common stock were in escrow as of December 31, 2002. These shares were subject to certain representations and warranties and were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

Shipping and handling:     The cost of shipping products to customers is not material, and is included in selling, general and administrative expenses.

Comprehensive income (loss):     Comprehensive income (loss) includes net income (loss) as well as additional other comprehensive income such as unrealized gains (losses) on investments and foreign currency translation adjustments. The following schedule summarizes the activity in comprehensive income (loss), net of related tax:

In thousands	2002	2001	2000
Net income (loss)	$(73,631)	$(58,069)	$40,444
Unrealized gain (loss) on investments	(363)	304	181
Foreign currency translation adjustments	452	51	—

Comprehensive income (loss)	$(73,542)	$(57,714)	$40,625

The following schedule summarizes the components of accumulated other comprehensive income (loss), net of related tax:

In thousands	2002	2001	2000
Unrealized gain (loss) on investments	$58	$421	$117
Foreign currency translation adjustments	(34)	(486)	(537)

Accumulated other comprehensive income (loss)	$24	$(65)	$(420)

The closure of the Company’s Japan office resulted in a foreign currency translation loss of $0.5 million, which was recognized during the fourth quarter of 2002.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of recently issued accounting pronouncements:    In July 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under the new rules, the Company will be required to recognize a liability when the liability is incurred rather than as of the date that the Company makes a commitment to an exit or disposal plan. The Company is assessing the impact on the financial statements resulting from adoption of this Standard.

In connection with their ongoing consolidations project, the FASB issued FASB No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, in January 2003. For pre-existing transactions, the consolidation requirements generally become operative in the third quarter of 2003. Because the Company completed the purchase of its San Jose, California property in March 2003, it does not expect the adoption of FASB No. 46 to have a material impact on the Company’s financial statements.

In November 2002, the FASB released FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No.5, 57, and 107 and rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 establishes new disclosure and liability recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 31, 2002. The Company has adopted the disclosure provisions and the full adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (SFAS 148). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In additional, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal 2003. The Company continues to account for stock-based compensation using APB 25 and has not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. The adoption of SFAS 148 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for the Company for fiscal 2004 and could have an impact on revenue recognition of future sales transactions.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In thousands
Cash	$39
Other assets, net	69
Identified intangibles:
Developed technology	705
Customer base	235
Assembled workforce	140
Deferred tax liability	(399)
Goodwill	2,312
In-process research and development	281

$3,382

To determine the value of in-process research and development of the acquired business, the Company considered, among other factors, the stage of development of each project, expected income, target markets, and associated risks. Associated risks included inherent difficulties and uncertainties in completing the project and, thereby, achieving technical feasibility and risks related to the viability of and potential changes in future target markets. In-process research and development that had not reached technical feasibility and did not have alternative future uses in the amount of $0.3 million was expensed in the quarter ended March 31, 2001. To determine the value of developed technology, the expected future cash flows of each software product was discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. This analysis resulted in a valuation for completed software that had reached technological feasibility and, therefore, was capitalizable. Intangible assets are amortized on a straight-line basis over estimated useful lives ranging from three to five years. Beginning January 1, 2002, based on SFAS 142 (See Note 4), goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, assembled workforce and acquired customer list, is no longer being amortized.

Note 3.     Financial Instruments

Concentration of credit risk:    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt and equity instruments, and

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collateralized funds of United States and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells its systems to semiconductor manufacturers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral such as letters of credit whenever deemed necessary. The write-off of uncollectible amounts have been within management’s expectations. Accounts receivable from customers in Asia were $3.3 million and $1.4 million at December 31, 2002 and 2001, respectively.

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

Investments:     The following is a summary of the Company’s short-term investments for the years ended:

	Available-for-Sale
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2002
Corporate notes	$13,720	$55	$—	$13,775
Money market securities	13,100	—	—	13,100
U.S. government agencies	3,521	16	—	3,537
Market auction preferred notes	4,925	—	—	4,925
Bank guarantee deposits	191	—	—	191

Total available-for-sale	35,457	71	—	35,528
Less amounts classified as cash and cash equivalents	(13,100)	—	—	(13,100)

Total short-term investments	$22,357	$71	$—	$22,428

2001
Corporate notes	$33,775	$384	$—	$34,159
Money market securities	8,400	—	—	8,400
U.S. government agencies	1,999	1	—	2,000
Market auction preferred notes	3,000	—	—	3,000
Corporate bonds	2,005	4	—	2,009
Foreign debt securities	5,019	32	—	5,051

Total available-for-sale	54,198	421	—	54,619
Less amounts classified as cash and cash equivalents	(8,400)	—	—	(8,400)

Total short-term investments	$45,798	$421	$—	$46,219

The following is a summary of amortized costs and estimated fair values of short-term investments by contractual maturity:

	Available-for-Sale
In thousands	Amortized Cost	Estimated Fair Value
2002
Amounts maturing within one year	$21,221	$21,224
Amounts maturing after one year, within five years	14,236	14,304

Total available-for-sale	35,457	35,528
Less amounts classified as cash and cash equivalents	(13,100)	(13,100)

Total short-term investments	$22,357	$22,428

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.     Goodwill and Other Intangible Assets, Net

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142), which was issued by the Financial Accounting Standards Board in July 2001. Under this standard, the Company ceased amortizing goodwill, assigned entirely to the EGsoft reporting unit, effective January 1, 2002. In addition, the Company reclassified assembled workforce and acquired customer list, which are no longer defined as acquired intangibles under SFAS 142, to goodwill. Accordingly, there was no amortization of assembled workforce or acquired customer list recognized during the year ended 2002. In accordance with SFAS 142, the Company completed the transitional impairment test of goodwill as of January 1, 2002 during the second quarter of 2002 and conducted the required annual test as of September 30, 2002, and concluded that no impairment existed.

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill, assembled workforce and acquired customer list amortization:

In thousands, except per share data	2002	2001	2000
Net income (loss), as reported	$(73,631)	$(58,069)	$40,444
Goodwill amortization	—	462	—
Assembled workforce amortization	—	47	—
Acquired customer list amortization	—	78	—

Adjusted net income (loss)	$(73,631)	$(57,482)	$40,444

Basic net income (loss) per share, as reported	$(3.49)	$(2.78)	$1.96
Goodwill amortization	—	$0.02	—
Assembled workforce amortization	—	$—	—
Acquired customer list amortization	—	$—	—

Basic adjusted net income (loss) per share	$(3.49)	$(2.76)	$1.96

Diluted net income (loss) per share, as reported	$(3.49)	$(2.78)	$1.92
Goodwill amortization	—	$0.02	—
Assembled workforce amortization	—	$—	—
Acquired customer list amortization	—	$—	—

Diluted adjusted net income (loss) per share	$(3.49)	$(2.76)	$1.92

Shares used in basic calculations	21,068	20,910	20,616

Shares used in diluted calculations	21,068	20,910	21,104

Amortization expense for other intangible assets was $0.9 million, $0.9 million and $0.7 million for the years ended 2002, 2001 and 2000, respectively. The estimated annual amortization expense for other intangible assets is $0.8 million, and $0.2 million for the years ended December 31, 2003 and 2004, respectively.

Other intangible assets subject to amortization were as follows:

In thousands	2002	2001
Licenses and other intellectual property	$2,440	$2,440
Assembled workforce	—	140
Acquired customer list	—	235
Developed technology	760	760

Gross intangible assets	3,200	3,575
Less accumulated amortization	(2,128)	(1,357)

Other intangible assets, net	$1,072	$2,218

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.     Investment in Cascade Microtech, Inc.

In the second quarter of 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (“Cascade”) for approximately $3.0 million, which represented less than a 10% equity interest. In addition, the Company entered into an agreement to license certain technology from Cascade for approximately $2.0 million, which is being amortized to engineering expense on a straight-line basis over five years. In 2001, an additional $0.4 million payment was made to extend the exclusivity of the license agreement, which is being amortized to engineering expense on a straight-line basis over the remaining estimated useful life of the original investment. These amounts, net of accumulated amortization, are included in other assets. The Company’s Chairman and Chief Executive Officer is a director of Cascade. (See Related Party Transactions Note 15).

Note 6.     Short-term Borrowings

The Japanese subsidiary had a credit facility with a total borrowing capacity of approximately $1.7 million (denominated in yen) with a Japanese bank, which has been terminated due to the Japan office closure. The Company placed $2.0 million cash collateral with the U.S. branch of the Japanese bank to guarantee this credit facility. During the third quarter of 2002, the Company paid off the outstanding balance and cancelled the credit facility.

Note 7.     Accrued Liabilities

The following is a summary of accrued liabilities by major category:

In thousands	2002	2001
Accrued compensation and related liabilities	$3,920	$4,283
Warranty reserves	2,474	1,839
Deferred revenue, net of related cost of revenue	2,623	6,682
Accrued rent	2,856	—
Other	4,538	4,025

	$16,411	$16,829

Note 8.     Warranty Reserves

The Company generally warrants its products for a period of 12 months from shipment for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded upon shipment. For the Company’s legacy products, this accrual is based on historical experience and for its newer products this accrual is based on estimates from similar products. In addition, from time to time, specific warranty accruals may be made if an unforeseen technical problem arises. If the Company experiences unforeseen technical problems with its products in future periods to meet its product warranty requirements, revisions to its estimated cost of warranty may be required, and gross margins will be negatively impacted. Changes in the Company’s liability for warranty are as follows:

In thousands	Balance at Beginning of Period	New Warranties Issued	Deductions	Balance at End of Period
Year ended 2002	$1,839	$762	$127	$2,474
Year ended 2001	3,179	1,015	2,355	1,839

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.     Restructuring Charges

In January 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of its manufacturing operations to Singapore. During the first three quarters of 2002, 111 employees were designated for termination and 102 employees were terminated with a $1.3 million charge recorded for severance costs.

As a result of the continued semiconductor equipment downturn, and to better align its cost structure with the market demand for its products, the Company announced further cost reduction plans in October 2002. During the fourth quarter of 2002, a further 117 employees were designated for termination, and ninety-four employees were terminated with a charge of $1.8 million recorded for severance costs.

In September 2002, the Company announced plans to close its sales office in Japan. Six employees were designated for termination and five were terminated during the fourth quarter. A restructuring charge of $0.6 million was recorded for severance payments, legal and accounting fees incurred related to the closure, and write-down of assets.

In October 2002, the Company announced the closing of additional offices in Europe and Asia. Thirty-two employees were designated for termination, and twenty-three were terminated as a result of these closures. A restructuring charge of $0.9 million was recorded for severance payments, legal and accounting fees incurred related to the closures, write-down of assets held for disposal, and other costs.

Details of the restructuring charges through December 31, 2002, which are included in accrued liabilities, are as follows:

In thousands	Singapore Relocation—U.S. Workforce Reduction	U.S. Workforce Reduction	Japan Office Closure	Other Office Closures	Total
Restructuring charges	$1,319	$1,784	$633	$877	$4,613
Cash payments	(1,319)	(1,227)	(585)	(234)	(3,365)

Balance at December 31, 2002	$—	$557	$48	$643	$1,248

The Company anticipates further restructuring charges in 2003 for workforce reduction, idled facilities and obsolete equipment as the move of manufacturing operations to Singapore progresses to completion, and based on economic conditions.

Note 10.     Convertible Subordinated Notes and Warrants

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. Annual interest payments are $1.9 million, and will result in a charge to interest expense until the end of the term of the notes. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which is triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 is less than the conversion price. On February 21, 2003, this feature was triggered. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price will also result in a $1.0 million non-cash charge to interest expense in the Company’s first quarter fiscal 2003 results of operations.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the issuance of the convertible notes the Company also issued warrants for the purchase of 714,573 shares of common stock that are exercisable at a price of $15.444 per share. The original value of the warrants was determined to be $2.6 million using the Black-Scholes option pricing model, with a volatility factor of 62%, a risk free interest rate of 4%, an expected term of 5 years with a fair value of the underlying common stock of $10.00. In accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and based on the registration rights agreement entered into in connection with the issuance of the notes and warrants, the value of the warrants were classified as a liability. The original value of the warrants is being accreted to interest expense over the term of the notes using the effective interest rate method. Upon registration of the notes, warrants and underlying shares of common stock on September 16, 2002, the warrants were revalued using the Black-Scholes option pricing model, and were reclassified as equity. The revaluation of the warrants was determined to be $0.3 million using the Black-Scholes option pricing model, a volatility factor of 62%, a risk free interest rate of 4% and an expected term of 5 years with a fair value of the underlying common stock of $3.02. This revaluation during the quarter ended September 30, 2002 resulted in a gain of $2.3 million. If the price of the Company’s common stock exceeds the conversion price of the notes and the exercise price of the warrants, holders of the notes and warrants may convert the debt and exercise the warrants. The Company may force the conversion of all or a portion of the notes and warrants in certain circumstances.

Note 11.    Commitments and Contingencies

The Company leases its facilities and certain equipment under noncancelable operating leases. As of December 31, 2002, the minimum annual rental commitments are as follows:

In thousands	Operating Leases
2003	$2,674
2004	1,816
2005	1,293
2006	1,179
2007	324
Thereafter	86

$7,372

Total inventory purchase commitments due in 2002 were $1.2 million. The Company has approximately $0.2 million non-cancelable purchase commitments as of December 31, 2002. Rent expense was approximately $4.1 million, $5.1 million and $5.8 million for the years 2002, 2001 and 2000, respectively.

Legal matters:     In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

Some customers using certain of the Company’s products have received a notice of infringement from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. Certain of these customers have notified the Company that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from the Company for some damages or expenses resulting from this matter. The Company has in turn notified its suppliers that, in the event it is subsequently determined that its customers are determined to infringe and that the Company is responsible for

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any associated costs and fees, that it may seek reimbursement for the resultant costs and fees. The Company believes that its products do not infringe the Lemelson patents. Certain of the Company’s customers are currently engaged in litigation with Lemelson involving 17 of its patents, and the validity of those patents has been placed in issue. The trial ended in January 2003, post trial briefs will be reviewed and it is expected that a decision will be made during the second half of 2003. In the future, it is possible that the Company’s participation in the litigation may be required. The Company may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation on its business. To the best of the Company’s knowledge, Lemelson has not asserted that it may be liable for infringing its patents.

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

Lease agreement:     In March 1997, the Company entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. In July 1998, the lease agreement was amended to provide a construction allowance. That amendment also extended the expiration date of the lease to July 1, 2003. The lease agreement was further amended and effective in June 2001, required a mandatory collateralization of $48.3 million, which was included in restricted cash on our balance sheet. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of common stock.

On August 9, 2002, the lease was further modified into a self-funding structure. Under this new structure, third parties funded 15% of the lease balance and the Company funded the remaining 85% through a loan to the lessor, which is reflected as a long-term lease receivable on the balance sheet. This amendment also included adjustments to the interest rate and certain restrictive covenants, which were effective as of June 30, 2002. Furthermore, the self-funding structure reduced the mandatory collateralization amount to $7.2 million, which is equal to the amount advanced by the third parties and not self-funded by the Company. That amount is included in restricted cash on the balance sheet. The monthly lease payments on the portion of the lease balance self-funded by the Company are based on the London Interbank Offering Rate (LIBOR). These amounts are the same as the interest payments due on the loan to the lessor. The monthly lease payments on the portion of the lease balance funded by the third parties are based on LIBOR plus basis points, provided the mandatory collateralization amount remains at the full $7.2 million advanced by the third parties. Based on current interest rates, and the lease balance of approximately $48.3 million at December 31, 2002, the total gross lease payments over the remainder of the lease term will be approximately $0.2 million.

In December 2002, the Company received a fair market appraisal of its San Jose campus of $37.0 million, $11.3 million less than the guaranteed residual lease value of $48.3 million. Under EITF 96-21, Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities, beginning on the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease. Because the Company has provided the lessor with a notice electing an early-designated sale date to purchase of the leased assets in March 2003, the gross lease payments have been calculated over the remaining four months of the lease. Accrual of a deficiency by a lessee is required regardless of whether the lessee expects to exercise a purchase or renewal option at the end of the lease term. Thus, the Company began amortizing the $11.3 million deficiency with a $2.8 million charge to rent expense in December 2002. An additional $8.5 million charge to rent expense will be reflected in the 2003 first quarter financials.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the Company was in compliance with all but one of the restrictive covenants contained in the amended lease agreement. As a result, the Company requested and received a waiver to the covenant for the remaining term of the lease agreement from the third-party lenders. On January 28, 2003, the Company provided the lessor with a notice electing an early-designated sale date and the purchase of the leased assets was completed in March 2003. The long-term lease receivable and cash collateral were used to fund the purchase price. The property and equipment, including closing costs, were recorded at approximately $37.2 million. As a result of the purchase, depreciation expense will increase by approximately $0.9 million per year, and rent expense and interest income will decrease by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates.

In January 2002, the Company entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. In August 2000, the Company entered into a six-year lease agreement in Mumbai, India for 4,000 square feet with an annual lease payment of approximately $0.5 million, increasing at 15% per year.

Note 12.     Stockholders’ Equity

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

Stock option plans:     In May 2001, the Company adopted the 2001 Non-Officer Employee Stock Incentive Plan (2001 Plan) and reserved 1,300,000 shares for issuance. During 2001 and 2000, the Company’s stockholders approved amendments to the 1997 Stock Incentive Plan (1997 Plan) to increase the number of shares reserved for issuance by 700,000 and 1,000,000, respectively. At December 31, 2002, the Company had 1,044,632 options available for grant under its 2001 Plan and 1997 Plan for grant issuance to eligible employees and to provide for certain automatic grants of stock options to non-employee directors. Options under these plans are granted at fair market value, expire ten years from the date of grant and generally vest in quarterly installments, commencing one year from the date of grant.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity and related information for the years ended (share amounts in thousands):

	2002		2001		2000
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding—beginning of year	3,748	$16.99	2,694	$18.04	2,607	$15.50
Granted	714	$12.44	1,215	$15.22	917	$23.48
Exercised	(39)	$12.37	(11)	$12.93	(671)	$15.03
Cancelled	(485)	$16.95	(150)	$22.43	(159)	$19.94

Outstanding—end of year	3,938	$16.21	3,748	$16.99	2,694	$18.04

	2002
	Options Outstanding	Weighted Average Exercise Price	Number of Shares Available for Grant
Stock Plans approved by stockholders	3,055	$17.06	632
Stock Plans not approved by stockholders	883	$14.18	413

	3,938		1,045

The following table summarizes information about outstanding options at December 31, 2002 (share amounts in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 1.37—$12.98	868	5.95	$11.16	369	$12.36
$13.06—$14.94	740	4.96	$14.19	619	$14.22
$14.94—$16.00	685	5.72	$15.72	339	$15.47
$16.02—$20.75	1,147	5.47	$17.04	645	$17.50
$21.50—$38.94	498	7.27	$26.79	316	$27.06

	3,938	5.75	$16.21	2,288	$16.80

In addition, the Company issued 100,000 shares of restricted stock in April 1996 under the 1993 Long Term Stock Incentive Plan. The Company recorded a deferred compensation charge equal to the fair value of the restricted stock at the time of issuance of $1.4 million. The deferred compensation charge was fully amortized at December 31, 2000.

Employee stock purchase plan (ESPP):     On May 23, 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 2,000,000 shares. The Company’s 2002, 1998 and 1993 Employee Stock Purchase Plans provide that eligible employees may purchase stock at 85% of its fair value on specified dates through payroll deductions. At December 31, 2002, the Company had 2,000,000 shares reserved for future issuance under the 2002 Plan. The Company sold approximately 117,000, 57,000 and 94,000 shares to employees in 2002, 2001 and 2000, respectively.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock based compensation:     As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. The weighted average grant date fair value of options and stock purchase rights granted during 2002, 2001 and 2000 was $6.67 and $4.44, $9.43 and $5.90, and $12.66 and $7.50, respectively.

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

	Options			ESPP
	2002	2001	2000	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	75.0%	62.0%	61.0%	75.0%	62.0%	61.0%
Risk-free interest rate	1.4%	6.0%	6.5%	1.4%	6.0%	6.5%
Expected life (years)	4.0	4.0	4.0	0.5	0.5	0.5

Incentive plans:     The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its employees who reside in the United States. The Board of Directors determines annually a formula for setting aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. The charge to operations for these plans during 2002, 2001 and 2000 was $0, $0 and $3.3 million, respectively.

Warrants:     In June 2002, the Company issued $35.5 million in convertible notes and related warrants. In connection with the issuance of the convertible notes the Company also issued warrants for the purchase of approximately 714,573 shares of common stock that are exercisable at a price of $15.440 per share, subject to adjustment upon certain events. At December 31, 2002, the Company had 714,573 warrants exercisable and outstanding. The holders of the notes and warrants may convert the debt and exercise the warrants and the Company may force the conversion of all or a portion of the notes and warrants in certain circumstances.

Note 13.     Segment Information

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

The aggregated prober products and inspection products businesses and the EGsoft products business are segments that are reportable based on the quantitative guidelines provided in the Statement of Financial

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standard No. 131 (SFAS 131). The following is a summary of the Company’s operating segments for the years ended:

In thousands	Sales to Unaffiliated Customers	Operating Income (Loss)	Identifiable Assets
2002
Prober and inspection products	$48,722	$(74,388)	$168,714
EGsoft	8,413	(6,059)	4,466

	$57,135	$(80,447)	$173,180

2001
Prober and inspection products	$76,161	$(43,600)	$207,733
EGsoft	8,501	(5,891)	6,138

	$84,662	$(49,491)	$213,871

2000
Prober and inspection products	$217,043	$43,490	$286,635
EGsoft	8,486	(6,736)	4,795

	$225,529	$36,754	$291,430

The following is a summary of the Company’s geographic operations for the years ended:

In thousands	Sales to Unaffiliated Customers	Operating Income (Loss)	Identifiable Assets
2002
United States	$47,136	$(63,483)	$147,917
Asia	960	(12,725)	16,528
Europe	9,039	(4,239)	8,735

	$57,135	$(80,447)	$173,180

2001
United States	$62,815	$(43,261)	$199,229
Asia	414	(5,773)	3,547
Europe	21,433	(457)	11,095

	$84,662	$(49,491)	$213,871

2000
United States	$165,091	$35,644	$263,641
Asia	1,845	(4,583)	2,920
Europe	58,593	5,693	24,869

	$225,529	$36,754	$291,430

Sales between geographic areas are at prices that the Company believes are at arm’s length. International sales represented 48%, 51% and 53% of the Company’s net sales in 2002, 2001 and 2000, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations. Export sales made by United States operations were 30% of net sales in 2002 (24% to Asia, 6% to other), 25% of net sales in 2001 (20% to Asia, 5% to other) and 26% of net sales in 2000 (23% to Asia, 3% to other). Sales to customers in France included in international sales represented 10%, 14% and 20% of the Company’s net sales in 2002, 2001 and 2000, respectively. In 2002, STMicroelectronics and Cypress Semiconductor accounted for 13% and 11% of net sales. In 2001, STMicroelectronics accounted for 12% of net sales. In 2000, STMicroelectronics, Philips and Atmel accounted for 18%, 14% and 13% of net sales, respectively.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.     Income Taxes

Significant components of the provision (benefit) for income taxes are as follows for the years ended:

In thousands	2002	2001	2000
Federal:
Current	$(4,004)	$(3,105)	$11,192
Deferred	—	16,064	(6,980)

	(4,004)	12,959	4,212
State:
Current	60	60	250
Deferred	—	3,119	(3,152)

	60	3,179	(2,902)
Foreign:
Current	(197)	551	2,385
Deferred	—	(258)	159

	(197)	293	2,544

	$(4,141)	$16,431	$3,854

The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan reduce taxes currently payable for 2002, 2001 and 2000, as shown above by $0 million, $0 million and $4.1 million, respectively. Such benefits are credited to additional paid-in capital when realized. Pretax income (loss) from foreign operations was $(2.2) million, $(2.5) million and $5.7 million for 2002, 2001, and 2000, respectively. Upon repatriation of foreign earnings, residual United States taxes would be immaterial.

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows for the years ended:

	2002		2001		2000
In thousands, except percentages	Amount	Percent	Amount	Percent	Amount	Percent
Tax computed at U.S. statutory rate	$(27,223)	(35.0)%	$(14,573)	(35.0)%	$15,504	35.0%
State income taxes (net of federal benefit)	39	—	2,066	5.0	(1,886)	(4.3)
Tax exempt investment income	—	—	—	—	(5)	—
Gain on warrant revaluation	(792)	(1.0)	—	—	—	—
Research and development credit	(900)	(1.1)	(900)	(2.2)	(1,000)	(2.3)
Foreign taxes	21	—	1,344	3.2	1,469	3.3
In-process research and development	—	—	98	0.2	—	—
Intangibles — goodwill	—	—	162	0.4	—	—
Alternative minimum tax (credit)	—	—	—	—	(981)	(2.2)
Unbenefitted losses	26,724	34.4	13,612	32.7	—	—
Valuation allowance	(215)	(0.3)	14,562	35.0	(7,902)	(17.8)
Tax exempt foreign sales corporation	—	—	—	—	(848)	(1.9)
Reversal of tax reserves	(2,729)	(3.5)	—	—	—	—
Other, net	934	1.2	60	0.2	(497)	(1.1)

Provision for income taxes	$(4,141)	(5.3)%	$16,431	39.5%	$3,854	8.7%

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax accounts are as follows for the years ended:

In thousands	2002	2001
Deferred tax assets:
Intangible assets	$11,231	$12,490
Warranty reserves	894	1,032
Inventories	6,489	4,190
Depreciable assets	824	510
Deferred revenue	2,102	2,308
Net operating losses	39,729	14,617
Tax credit carryforwards	10,446	9,181
Other	2,343	1,477

Total deferred tax assets	74,058	45,805
Less: Valuation allowance	(74,058)	(45,805)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The Company has provided a valuation allowance amount equal to its total deferred tax assets of $74.1 million at December 31, 2002 due to uncertainties surrounding realization of its deferred tax assets. The valuation allowance increased by $28.3 million and $38.1 million in 2002 and 2001.

As of December 31, 2002, the Company had federal net operating losses attributable to the acquisition of Knights Technology, Inc. in the amount of $1.8 million. Additionally, the company had net operating losses and federal research and development tax credits arising from the acquisition of Statware, Inc. in the amounts of $0.2 million and $0.1 million, respectively. The utilization of these acquired net operating losses and tax credit carryforwards is significantly limited due to change of ownership rules. The losses and tax credit carryforwards will expire in varying amounts between 2004 and 2020. The federal net operating loss carryforwards at December 31, 2002, not related to acquisitions, in the amount of $109.0 million will expire in varying amounts between 2021 and 2022. The federal research and development credit carryforwards of $6.3 million will expire in varying amounts between 2018 and 2022. For state tax purposes, as of December 31, 2002, the Company had net operating loss, research and development tax credit, and manufacturing investment credit carryforwards of approximately $39.2 million, $6.3 million, and $0.1 million respectively. The state net operating loss carryforwards will expire in 2013. The California research and development credit carryforwards have no expiration dates and the California manufacturing investment tax credit will expire in 2009.

Note 15.     Related Party Transactions

Cascade Microtech, Inc.:    The Company purchased inventory from Cascade of $0.1 million, $0.2 million and $0.1 million and sold prober products of $0, $0.5 million and $0, in 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, there were no balances in accounts payable and accounts receivable with Cascade. The Company’s Chairman and Chief Executive Officer is a director of Cascade and the Company holds a 7% minority equity investment in Cascade. (See Note 5. Investment in Cascade Microtech, Inc.)

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.     Subsequent Events

Lease agreement:     In January 2003, the Company’s Board of Directors passed a resolution, and the Company provided its lessor with a notice electing to early exercise its option to purchase its San Jose, California leased land and buildings. The long-term lease receivable and cash collateral were used to fund the purchase price. The property and equipment, including closing costs, were recorded at approximately $37.2 million.

Convertible notes:     In June 2002 the Company issued $35.5 million in 5.25% convertible notes due 2007 and related warrants to purchase 714,573 shares of common stock. The notes contain a beneficial conversion feature, which is triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 is less than the conversion price. On February 21, 2003, this feature was triggered. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price will also result in a $1.0 million non-cash charge to interest expense in the first quarter fiscal 2003.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Electroglas, Inc.

We have audited the accompanying consolidated balance sheets of Electroglas, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electroglas, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/    ERNST & YOUNG LLP

San Jose, California

January 27, 2003

ELECTROGLAS, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

In thousands	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
Allowance for doubtful accounts
(deducted from accounts receivable):
Year ended 2002	$423	$208	$203	$428
Year ended 2001	489	36	102	423
Year ended 2000	459	54	24	489

(a)	Includes write-offs and reversals.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required by this item is included under the heading “Election of Director” and “Other Matters” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 20, 2003, and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this item is included under the heading “Executive Compensation and Other Information” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 20, 2003, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 20, 2003, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is included under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 20, 2003, and is incorporated herein by reference.

Item 14.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Within the ninety days prior to the date of this Annual Report, Electroglas carried out an evaluation under the supervision and with the participation of Electroglas’ management, including Electroglas’ CEO and CFO, of the effectiveness of the design and operation of Electroglas’ disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 or 15d-14. Based on that evaluation, Electroglas’ management, including the CEO and CFO, concluded that Electroglas’ disclosure controls and procedures were effective in timely alerting them to material information relating to Electroglas, required to be included in Electroglas’ periodic SEC filings.

(b)	Changes in internal controls: There have been no significant changes in Electroglas’ internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

(c)	Limitations on the effectiveness of controls: It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Documents filed as a part of this Report:

(1)    Index to Financial Statements—The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

(2)    Financial Statement Schedules—The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report. All of the other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)    Exhibits—See Index to Exhibits on page 61.

(b)    Reports on Form 8-K—No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROGLAS, INC.
By:	/s/ CURTIS S. WOZNIAK
Curtis S. Wozniak
Chairman and Chief Executive Officer

Date: March 28, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Curtis S. Wozniak and Thomas E. Brunton, and each of them, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CURTIS S. WOZNIAK Curtis S. Wozniak	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/S/ THOMAS E. BRUNTON Thomas E. Brunton	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 28, 2003

/S/ ROBERT J. FRANKENBERG Robert J. Frankenberg	Director	March 28, 2003

/S/ MEL FRIEDMAN Mel Friedman	Director	March 28, 2003

/S/ JOHN OSBORNE John Osborne	Director	March 28, 2003

ELECTROGLAS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis S. Wozniak, certify that:

1.	I have reviewed this annual report on Form 10-K of Electroglas, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ CURTIS S. WOZNIAK
Curtis S. Wozniak
Chief Executive Officer

ELECTROGLAS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Brunton, certify that:

1.	I have reviewed this annual report on Form 10-K of Electroglas, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/S/ THOMAS E. BRUNTON
Thomas E. Brunton
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibits
3.1	Certificate of Incorporation of Electroglas, Inc., as amended.(1)

3.2	By-laws of Electroglas, Inc., as amended.(2)

3.3	Certificate of Designation for Electroglas, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate of Electroglas, Inc., a Delaware corporation.(1)

10.1*	Electroglas, Inc. 1993 Long-Term Incentive Plan.(3)

10.2*	Change of Control Agreement between Electroglas, Inc. and Armand J. Stegall dated as of June 9, 1995.(4)

10.3*	Electroglas, Inc. Restricted Stock Bonus Agreement Between Electroglas, Inc. and Curtis S. Wozniak.(5)

10.4*	Change of Control Agreement between Electroglas, Inc. and Curtis S. Wozniak dated as of April 4, 1996.(5)

10.5*	Electroglas Officers’ Retirement Medical and Dental Coverage Policy.(6)

10.7	Rights Agreement between Electroglas, Inc., and BankBoston, N.A., as rights agent dated as of November 18, 1997.(7)

10.8*	Electroglas, Inc. 1997 Stock Incentive Plan.(8)

10.9*

Form of Change of Control Agreement between the Company and each of Timothy J. Boyle, Conor P. O’Mahony, Joseph A. Savarese, Wayne Woodard, Jeffrey R. Hintzke, Joseph LaChapelle and Thomas E. Brunton as of June 9, 1995, June 9, 1995, June 9, 1995, April 5, 1999, July 19, 1999, April 5, 1999 and December 22, 2000, respectively.(9)

10.11*	Electroglas, Inc. 1998 Employee Stock Purchase Plan.(10)

10.12*	Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan.(11)

12.1	Statement of Computation of Ratios.

21.1	List of subsidiaries of registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification of Curtis S. Wozniak, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.
(2)	Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(3)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-74860), which became effective on February 23, 1994.
(4)	Incorporated by reference to the identically numbered exhibit of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1996.
(5)	Incorporated by reference to the identically numbered exhibit of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.

(6)	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 31, 1996.
(7)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G (Commission File No. 0-21626), filed with the Securities and Exchange Commission on November 19, 1997.
(8)	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(9)	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(10)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.
(11)	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2002.
*	Management contracts, or Company compensatory plans or arrangements.