Form 10-Q
period 2003-03-31
ELECTROGLAS INC
filed 2003-05-12
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending March 31, 2003

Commission File Number 0-21626

ELECTROGLAS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0336101
(State of Incorporation)	(I.R.S. Employer Identification Number)

6024 Silver Creek Valley Road

San Jose, CA 95138

Telephone: (408) 528-3000

(Address of Principal Executive Offices and Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of April 28, 2003, 21,496,000 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements include, without limitation, statements regarding:

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;
•	Our expectation that international sales will continue to represent a significant percentage of net sales;
•	Our intention to control discretionary expenses and continue investing in our new wafer prober product development programs during the current business cycle downturn;
•	Our anticipation that our existing capital resources and cash flows generated from future operations will enable us to continue our planned operations, and planned capital expenditures through the end of fiscal 2003, including our significant contractual obligations and commercial commitments;
•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, the move of manufacturing to Singapore, and excess manufacturing capacity costs;
•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results;
•	Our ability to continue to collect our receivables without significant delays in payments or product concessions;
•	Our expectations regarding anticipated costs of further restructuring charges for workforce reduction, idle facilities and obsolete equipment dependent upon market forces.

The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward looking statements. These risks and uncertainties include:

•	Continued downturn in the semiconductor industry;
•	The ability to secure additional funding, if needed;
•	The ability to achieve broad market acceptance of existing and future products; and
•	Loss of one or more of our major customers.

For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading “Factors that May Affect Results and Financial Condition” in this Quarterly Report or Form 10-K. All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed from time to time in our Reports on Forms 10-K, 10-Q, 8-K and other reports filed from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended March 31,
	2003	2002
Net sales	$9,465	$11,670
Cost of sales	8,616	11,219

Gross profit	849	451
Operating expenses:
Engineering, research and development	6,817	7,970
Sales, general and administrative	15,364	9,300
Restructuring charges	97	360

Total operating expenses	22,278	17,630

Operating loss	(21,429)	(17,179)
Interest income (expense), net	(1,405)	766
Other income (expense), net	(381)	290

Loss before income taxes	(23,215)	(16,123)
Provision (benefit) for income taxes	43	(1,275)

Net loss	$(23,258)	$(14,848)

Basic and diluted net loss per share	$(1.09)	$(0.71)

Shares used in basic and diluted calculations	21,279	21,006

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$34,245	$35,727
Short-term investments	14,792	22,428
Accounts receivable, net of allowances of $394 and $428	9,817	11,803
Inventories	25,761	26,650
Prepaid expenses and other current assets	1,088	1,428

Total current assets	85,703	98,036
Restricted cash	—	7,245
Long-term lease receivable	—	41,055
Equipment and leasehold improvements, net	50,735	15,391
Goodwill, net	2,099	2,099
Other intangible assets, net	837	1,072
Other assets	7,903	8,282

Total assets	$147,277	$173,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,792	$4,065
Accrued liabilities	12,191	16,411

Total current liabilities	16,983	20,476
Convertible subordinated notes	33,281	33,169
Non-current liabilities	11,147	11,490

Total liabilities	61,411	65,135
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,496, and 21,392 shares issued and outstanding	215	214
Additional paid-in capital	158,734	157,605
Accumulated deficit	(70,760)	(47,502)
Accumulated other comprehensive income (loss)	(27)	24
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	85,866	108,045

Total liabilities and stockholders’ equity	$147,277	$173,180

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2002.

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$(23,258)	$(14,848)
Charges to income not affecting cash	3,235	2,070
Changes in current assets and liabilities	(321)	(1,810)

	(20,344)	(14,588)

Cash flows from investing activities
Capital expenditures	(37,251)	(3,384)
Proceeds from long-term lease receivable and release of restricted cash	48,300	—
Purchases of investments	(4,200)	(5,527)
Maturities of investments	11,764	8,700
Other	70	(1,011)

	18,683	(1,222)

Cash flows from financing activities
Net payments for short-term borrowings	—	(191)
Sales of common stock	108	832

	108	641
Effect of exchange rate changes on cash	71	3

Net decrease in cash and cash equivalents	(1,482)	(15,166)
Cash and cash equivalents at beginning of period	35,727	40,565

Cash and cash equivalents at end of period	$34,245	$25,399

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

INVENTORIES

The following is a summary of inventories by major category:

In thousands	March 31, 2003	December 31, 2002
Raw materials	$15,866	$15,326
Work in process	7,001	8,756
Finished goods	2,894	2,568

	$25,761	$26,650

The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine obsolescence and excess quantities, and reduces the value when appropriate.

GOODWILL, NET

The Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142). The Company completed the transitional impairment test of goodwill as of January 1, 2002 during the second quarter of 2002 and conducted the required annual test as of September 30, 2002, and concluded that no impairment existed. The Company undertakes to carry out impairment tests on an annual basis and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of its unamortized goodwill balance.

OTHER INTANGIBLE ASSETS, NET

Amortization expense for other intangible assets was $0.2 million for the three-months ended March 31, 2003 and 2002. The following is a summary of other intangible assets, net:

In thousands	March 31, 2003	December 31, 2002
Licenses and other intellectual property	$2,440	$2,440
Developed technology	760	760
Other	449	449

Gross intangible assets	3,649	3,649
Less accumulated amortization	(2,812)	(2,577)

Other intangible assets, net	$837	$1,072

STOCK BASED COMPENSATION AND EMPLOYEE STOCK OPTION PLANS

The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (APB 25), to account for stock options issued to its employees under its stock option plans, if any, over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. The Company has elected to make pro forma fair value disclosures as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. No stock-based employee compensation cost is reflected in net income for the three months ended March 31, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock option under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three months ended March 31,
In thousands, except per share data	2003	2002
Net loss – as reported	$(23,258)	$(14,848)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,302)	(2,191)

Pro forma net loss	$(24,560)	$(17,039)

Loss per share:
Basic and diluted – as reported	$(1.09)	$(0.71)

Basic and diluted – pro forma	$(1.15)	$(0.81)

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant with the following weighted average assumptions:

	Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2003	2002	2003	2002
Expected dividend yield	—	—	—	—
Expected stock price volatility	75.7%	75.0%	75.7%	75.0%
Risk-free interest rate	3.0%	1.4%	1.2%	1.4%
Expected life (years)	4.0	4.0	0.5	0.5

NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
In thousands, except per share data	2003	2002
Numerator: Net loss	$(23,258)	$(14,848)

Denominator: Basic and diluted weighted average shares	21,279	21,006

Basic and diluted net loss per share	$(1.09)	$(0.71)

The computation of diluted net loss per share for the quarters ended March 31, 2003 and 2002 excluded stock options to purchase 4,193,000 and 3,749,000 shares of common stock, respectively, and 26,000 and 114,000 shares of common stock held in escrow as of March 31, 2003 and 2002, respectively, in connection with the Company’s previous acquisitions, as the Company was in a loss position and the effect of their inclusion would be anti-dilutive.

LEASE AGREEMENTS

In March 1997, the Company entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. In July 1998, the lease agreement was amended to provide a construction allowance. That amendment also extended the expiration date of the lease to July 1, 2003. The lease agreement was further amended and effective in June 2001, required a mandatory collateralization of $48.3 million, which was reflected as restricted cash on our balance sheet. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of common stock.

On August 9, 2002, the lease was further modified into a self-funding structure. Under this new structure, third parties funded 15% of the lease balance and the Company funded the remaining 85% through a loan to the lessor, which is reflected as a long-term lease receivable on the balance sheet. This amendment also included adjustments to the interest rate and certain restrictive covenants, which were effective as of June 30, 2002. Furthermore, the self-funding structure reduced the mandatory collateralization amount to $7.2 million (reflected as restricted cash on the balance sheet), representing the amount advanced by the third parties and not self-funded by the Company. The monthly lease payments on the portion of the lease balance self-funded by the Company were based on the London Interbank Offering Rate (LIBOR). These amounts were the same as the interest payments due on the loan to the lessor. The monthly lease payments on the portion of the lease balance funded by the third parties were based on LIBOR plus basis points, provided the mandatory collateralization amount remains at the full $7.2 million advanced by the third parties. Based on current interest rates, the total gross lease payments during the first quarter of 2003 was approximately $0.2 million.

In December 2002, the Company received a fair market appraisal of its San Jose campus of $37.2 million, $11.3 million less than the guaranteed residual lease value of $48.3 million. Under EITF 96-21, Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities, beginning on the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease. Because the Company provided the lessor with a notice electing an early-designated sale date to purchase the leased assets in March 2003, the gross lease payments were calculated over the remaining four months of the lease. Accrual of a deficiency by a lessee is required regardless of whether the lessee expects to exercise a purchase or exercise the renewal option at the end of the lease term. Thus, the Company began amortizing the $11.3 million deficiency at $2.8 million per month effective December 2002, and accordingly the Company recorded $8.5 million of additional rent expense in the first quarter of 2003.

At December 31, 2002, the Company was in compliance with all but one of the restrictive covenants contained in the amended lease agreement. As a result, the Company requested and received a waiver to the covenant for the remaining term of the lease agreement from the third-party lenders. On January 28, 2003, the Company provided the lessor with a notice electing an early-designated sale date and the purchase of the leased assets was completed in March 2003. The long-term lease receivable and cash collateral were used to fund the purchase price. The land and building were recorded at fair value plus closing costs, approximately $37.2 million and the accrued rent of $11.3 million was paid. As a result of the purchase, depreciation expense will increase by approximately $0.9 million per year, and rent expense and interest income will decrease by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates, effective the second quarter of 2003.

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

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. Annual interest payments are $1.9 million, and will result in a charge to interest expense until the end of the term of the notes. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which is triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 is less than the conversion price. On February 21, 2003, this feature was triggered. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash interest charge to the Company’s operating results for the first quarter of 2003.

In connection with the issuance of the convertible notes the Company also issued warrants for the purchase of 714,573 shares of common stock that are exercisable at a price of $15.444 per share. The original value of the warrants was determined to be $2.6 million using the Black-Scholes option pricing model, with a volatility factor of 62%, a risk-free interest rate of 4%, and an expected term of 5 years with a fair value of the underlying common stock of $10.00. In accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and based on the registration rights agreement entered into in connection with the issuance of the notes and warrants, the value of the warrants were classified as a liability. The original value of the warrants is being accreted to interest expense over the term of the notes using the effective interest rate method. Upon registration of the notes, warrants and underlying shares of common stock on September 16, 2002, the warrants were revalued using the Black-Scholes option pricing model, and were reclassified as equity. The revaluation of the warrants was determined to be $0.3 million using the Black-Scholes option pricing model, a volatility factor of 62%, a risk-free interest rate of 4% and an expected term of 5 years with a fair value of the underlying common stock of $3.02. This revaluation during the third quarter of 2002 resulted in a gain of $2.3 million. If the price of the Company’s common stock exceeds the conversion price of the notes and the exercise price of the warrants, holders of the notes and warrants may convert the debt and exercise the warrants. The Company may force the conversion of all or a portion of the notes and warrants in certain circumstances.

WARRANTY LIABILITY

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands	Balance at Beginning of Period	New Warranties Issued	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Three months ended March 31, 2003	$2,474	$—	$(216)	$(55)	$2,203
Three months ended March 31, 2002	1,839	138	—	—	1,977

COMPREHENSIVE LOSS

Comprehensive loss includes net loss as well as additional other comprehensive income/(loss) such as unrealized gains (losses) on investments and foreign currency translation adjustments. The following schedule summarizes the activity in comprehensive loss, net of related tax:

	Three months ended March 31,
In thousands	2003	2002
Net loss	$(23,258)	$(14,848)
Unrealized loss on investments	(50)	(227)
Foreign currency translation adjustments	—	2

Comprehensive loss	$(23,308)	$(15,073)

The following schedule summarizes the components of accumulated other comprehensive income (loss), net of related tax:

In thousands	March 31, 2003	December 31, 2002
Unrealized gains on investments	$7	$58
Foreign currency translation adjustments	(34)	(34)

Accumulated other comprehensive income (loss)	$(27)	$24

SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Prior to the first quarter of 2003 the Company had two reporting segments, Prober and inspection products, and EGsoft. In the first quarter 2003 the Company reorganized into a functional organization, eliminating the divisional reporting structure. Revenues from after-sale services have traditionally totaled less than 10% of the Company’s total revenues and are not shown separately. Prior year results are restated to conform to the current period presentation.

The following is a summary of the Company’s net sales by geographic regions:

	Three months ended March 31,
In thousands	2003	2002
North America	$3,096	$9,058
Asia	3,152	1,308
Europe	3,217	1,304

	$9,465	$11,670

The following table presents summary information of the Company’s significant customers:

	Three months ended March 31,
	2003	2002
Customer A	18%	—
Customer B	11%	—
Customer C	—	18%

RESTRUCTURING CHARGES

Singapore relocation and U.S. workforce reduction: In January 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of its manufacturing operations to Singapore. As a result of the continued semiconductor equipment downturn, and to better align its cost structure with the market demand for its products, the Company announced its further workforce reduction in October 2002. Overall, 228 employees were designated for termination and 196 employees were terminated. The Company recorded a restructuring charge of $3.1 million in 2002. During the first quarter of 2003, an additional 3 employees were designated for termination, and 21 were terminated. The Company recorded a restructuring charge of $0.2 million and made cash payments of $0.3 million.

Japan office closure: In September 2002, the Company announced plans to close its sales office in Japan. Six employees were designated for termination and five were terminated during the fourth quarter of 2002. In 2002 the Company recorded a restructuring charge of $0.6 million for severance payments, legal and accounting fees related to the closure, and asset write-downs.

Other office closures: In October 2002, the Company announced the closing of additional offices in Europe and Asia. Thirty-two employees were designated for termination, and twenty-three were terminated as a result of these closures. In 2002 the Company recorded a restructuring charge of $0.9 million for severance payments, legal and accounting fees related to the closures, asset write-downs and other costs. In the first quarter of 2003, the Company made cash payments of $0.3 million from the existing reserves for severance payments and asset write-downs. The unutilized restructuring reserve balance of $0.1 million related to the Scotland office closure was credited to the Company’s results of operations in the first quarter 2003.

Details of the restructuring charges in 2002 through March 31, 2003, included in accrued liabilities, are as follows:

In thousands	Singapore Relocation – U.S. Workforce Reduction	U.S. Workforce Reduction	Japan Office Closure	Other Office Closures	Total
Restructuring charges-Q1 2002	$360	$—	$—	$—	$360
Cash payments	—	—	—	—	—

Balance at March 31, 2002	360	—	—	—	360
Restructuring charges-Q2 2002	—	308	—	—	308
Cash payments	(123)	(308)	—	—	(431)

Balance at June 30, 2002	237	—	—	—	237
Restructuring charges-Q3 2002	116	—	547	—	663
Cash payments	(353)	—	—	—	(353)

Balance at September 30, 2002	—	—	547	—	547
Restructuring charges-Q4 2002	—	1,000	86	877	1,963
Cash payments	—	(443)	(585)	(234)	(1,262)

Balance at December 31, 2002	—	557	48	643	1,248
Restructuring charges-Q1 2003	—	197	—	(100)	97
Cash payments	—	(298)	(48)	(250)	(596)

Balance at March 31, 2003	$—	$456	$—	$293	$749

In its earnings release on April 17, 2003, the Company announced additional planned workforce reductions as a result of the continued economic downturn in the semiconductor industry. The workforce reductions are expected to cover employees across the Company’s operations.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net was ($1.4) million and $0.8 million for the first quarter of 2003 and 2002, respectively.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company had a tax provision of $0.04 million for the quarter ended March 31, 2003, comprising of minimum state taxes, foreign income and withholding taxes. The Company recorded a tax benefit of $1.3 million for the quarter ended March 31, 2002, primarily resulting from an additional refund due to a change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002. The Company continues to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability. Until such time, the Company would not expect to recognize any significant tax benefits in its results of operations.

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

Some customers using certain of the Company’s products have received a notice of infringement from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson,

alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. Certain of these customers have notified the Company that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from the Company for some damages or expenses resulting from this matter. The Company has in turn notified its suppliers that, in the event, it is subsequently determined that the Company’s customers are determined to infringe and that the Company is responsible for any associated costs and fees, that the Company may seek reimbursement for the resultant costs and fees. The Company believes that its products do not infringe the Lemelson patents. Certain customers are currently engaged in litigation with Lemelson involving 17 of its patents, and the validity of those patents has been placed in issue. The trial ended in January 2003, post trial briefs will be reviewed and it is expected that a decision will be made during the second half of 2003. In the future, it is possible that the Company may be required to participate in the litigation. The Company may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation on its business. To the best of the Company’s knowledge, Lemelson has not asserted that the Company may be liable for infringing its patents.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company’s software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. The Company has adopted the disclosure provisions, and the full adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (SFAS 148). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In additional, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 were effective for the Company’s fiscal year 2002. The Company has adopted the interim disclosure requirements in the first quarter of fiscal 2003. The Company continues to account for stock-based compensation using APB 25 and has not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. The adoption of SFAS 148 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for the Company after June 2003 and could have an impact on revenue recognition of future sales transactions.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on the Company’s consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, the Company’s consolidated financial position or results of operations may be adversely impacted.

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

Revenue recognition

We recognize revenue on the sale of our semiconductor manufacturing equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions and when we are assured of our ability to collect from our customer. We sell to an industry that is highly cyclical with periods of high demand and significant oversupply. The companies in the semiconductor equipment manufacturing industry continue to consolidate as they are faced with rapidly increasing capital requirements and expensive technological change (our top five customers accounted for 41% and 39% of sales in fiscal years 2002 and 2001, respectively). In recognizing revenue we make certain assumptions and estimates, namely: for our legacy products, we recognize revenue upon product shipment or delivery on the basis that we have a legally enforceable claim on payment and for our newer products, we recognize revenue upon signed customer acceptance. With respect to the assumption of collectibility from our customers, we assume, based on past history, that we will continue to collect our receivables from them without significant delays in payments or product concessions, despite the fact that they have larger financial size relative to us and despite our dependence on them in a heavily concentrated industry.

We recognize revenue on software licenses upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable. For contracts with multiple obligations (e.g. maintenance, unspecified upgrades), we allocate revenue to each component of the contract based on objective evidence of its fair value or for products not being sold separately, the price established by management. We recognize revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period.

Inventory valuation

We value our inventories at the lower of cost or market using the first-in, first-out method. We may record charges to write down inventory due to excess, obsolete and slow moving inventory based on analysis of the impact of changes in technology on our products, the timing of these changes and our estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. We are using a rolling twelve month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. If there is continued weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write-downs of inventories may be required which may negatively impact gross margins in future periods.

Long-lived assets

We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our market share. Further, in the course of reviewing our business operations, we may consider diversifying certain business operations. Changes in these estimates and business divestures could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record additional asset write-downs in the future.

Warranty

We generally warrant our products for a period of twelve months and we accrue a current liability for the estimated cost of warranty upon shipment. For our legacy products this accrual is based on historical experience and for our newer products this accrual is based on estimates from similar products. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. If we experience unforeseen technical problems with our products in future periods to meet our product warranty requirements, revisions to our estimated cost of warranty may be required, and our gross margins will be negatively impacted.

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

Minority equity investments

We have two minority equity investments in non-publicly traded companies that are recorded at the original cost reduced by assessed impairment in value, where appropriate. In determining if and when certain minority equity investment’s decline in value below cost is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments accounted for at cost. When we believe such a decline to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. For securities that do not have a readily determinable market price, we compare the net carrying amount of our cost method investments to similar equity securities with quoted prices when possible after giving effect to differences in risk premiums, estimated future cash flows, and other factors influencing the market value of the securities. When comparisons to quoted securities are not practical, we estimate the fair value based on recent sales and purchases of similar unquoted equity securities, independent appraisals, or internally prepared appraisals to estimate the fair value.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	91.0	96.1

Gross profit	9.0	3.9
Operating expenses:
Engineering, research and development	72.0	68.3
Sales, general and administrative	162.3	79.7
Restructuring charges	1.0	3.1

Total operating expenses	235.3	151.1

Operating loss	(226.3)	(147.2)
Interest income (expense), net	(14.8)	6.6
Other income (expense), net	(4.0)	2.5

Income (loss) before income taxes	(245.1)	(138.1)
Provision (benefit) for income taxes	0.5	(10.9)

Net loss	(245.6)%	(127.2)%

Net Sales

Net sales for the quarter ended March 31, 2003 were $9.5 million, a 19% decrease from net sales of $11.7 million in the comparable quarter last year, primarily due to lower system unit sales of probers as customers continued to curtail their capital spending or delay shipments in response to the persisting industry excess production capacity conditions resulting from the negative global political and economic climates. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause our sales to fluctuate on a quarterly basis.

Net sales are comprised of prober and inspection systems, software, and aftermarket sales, consisting primarily of after-sales services, spare parts and upgrades. Service revenue has traditionally been less than 10% of the Company’s net sales. Net sales of the Company’s products are as follows:

	Three months ended March 31,
In thousands	2003	2002
Prober and inspection systems	$5,091	$6,393
Software products	1,774	2,091
Aftermarket sales	2,600	3,186

	$9,465	$11,670

International sales, as a percentage of net sales, for the quarter ended March 31, 2003 were 67% compared to 22% in the comparable quarter last year. Quarter over quarter, the increase in the percentage of international sales from the same period last year was due to an increase, in absolute dollars, in total Asian-Pacific regions and European sales, while North American sales declined.

Gross Profit

For the quarter ended March 31, 2003, gross profit, as a percentage of sales, was 9.0% as compared to 3.9% for the same period last year. The increase in gross profit for the quarter ended March 31, 2003, was primarily due to a favorable change in product mix compared to the prior year.

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

Engineering, Research and Development

Engineering, research and development expenses were $6.8 million in the first quarter of 2003, down 14.5% from $8.0 million in the comparable quarter last year. The decrease in absolute dollars in the current quarter as compared to the same quarter prior year was primarily due to reduced headcount and related expenses. As a percentage of sales, these expenses increased to 72.0% from 68.3% in the same quarter of last year. The increase in quarterly spending on research and development as a percentage of sales was primarily due to lower sales. During the current business cycle downturn, we intend to control discretionary expenses and continue to invest in our new product development programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative

Sales, general and administrative expenses were $15.4 million in the first quarter of 2003, up by $6.1 million compared to $9.3 million in the comparable quarter last year. The increase was primarily due to additional rent charge of $8.5 million in the quarter ended March 31, 2003 related to the amortization of the deficiency between the fair value and the guaranteed residual value of our San Jose campus. The increase was favorably offset by headcount reductions and other cost savings as a result of further spending restrictions and cost control measures. Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Restructuring Charges

Singapore relocation and U.S. workforce reduction: In January 2002, we announced a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. As a result of the continued semiconductor equipment downturn, and to better align our cost structure with the market demand for our products, we announced further workforce reduction in October 2002. Overall, 228 employees were designated for termination and 196 employees were terminated. We recorded a restructuring charge of $3.1 million in 2002. During the first quarter of 2003, an additional 3 employees were designated for termination, and 21 were terminated. We recorded a restructuring charge of $0.2 million and made cash payments of $0.3 million.

Japan office closure: In September 2002, we announced plans to close our sales office in Japan. Six employees were designated for termination and five were terminated during the fourth quarter of 2002. In 2002 we recorded a restructuring charge of $0.6 million for severance payments, legal and accounting fees related to the closure, and asset write-downs.

Other office closures: In October 2002, we announced the closing of additional offices in Europe and Asia. Thirty-two employees were designated for termination, and twenty-three were terminated as a result of these closures. In 2002 we recorded a restructuring charge of $0.9 million for severance payments, legal and accounting fees related to the closures, asset write-downs, and other costs. In the first quarter of 2003, we made cash payments of $0.3 million from the existing reserve. The unutilized restructuring reserve balance of $0.1 million related to the Scotland office closure was credited to our results of operations in the first quarter 2003.

In our earnings release on April 17, 2003, we announced additional planned workforce reductions as a result of the continued economic downturn in the semiconductor industry. The workforce reductions are expected to cover employees across the Company’s operations.

Interest Income (Expense), net

Interest expense, net was $1.4 million for the first quarter of 2003 as compared to interest income, net at $0.8 million for the same quarter last year. This was primarily due to a $1.0 million non-cash interest expense charge related to the beneficial conversion feature triggered during the quarter ended March 31, 2003 related to our convertible subordinated notes (See Convertible Subordinated Notes Footnote), and a decline in interest income due to lower cash and short-term investment balances.

Other Income (Expense), net

Other expense, net was $0.4 million for the first quarter of 2003 as compared to other income, net of $0.3 million for the same quarter last year, primarily due to a $0.4 million loss on disposal of demo equipment in the first quarter of 2003.

Provision (Benefit) for Income Taxes

We had a tax provision of $0.04 million for the quarter ended March 31, 2003, comprising of minimum state taxes, foreign income and withholding taxes. We recorded a tax benefit of $1.3 million for the quarter ended March 31, 2002, primarily resulting from an additional refund due to a change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002. We continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $49.0 million at March 31, 2003, a decrease of $9.1 million from $58.1 million at December 31, 2002.

Cash used in operating activities was $20.3 million during the first quarter of 2003 compared to $14.6 million for the same period last year, primarily due to an increase in net loss of $8.4 million. Net working capital excluding cash and cash equivalents, and short-term investments at March 31, 2003 was $19.7 million as compared to $34.1 million at March 31, 2002. This decline was principally due to lower levels of inventories and accounts receivables.

Cash provided by investing activities was $18.7 million in the first quarter of 2003 compared to a $1.2 million cash usage for the same period in last year. This was primarily related to the purchase of our San Jose campus in March 2003 at $37.2 million, offset by $48.3 million provided by lease receivable and release of restricted cash. Further, cash was also provided by increased proceeds from maturities and a reduction in investments of $3.0 million and $1.3 million, respectively in the first quarter of 2003 as compared to the same quarter of 2002.

Cash from financing activities was $0.1 million from sales of common stock in the first quarter of 2003 compared to $0.6 million for the same period in prior year, which was comprised of $0.8 million in proceeds from sales of common stock and a of $0.2 million bank loan payment in Japan.

In June 2002, we completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. Annual interest payments are $1.9 million. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which was triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 was less than the conversion price. On February 21, 2003, this feature was triggered. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash charge to interest expense in our first quarter fiscal 2003.

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

On August 9, 2002, the lease was further modified into a self-funding structure. Under this new structure, third parties funded 15% of the lease balance and we funded the remaining 85% through a loan to the lessor, which is reflected as a long-term lease receivable on our balance sheet. This amendment also included adjustments to the interest rate and certain restrictive covenants, which were effective as of June 30, 2002. Furthermore, the self-funding structure reduced the mandatory collateralization amount to $7.2 million (reflected as restricted cash on the balance sheet), representing the amount advanced by the third parties and not self-funded by us. The monthly lease payments on the portion of the lease balance self-funded by us are based on the London Interbank Offering Rate, or LIBOR. These amounts are the same as the interest payments due to us on the loan to the lessor. The monthly lease payments on the portion of the lease balance funded by the third parties are based on LIBOR plus basis points, provided the mandatory collateralization amount remains at the full $7.2 million advanced by the third parties. Based on current interest rates, and the lease balance of approximately $48.3 million at December 31, 2002, the total gross lease payments over the remainder of the lease term will be approximately $0.2 million.

In December 2002, we received a fair market appraisal of our San Jose campus of $37.2 million, $11.3 million less than the guaranteed residual lease value of $48.3 million. Under EITF 96-21, “Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities,” beginning on the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease. Because we provided the lessor with a notice electing an early-designated sale date to purchase the leased assets in March 2003, the gross lease payments have been calculated over the remaining four months of the lease. Accrual of a deficiency by a lessee is required regardless of whether the lessee expects to exercise a purchase or exercise the renewal option at the end of the lease term. Thus, we began amortizing the $11.3 million deficiency at $2.8 million per month effective December 2002. Consequently, we recorded additional rent of $8.5 million in the first quarter of 2003.

At December 31, 2002, we were in compliance with all but one of the restrictive covenants contained in the amended lease agreement. As a result, we requested and received a waiver to the covenant for the remaining term of the lease agreement from the third-party lenders. On January 28, 2003, we provided the lessor with a notice electing an early-designated sale date and we completed the purchase of the leased assets in March 2003. The long-term lease receivable and cash collateral were used to fund the purchase price. The property and equipment, including closing costs, were recorded at approximately $37.2 million. As a result of the purchase, depreciation expense will increase by approximately $0.9 million per year, and rent expense and interest income will decrease by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates, effective the second quarter of 2003.

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

Our principal source of liquidity as of March 31, 2003 consisted of $49.0 million of cash, cash equivalents, and short-term investments. We currently anticipate that our future cash from operations, and available cash and cash equivalents at March 31, 2003, should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2003. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impaired.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (SFAS 148). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 were effective for our fiscal year 2002. We have adopted the interim disclosure requirements in the first quarter of fiscal 2003. We continue to account for stock-based compensation using APB 25 and have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. The adoption of SFAS 148 is not expected to have a material impact on our financial position or results of operations.

In December 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for us after June 2003 and could have an impact on revenue recognition of future sales transactions.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. We currently have no contractual relationship or other business relationship with a variable interest entity, therefore the adoption does not have an effect on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

Semiconductor industry downturns adversely affect our revenues and operating results. Our business largely depends on capital expenditures by semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. This end-user demand for these products has been significantly depressed over the last few quarters, and there has been very limited visibility as to the timing of turnaround in demand growth, and from which sector this growth will come. A protracted global economic slowdown would continue to adversely affect our business and results of operations. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The most recent downturn, which began in 2000 and continues today, has been severe and prolonged. Because of this prolonged downturn, semiconductor manufacturers are experiencing significant manufacturing over capacity which has resulted in a significantly decreased demand for our products. We are unable to predict when the semiconductor industry will recover. As a result, our ability to accurately forecast future revenues and expense levels is limited. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by the need to invest in the engineering, research and development, and marketing required to penetrate targeted markets and maintain extensive customer service and support. During periods of rapid growth, we must be able to rapidly increase manufacturing capacity and personnel to meet customer demand. We cannot assure you that these objectives can be met, which would likely have a material and adverse effect on our business and operating results.

We have recently experienced substantial declines in revenues and increases in operating losses, and we may experience additional declines in revenues and increases in operating losses in the future. Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues for the first quarter of 2003 were $9.5 million compared to $11.7 million for the same period in 2002. This decline was due primarily to lower system unit sales of probers resulting from the current semiconductor industry downturn, excess capacity and global economic slowdown. We incurred a net loss of $23.3 million for the first quarter of 2003 compared to a net loss of $14.8 million for the same period in 2002. Continued current economic slowdown and continued decline in demand for our products and services and other factors could adversely affect our business in the near term and we may continue to experience additional declines in revenue and increases in operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it. Further, we currently anticipate that our future cash from operations, and available cash and cash equivalents at March 31, 2003, should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2003. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. In addition, for the three months ended March 31, 2003, five of our customers accounted for 49% of net sales. For the years ended December 31, 2002 and 2001, five of our customers accounted for 41% and 39%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected. We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products, particularly those related to the implementation of our strategy to become a process management tool provider. As a result, we expect to continue to make investments in engineering, research and development. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers, markets related to the growth in the use of flip chips, and the market for process management software will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations.

If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected. Our major competitors in the prober market are Tokyo Electron Limited, or TEL, and Tokyo Seimitsu, or TSK. The major competitors in the post fab inspection market are August Technologies and Robotic Vision Systems Inc., or RVSI. The primary competitors in the process management software markets are KLA-Tencor and Brooks Automation. Some of our competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our results of operations. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service and support. We can not assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

Our outstanding convertible notes may be required to be repaid if not converted prior to their maturity; and may, if converted, result in additional dilution to holders of our Common Stock, all of which may adversely affect the value of our Common Stock. In June 2002, we issued $35.5 million in convertible notes and related warrants. The notes entitle the holders to convert the notes into an aggregate of 3,464,598 shares of our Common Stock at a conversion price of $10.2465 per share, significantly in excess of recent trading prices of our Common Stock. In connection with the issuance of the notes, we also issued warrants for the purchase of 714,573 shares of our Common Stock that are exercisable at a price of $15.4440 per share, also significantly in excess of recent trading prices of our Common Stock. In certain circumstances we may force the conversion of all or a portion of the notes and may also redeem the notes. However, unless prior to June

2005 the price of our Common Stock exceeds at least $15.3698 per share, we cannot force the automatic conversion of the notes and we will be obligated to pay the notes in full at maturity. We may voluntarily redeem the notes between June 2005 and June 2007 for an aggregate redemption price of as high as approximately $36.2 million plus accrued interest. In addition, unless waived or renegotiated, we are obligated to pay the holders of the notes an amount equal to $37.3 million plus accrued interest in the event of a sale, merger or other change in control of the Company.

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

Some customers using certain of our products have received a notice of infringement from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. Certain of these customers have notified us that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from us for some damages or expenses resulting from this matter. We have in turn notified our suppliers that, in the event, it is subsequently determined that our customers are determined to infringe and that we are responsible for any associated costs and fees, that we may seek reimbursement for the resultant costs and fees. We believe that our products do not infringe the Lemelson patents. Certain of our customers are currently engaged in litigation with Lemelson involving 17 of its patents, and the validity of those patents has been placed in issue. The trial ended in January 2003, post trial briefs will be reviewed and it is expected that a decision will be made during the second half of 2003. In the future, it is possible that our participation in the litigation may be required. We may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation on our business. To the best of our knowledge, Lemelson has not asserted that we may be liable for infringing its patents.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced a fluctuations in our international sales and operations. International sales accounted for 67% of our net sales for the three months ended March 31, 2003 and accounted for 48% and 51% of our net sales for 2002 and 2001, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

Although these and similar regulatory, geopolitical and global economic factors have not yet had a material adverse effect on our operations, there can be no assurance that such factors will not adversely impact our operations in the future or require us to modify our current business practices. In addition, the laws of certain foreign countries where we do business may not protect our intellectual property rights to the same extent as do the laws of the United States. Further, we have found it difficult to penetrate the large Japanese market, which represents a significant percentage of the worldwide wafer prober market. We recently changed our sales strategy in Japan from a direct sales strategy to the use of distributors. Consistent with this new strategy, we closed our sales office in Japan. Our past sales in Japan have not been significant and we cannot assure you that the use of distributors will result in an increase in sales in this market.

If we do not realize cost savings from moving the manufacture of our probers to Singapore, our business and results of operations will be negatively impacted. In January 2002, we announced plans to move prober manufacturing to Singapore to realize potential cost savings of 10% to 20% once full production is reached. We have recorded a restructuring charge of $1.3 million for 2002 in connection with this move. We cannot assure you that we will ultimately realize the expected cost savings; however, expenses related to the move will adversely affect operating results.

Our business will be harmed if we cannot hire and retain key employees. Our future success partly depends on our ability to hire and retain key personnel. We also need to attract additional skilled personnel in all areas to grow our business. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Our Common Stock is currently trading at a price significantly below the exercise price of most of our outstanding stock options. As a result, these “under water” options are less useful as a motivation and retention tool for our existing employees:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer or Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 5. RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the three months ended March 31, 2003 and each of the years 2002 through 1998.

Three months ended March 31, 2003	2002	2001	2000	1999	1998
(1)	(1)	(1)	14x	8.3x	(1)

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

(1) We would have had to generate additional earnings for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001, and 1998 of $23.2 million, $77.8 million, $41.6 million, and $34.2 million, respectively to achieve a ratio of 1:1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

a. Exhibits.

12.1	Statement of Computation of Ratios.

99.1	Certification of Curtis S. Wozniak, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

DATE: May 12, 2003	By:	/s/ THOMAS E. BRUNTON
Thomas E. Brunton Chief Financial Officer, Principal Financial and Accounting Officer

ELECTROGLAS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Curtis S. Wozniak, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electroglas, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ CURTIS S. WOZNIAK
Curtis S. Wozniak Chief Executive Officer

ELECTROGLAS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Brunton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electroglas, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ THOMAS E. BRUNTON
Thomas E. Brunton Chief Financial Officer