Form 10-Q
period 2003-06-30
ELECTROGLAS INC
filed 2003-08-07
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

As of July 25, 2003, 21,343,000 shares of the Registrant’s common stock, $0.01 par value, were outstanding (excluding 155,275 shares held by the Company as treasury stock).

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

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;
•	Our expectation that international sales will continue to represent a significant percentage of net sales;
•	Our intention to control discretionary expenses and continue investing in our new wafer prober product development programs during the current business cycle downturn;
•	Our belief that as a result of the purchase of our San Jose campus facility, depreciation expense will increase by approximately $0.9 million per year, and rent expense and interest income will decrease by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates, effective the second quarter of 2003;
•	Our anticipation that our future cash from operations, and available cash and cash equivalents at June 30, 2003, should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2003;
•	Our expectation that FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” will not have a material impact on our financial position or results of operations;
•	Our belief that the adoption of FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities will not have a material effect on our consolidated financial position, results of operations or cash flows;
•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, the move of manufacturing operations to Singapore, and excess manufacturing capacity costs;
•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results; and
•	Our ability to continue to collect our receivables without significant delays in payments or product concessions.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$10,335	$20,530	$19,800	$32,200
Cost of sales	10,524	19,267	19,140	30,486

Gross profit (loss)	(189)	1,263	660	1,714
Operating expenses:
Engineering, research and development	6,501	8,795	13,318	16,765
Sales, general and administrative	7,211	10,555	22,575	19,855
Restructuring and impairment charges	2,384	308	2,481	668

Total operating expenses	16,096	19,658	38,374	37,288

Operating loss	(16,285)	(18,395)	(37,714)	(35,574)
Interest income (expense), net	(404)	560	(1,809)	1,326
Other income (expense), net	202	60	(179)	350

Loss before income taxes	(16,487)	(17,775)	(39,702)	(33,898)
Provision (benefit) for income taxes	(702)	30	(659)	(1,245)

Net loss	$(15,785)	$(17,805)	$(39,043)	$(32,653)

Basic and diluted net loss per share	$(0.74)	$(0.85)	$(1.83)	$(1.55)

Shares used in basic and diluted calculations	21,315	21,045	21,297	21,026

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,752	$35,727
Short-term investments	13,048	22,428
Accounts receivable, net of allowances of $398 and $428	13,958	10,771
Inventories	23,433	26,650
Prepaid expenses and other current assets	2,877	2,460

Total current assets	77,068	98,036
Restricted cash	—	7,245
Long-term lease receivable	—	41,055
Equipment and leasehold improvements, net	48,946	15,391
Goodwill, net	2,099	2,099
Other intangible assets, net	604	1,072
Other assets	7,540	8,282

Total assets	$136,257	$173,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,502	$4,065
Accrued liabilities	14,488	16,411

Total current liabilities	21,990	20,476
Convertible subordinated notes	33,395	33,169
Non-current liabilities	10,803	11,490

Total liabilities	66,188	65,135
Commitments and contingencies (see footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,496 and 21,392 shares issued, and 21,341 and 21,237 outstanding	215	214
Additional paid-in capital	158,734	157,605
Accumulated deficit	(86,545)	(47,502)
Accumulated other comprehensive income (loss)	(39)	24
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	70,069	108,045

Total liabilities and stockholders’ equity	$136,257	$173,180

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2002.

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended June 30,
	2003	2002
Cash flows (used in) provided by operating activities
Net loss	$(39,043)	$(32,653)
Charges to net loss not affecting cash	5,766	4,482
Changes in current assets and liabilities	1,139	1,944

	(32,138)	(26,227)
Cash flows provided by (used in) investing activities
Capital expenditures	(37,566)	(7,819)
Proceeds from long-term lease receivable and and release of restricted cash	48,300	—
Purchases of investments	(9,085)	(5,523)
Maturities of investments	18,388	24,729
Other	97	(2,644)

	20,134	8,743

Cash flows provided by financing activities
Net proceeds from issuance of convertible subordinated notes	—	32,965
Short-term borrowings	—	162
Sales of common stock	108	1,195

	108	34,322
Effect of exchange rate changes on cash	(79)	(25)

Net (decrease)/increase in cash and cash equivalents	(11,975)	16,813
Cash and cash equivalents at beginning of period	35,727	40,565

Cash and cash equivalents at end of period	$23,752	$57,378

Supplemental cash flow disclosures:
Gross proceeds from issuance of convertible subordinated notes	—	$35,500
Fees paid to placement agent	—	(2,485)
Fees paid to auditors	—	(50)

Net proceeds from issuance of convertible subordinated notes	—	$32,965

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company’s fiscal year end is December 31. The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

INVENTORIES

The following is a summary of inventories by major category:

In thousands	June 30, 2003	December 31, 2002
Raw materials	$11,658	$15,326
Work in process	6,976	8,756
Finished goods	4,799	2,568

	$23,433	$26,650

The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine obsolescence and excess quantities, and reduces the value when appropriate. The Company’s previously announced intended sale of its optical wafer inspection operations was not consummated and the Company has discontinued further development of wafer inspection products. As a result of this decision, the Company recorded $0.9 million additional inventory reserves in the quarter ended June 30, 2003.

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

OTHER INTANGIBLE ASSETS, NET

Amortization expense for other intangible assets for the three and six month periods ended June 30, 2003 was $0.3 million and $0.5 million, respectively as compared to $0.2 million and $0.4 million for the same prior year periods. The following is a summary of other intangible assets, net:

In thousands	June 30, 2003	December 31, 2002
Licenses and other intellectual property	$2,400	$2,440
Developed technology	705	760
Other	17	449

Gross intangible assets	3,122	3,649
Less accumulated amortization	(2,518)	(2,577)

Other intangible assets, net	$604	$1,072

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

	Options		Employee Stock Purchase Plan
	Six months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Expected dividend yield	—	—	—	—
Expected stock price volatility	84.8%	75.0%	84.8%	75.0%
Risk-free interest rate	3.0%	1.4%	1.2%	1.4%
Expected life (years)	4.0	4.0	0.5	0.5

No stock-based employee compensation cost is reflected in the net loss for the three and six month periods ended June 30, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period.

The following table illustrates the effect on net loss per share if the Company had accounted for its stock option under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2003	2002	2003	2002
Net loss—as reported	$(15,785)	$(17,805)	$(39,043)	$(32,653)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(105)	(2,039)	(1,407)	(4,230)

Pro forma net loss	$(15,890)	$(19,844)	$(40,450)	$(36,883)

Net loss per share:
Basic and diluted—as reported	$(0.74)	$(0.85)	$(1.83)	$(1.55)

Basic and diluted—pro forma	$(0.75)	$(0.94)	$(1.90)	$(1.75)

NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2003	2002	2003	2002
Numerator: Net loss	$(15,785)	$(17,805)	$(39,043)	$(32,653)

Denominator: Basic and diluted weighted average shares	21,315	21,045	21,297	21,026

Basic and diluted net loss per share	$(0.74)	$(0.85)	$(1.83)	$(1.55)

Additional disclosure:
Shares excluded from net loss per share calculations:
Stock options	3,645	2,358	4,099	4,037
Shares held in escrow in connection with the Company’s previous acquisitions	26	112	26	113

	3,671	2,470	4,125	4,150

These shares were excluded from the net loss per share calculations because the Company was in a loss position and the effect of their inclusion would be anti-dilutive.

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on the fifteenth of June and December each year. Annual interest payments are $1.9 million, and will result in a charge to interest expense until the end of the term of the notes. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which is triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 was less than the conversion price. On February 21, 2003, this feature was triggered. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash interest charge to the Company’s operating results for the first quarter of 2003.

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

WARRANTY LIABILITY

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands	Balance at Beginning of Period	New Warranties Issued	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Three months ended June 30, 2003	$2,203	$861	$(344)	$(309)	$2,411
Three months ended June 30, 2002	1,977	$1,635	$(1,353)	$(12)	2,247

Six months ended June 30, 2003	$2,474	$861	$(560)	$(364)	$2,411
Six months ended June 30, 2002	1,839	1,773	(1,353)	(12)	2,247

The Company’s previously announced intended sale of its optical wafer inspection operations was not consummated and the Company has discontinued further development of wafer inspection products. As a result of this decision, the Company recorded approximately $0.8 million additional warranty reserves in the quarter ended June 30, 2003.

COMPREHENSIVE LOSS

Comprehensive loss includes net loss as well as additional other comprehensive income/(loss) such as unrealized gains (losses) on investments and foreign currency translation adjustments. The following schedule summarizes the activity in comprehensive loss, net of related tax:

	Three months ended June 30,		Six months ended June 30,
In thousands	2003	2002	2003	2002
Net loss	$(15,785)	$(17,805)	$(39,043)	$(32,653)
Unrealized loss on investments	(13)	(7)	(63)	(234)
Foreign currency translation adjustments	—	(19)	—	(17)

Comprehensive loss	$(15,798)	$(17,831)	$(39,106)	$(32,904)

The following schedule summarizes the components of accumulated other comprehensive income (loss), net of related tax:

In thousands	June 30, 2003	December 31, 2002
Unrealized (loss) gains on investments	$(5)	$58
Foreign currency translation adjustments	(34)	(34)

Accumulated other comprehensive income (loss)	$(39)	$24

SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Prior to the first quarter of 2003 the Company had two reporting segments, Prober and inspection products and EGsoft. In the first quarter 2003 the Company changed to a functional reporting structure from a divisional reporting structure and now has one reportable segment. Revenues from after-sale services have traditionally totaled less than 10% of the Company’s total revenues and are not shown separately.

The following is a summary of the Company’s net sales by geographic regions:

	Three months ended June 30,		Six months ended June 30,
In thousands	2003	2002	2003	2002
North America	$3,118	$11,368	$6,214	$20,426
Asia	4,156	5,817	7,308	7,125
Europe	3,061	3,345	6,278	4,649

	$10,335	$20,530	$19,800	$32,200

Percentage of net sales
North America	30%	56%	31%	64%
Asia	40%	28%	37%	22%
Europe	30%	16%	32%	14%

	100%	100%	100%	100%

The following table presents summary information of the Company’s significant customers:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Customer A	26%	14%	19%	9%
Customer B	10%	—	13%	1%
Customer D	17%	3%	11%	—

RESTRUCTURING CHARGES

Singapore relocation and U.S. workforce reduction:  In January 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of its manufacturing operations to Singapore. As a result of the continued semiconductor equipment downturn, and to better align its cost structure with the market demand for its products, the Company announced further workforce reductions in October 2002. Overall, 228 employees were designated for termination and 196 employees were terminated. The Company recorded a restructuring charge of $3.1 million in 2002. During the first quarter of 2003, an additional 3 employees were designated for termination, and 21 were terminated; and the Company recorded a restructuring charge of $0.2 million. During the second quarter of 2003, an additional 93 employees were designated for termination and 83 were terminated; and the Company recorded a restructuring charge of $2.1 million.

International office closures:  During September and October of 2002, the Company announced plans to close its sales office in Japan and other offices in Europe and Asia. During the fourth quarter of 2002, 38 employees were designated for termination and 28 were terminated. In 2002 the Company recorded a restructuring charge of $1.5 million for severance payments, legal and accounting fees related to the closures, and asset write-downs. In the first quarter of 2003, the Company credited the restructuring reserve $0.1 million for unutilized reserves related to the Scotland office closure. In June 2003, the Company closed its German sales office and recorded a restructuring charge of $0.3 million.

Details of the restructuring charges in 2002 through June 30, 2003, included in accrued liabilities, are as follows:

	2002 Quarters
In thousands	First	Second	Third	Fourth	Year-to-Date
Beginning balance	$—	$360	$237	$547	$—
Restructuring charges	1,679	308	663	1,963	4,613
Cash payments	(1,319)	(431)	(353)	(1,223)	(3,326)

Ending balance	$360	$237	$547	$1,287	$1,287

	2003 Quarters
In thousands	First	Second			Year-to-Date
Beginning balance	$1,287	$749			$1,287
Restructuring charges	97	2,384			2,481
Asset write-downs	—	(174)			(174)
Cash payments	(635)	(1,285)			(1,920)

Ending balance	$749	$1,674			$1,674

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded a net $0.7 million tax benefit for the six months ended June 30, 2003 representing the current estimated state and foreign tax provisions and a reversal of previously recorded foreign income tax reserves for years up to and including 2001. The foreign income tax reserve reversals related specifically to revised estimates of tax exposure in foreign jurisdictions. The Company recorded a net $1.2 million tax benefit for the six months ended June 30, 2002 representing the current estimated state tax provision and additional refunds that the Company claimed on its 2001 income tax return due to the change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002. The Company continues to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability.

COMMITMENTS AND CONTINGENCIES

In March 1997, the Company entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor was the owner of the leased property and had to provide at least 3% of the required funds in the form of at-risk equity. In July 1998, the lease agreement was amended to provide a construction allowance. That amendment also extended the expiration date of the lease to July 1, 2003. The lease agreement was further amended and effective in June 2001, required a mandatory collateralization of $48.3 million, which was reflected as restricted cash on the balance sheet. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of common stock.

On August 9, 2002, the lease was further modified into a self-funding structure. Under this new structure, third parties funded 15% of the lease balance and the Company funded the remaining 85% through a loan to the lessor, which was reflected as a long-term lease receivable on the balance sheet. This amendment also included adjustments to the interest rate and certain restrictive covenants, which were effective as of June 30, 2002. Furthermore, the self-funding structure reduced the mandatory collateralization amount to $7.2 million (reflected as restricted cash on the balance sheet in 2002), representing the amount advanced by the third parties and not self-funded by the Company. The monthly lease payments on the portion of the lease balance self-funded by the Company were based on the London Interbank Offering Rate (LIBOR). These amounts were the same as the interest payments due on the loan to the lessor. The monthly lease payments on the portion of the lease balance funded by the third parties were based on LIBOR plus basis points, provided the mandatory collateralization amount remained at the full $7.2 million advanced by the third parties. The total gross lease payments paid during the first quarter of 2003 was $0.05 million. The Company ceased to make any further lease payment after it completed the purchase of the leased building in March 2003.

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

In January 2002, the Company entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. In August 2000, the Company entered into a six-year lease agreement in Mumbai, India for 4,000 square feet with an annual lease payment of approximately $0.5 million, increasing at 15% per year. As a result of the Company’s announced sale of its Design for Manufacturing (DFM) and Fab Solutions software product lines to FEI Company (FEI) on July 15, 2003, the remaining term of the Company’s lease obligation in Mumbai, India will be assumed by FEI.

The Company’s total minimum annual rental commitments of $2.9 million as of June 30, 2003 are as follows: July to December 2003, $0.7 million and for each year of 2004, 2005, 2006, 2007 and thereafter at $1.0 million, $0.5 million, $0.3 million, $0.3 million and $0.1 million, respectively.

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

SUBSEQUENT EVENTS

On July 15, 2003, the Company announced the sale of its Design for Manufacturing (DFM) and Fab Solutions software product lines to FEI Company for $6.0 million in cash plus the assumption of certain liabilities, with $0.6 million of the cash consideration placed in escrow for one year from the closing date of the transaction, which occurred on July 15, 2003.

On July 16, 2003, the Company filed a Schedule TO with the Securities and Exchange Commission in connection with its Option Exchange Program pursuant to which eligible employee will have the opportunity to make a one-time election to cancel certain outstanding grants of stock options under the Electroglas, Inc. 1993 Long-Term Incentive Plan, the Electroglas, Inc. 1997 Stock Incentive Plan and the Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan and exchange them for a lesser number of new options at a new exercise price and with a new vesting schedule. The Company initiated this program in order to increase the motivational and retention value of its stock option program and to decrease the potentially dilutive effect of the large number of options held by employees that have exercise prices substantially above the current market price of the Company’s common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value upon issuance of a guarantee, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. In addition, FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company’s software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. The Company has adopted the disclosure provisions, and the full adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (SFAS 148). This statement amends SFAS

123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In additional, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 were effective for the Company’s fiscal year 2002. The Company adopted the interim disclosure requirements in the first quarter of fiscal 2003. The Company continues to account for stock-based compensation using APB 25 and has not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. The Company is currently assessing the impact of the recognition provisions of SFAS 123, as amended by SFAS 148 on the Company’s financial position or results of operations.

In December 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not otherwise change applicable revenue recognition criteria, and is applicable for the Company after June 2003. The Company is currently assessing the impact, if any, on its future revenue recognition.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on the Company’s consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, the Company’s consolidated financial position or results of operations may be adversely impacted.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS 149 will not have a material effect on its consolidated financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in the accounting practice for a number of financial instruments, including equity instruments with mandatory redeemable features and certain equity derivatives that are frequently used in connection with share repurchase programs. Currently the Company has no outstanding financial instruments as defined under SFAS 150 in its share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company adopted SFAS 150 on June 1, 2003 and the effect of adoption had no material impact on its financial position, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a supplier of semiconductor manufacturing equipment to the global semiconductor industry. Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to test semi-conduction wafers for quality and to improve their productivity and control their processes, optimizing manufacturing efficiency. We were formed on April 1, 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock, or IPO, on July 1, 1993, we assumed the assets and liabilities of the Electroglas division in the asset transfer. Following our IPO, we commenced operations as an independent corporation. We, through our predecessors, have been in the semiconductor equipment business for more than 40 years. We believe we are among the largest suppliers of wafer probers worldwide, having sold over 15,000 wafer probers.

In the past we have been involved in the development, manufacture, marketing, and servicing of semiconductor wafer inspection products and process management software products. Consistent with our strategy of focusing on our core business, automated wafer probers, in July 2003 we sold our Design for Manufacturing, and Fab Solutions software product lines, and we have discontinued further development of our wafer inspection products. We have now one consolidated business unit combining the 40 years of experience and resources of all three of our prior product divisions and focus on advancing wafer prober technologies for the semiconductor industry.

Additional information about Electroglas is available on our web site at www.electroglas.com. Electroglas makes available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities Exchange Commission, or the SEC. Information contained on our web site is not part of this Quarterly Report on Form 10-Q, or our Annual Report on Form 10-K, or our other filings with the SEC.

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

Revenue recognition

We recognize revenue on the sale of our semiconductor manufacturing equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions and when we are assured of our ability to collect from our customer. We sell to an industry that is highly cyclical with periods of high demand and significant oversupply. The companies in the semiconductor equipment manufacturing industry continue to consolidate as they are faced with rapidly increasing capital requirements and expensive technological change. In recognizing revenue we make certain assumptions and estimates, namely: for our legacy products, we recognize revenue upon product shipment or delivery on the basis that we have a legally enforceable claim on payment and for our newer products, we recognize revenue upon signed customer acceptance. With respect to collections from our customers, we assume, based on past history, that we will continue to collect our receivables from them without significant delays in payments or product concessions, despite the fact that they have larger financial size relative to us and despite our dependence on them in a heavily concentrated industry.

We recognize revenue on software licenses upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable. For contracts with multiple obligations (e.g. maintenance, unspecified upgrades), we allocate revenue to each component of the contract based on objective evidence of its fair value or for products not being sold separately, and the price established by management. We recognize revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period.

Inventory valuation

We value our inventories at the lower of cost or market using the first-in, first-out method. We may record charges to write down inventory due to excess, obsolete and slow moving inventory based on analysis of the impact of changes in technology on our products, the timing of these changes and our estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. We are using a rolling twelve-month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. If there is continued weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write-downs of inventories may be required which may negatively impact gross margins in future periods.

Long-lived assets

We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our market share. Further, in the course of reviewing our business operations, we may consider divesting certain business operations. Changes in these estimates and business divestures could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record additional asset write-downs in the future.

Restructuring and Impairment Charges

We account for restructuring charges under the provision of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) effective January 1, 2003. SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. Additionally, we accounted for restructuring activities prior to 2003 under the provisions of SAB 100, “Restructuring and Impairment Charges” and EITF 94-3. Accordingly, restructuring accruals were recorded when management initiated an exit plan that would cause us to incur costs with no future economic benefit. Additionally, certain restructuring charges related to asset impairments are recorded in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Warranty Liability

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

Allowance for doubtful accounts

We closely monitor the collection of our accounts receivables and record a reserve for doubtful accounts against specifically identified amounts that we believe are irrecoverable. We sell primarily to large, well-established semiconductor manufacturers and semiconductor test companies and we have not experienced significant doubtful accounts losses in the past. We have, however, experienced slow downs in receivable collections, especially during semiconductor equipment down cycles, as customers extend their payment schedules to conserve their cash balances. If our customers continue to experience down cycles or their financial conditions were to deteriorate, we may be required to increase our reserve for doubtful accounts.

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

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	101.8	93.8	96.7	94.7

Gross profit (loss)	(1.8)	6.2	3.3	5.3
Operating expenses:
Engineering, research and development	62.9	42.8	67.3	52.1
Sales, general and administrative	69.8	51.4	114.0	61.7
Restructuring and impairment charges	23.1	1.5	12.5	2.1

Total operating expenses	155.8	95.7	193.8	115.9

Operating loss	(157.6)	(89.5)	(190.5)	(110.6)
Interest income (expense), net	(3.9)	2.7	(9.1)	4.1
Other income (expense), net	2.0	0.3	(0.9)	1.1

Income (loss) before income taxes	(159.5)	(86.5)	(200.5)	(105.4)
Provision (benefit) for income taxes	(6.8)	0.1	(3.3)	(3.9)

Net loss	(152.7)%	(86.6)%	(197.2)%	(101.5)%

Net Sales

Net sales for the three and six month periods ended June 30, 2003 were $10.3 million, $19.8 million, down 50% and 39% from prior year amounts of $20.5 million and $32.2 million, respectively. The decreases were primarily due to lower system unit sales of probers as customers continued to curtail their capital spending or delay shipments in response to the persisting industry excess production capacity conditions resulting from the negative global political and economic climates. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause our sales to fluctuate on a quarterly basis. Net sales are comprised of prober and inspection systems, software, and aftermarket sales, consisting primarily of after-sales services, spare parts and upgrades. Service revenue has traditionally been less than 10% of the Company’s net sales. Net sales of the Company’s products are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2003	2002	2003	2002
Prober and inspection systems	$5,490	$13,681	$10,581	$20,074
Software products	1,438	2,259	3,212	4,350
Aftermarket sales	3,407	4,590	6,007	7,776

	$10,335	$20,530	$19,800	$32,200

International sales as a percentage of total sales for the three and six month periods ended June 30, 2003 were 70% and 69%, respectively as compared to 44% and 36% for the same prior year periods. The Company expects international sales continuously to represent a significant percentage of net sales, and fluctuate as a percentage of total sales as individual manufacturers and semiconductor test companies address their capacity needs at differing stages of the semiconductor cycle.

Gross Profit (loss)

Gross profit (loss), as a percentage of sales, for the three and six month periods ended June 30, 2003 was (1.8%) and 3.3% as compared to 6.2% and 5.3% for the same prior year periods. The decrease in gross profit of $1.5 million and $1.1 million for the three and six month periods ended June 30, 2003 as compared to 2002 was primarily due to additional inventory and warranty reserves of $1.7 million recorded in the second quarter of 2003 related to the wind-down of the Company’s inspection product business. We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, the move of manufacturing operations to Singapore, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts as was experienced throughout 2001 and 2002, which may result in excess inventory. Consequently, additional write-downs of inventories may be required, which may negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

	Three months ended June 30,		Six months ended June 30,
In thousands	2003	2002	2003	2002
ER&D	$6,501	$8,795	$13,318	$16,765
ER&D as a % of net sales	62.9%	42.8%	67.3%	52.1%

The decreases in the three and six month periods of 2003 over 2002 in absolute dollars were primarily due to reduced employee related costs, and costs for outside services. As a percentage of net sales, engineering, research and development expenses increased as a result of fluctuations in net sales and other operating expenses. During the current business cycle downturn, we intend to control discretionary expenses and continue investing in our new product programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
SG&A	$7,211	$10,555	$22,575	$19,855
SG&A as a % of net sales	69.8%	51.4%	114.0%	61.7%

The decrease in the three month period of 2003 over 2002 was primarily due to reduction in employee related costs and consulting service costs. The increase for the six month period in 2003 over 2002 was primarily due to the additional rent charge of $8.5 million recorded in the quarter ended March 31, 2003 related to the amortization of the deficiency between the fair value and the guaranteed residual value of our San Jose campus, which was favorably offset by headcount reductions and other cost savings as a result of further spending restrictions and cost control measures. As a percentage of net sales, sales, general and administration expenses increased as a result of fluctuations in net sales and other operating expenses. Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Restructuring Charges

Singapore relocation and U.S. workforce reduction: In January 2002, we announced a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. As a result of the continued semiconductor equipment downturn, and to better align our cost structure with the market demand for our products, we announced our further workforce reduction in October 2002. Overall, 228 employees were designated for termination and 196 employees were terminated. We recorded a restructuring charge of $3.1 million in 2002. During the first quarter of 2003, an additional 3 employees were designated for termination, and 21 were terminated; and we recorded a restructuring charge of $0.2 million. During the second quarter of 2003, an additional 93 employees were designated for termination and 83 were terminated; and we recorded a restructuring charge of $2.1 million.

International office closures: During September and October of 2002, we announced plans to close our sales office in Japan and other offices in Europe and Asia. In sum, 38 employees were designated for termination and 28 were terminated during the fourth quarter of 2002. In 2002 we recorded a restructuring charge of $1.5 million for severance payments, legal and accounting fees related to the closure, and asset write-downs. In the first quarter of 2003, we credited the restructuring reserve $0.1 million for unutilized reserves related to the Scotland office closure. In June 2003, we closed down our Germany sales office and recorded a restructuring charge of $0.3 million.

Interest Income (Expense), net

Interest income (expense), net for the three and six month periods ended June 30, 2003 was ($0.4) million and ($1.8) million as compared to $0.6 million and $1.3 million for the same prior year periods. The change for the three month period in 2003 over 2002 was primarily due to lower cash and short-term investment balances, and the change for the six month period in 2003 over 2002 was primarily due to a $1.0 million non-cash interest expense charge related to the beneficial conversion feature triggered during the first quarter ended March 31, 2003 related to our convertible subordinated notes (See Convertible Subordinated Notes Footnote), and a decline in interest income due to lower cash and short-term investment balances.

Other Income (Expense), net

Other income (expense), net for the three and six month periods ended June 30, 2003 was $0.2 million and ($0.2) million as compared to $0.06 million and $0.4 million for the same prior year periods. The change for the three month period in 2003 over 2002 was primarily due to increased foreign exchange gain, and the change for the six month period in 2003 over 2002 was primarily due to a $0.5 million loss on disposal of demo equipment and other fixed assets.

Provision (Benefit) for Income Taxes

We recorded a net $0.7 million tax benefit for the six months ended June 30, 2003 representing the current estimated state and foreign tax provisions and a reversal of previously recorded foreign income tax reserves for years up to and including 2001. The foreign income tax reserve reversals related specifically to revised estimates of tax exposure in foreign jurisdictions. We recorded a net $1.2 million tax benefit for the six months ended June 30, 2002 representing the current estimated state tax provision and additional refunds that we claimed on our 2001 income tax return due to the change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002. We continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $36.8 million at June 30, 2003, a decrease of $21.4 million from $58.2 million at December 31, 2002.

Cash used in operating activities was $32.1 million during the six months ended June 30, 2003 compared to $26.2 million for the same period last year, primarily due to an increase in net loss of $6.4 million. Cash provided by investing activities was $20.1 million for the six months of 2003 compared to $8.7 million for the same period last year. This was primarily related to the purchase of our San Jose campus in March 2003 at $37.2 million, offset by $48.3 million provided by a lease receivable and the release of restricted cash.

Cash from financing activities was $0.1 million from sales of common stock in the six months of 2003 compared to $34.3 million for the same prior year period, primarily due to a $33.0 million net proceeds raised from the issuance of convertible subordinated notes.

In June 2002, we completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on the fifteenth of June and December each year. Annual interest payments are $1.9 million. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which was triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 was less than the conversion price. On February 21, 2003, this feature was triggered. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash charge to interest expense in our first quarter fiscal 2003.

In March 1997, we entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor was the owner of the leased property and had to provide at least 3% of the required funds in the form of at-risk equity. In July 1998, the lease agreement was amended to provide a construction allowance. That amendment also extended the expiration date of the lease to July 1, 2003. The lease agreement was further amended and effective in June 2001, required a mandatory collateralization of $48.3 million, which was included in restricted cash on our balance sheet. This amendment also included an adjustment to the interest rate and certain restrictions on the repurchase of our common stock.

On August 9, 2002, the lease was further modified into a self-funding structure. Under this new structure, third parties funded 15% of the lease balance and we funded the remaining 85% through a loan to the lessor, which is reflected as a long-term lease receivable on our balance sheet. This amendment also included adjustments to the interest rate and certain restrictive covenants, which were effective as of June 30, 2002. Furthermore, the self-funding structure reduced the mandatory collateralization amount to $7.2 million (reflected as restricted cash on the balance sheet in 2002), representing the amount advanced by the third parties and not self-funded by us. The monthly lease payments on the portion of the lease balance self-funded by us are based on the London Interbank Offering Rate, or LIBOR. These amounts are the same as the interest payments due to us on the loan to the lessor. The monthly lease payments on the portion of the lease balance funded by the third parties are based on LIBOR plus basis points, provided the mandatory collateralization amount remains at the full $7.2 million advanced by the third parties. The total gross lease payments paid during the first quarter of 2003 was $0.05 million. We ceased to make any further lease payment after we completed the purchase of the leased building in March 2003.

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

In connection with their ongoing consolidations project, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), an Interpretation of ARB No. 51, in January 2003. For pre-existing transactions, the consolidation requirements generally become operative in the third quarter of 2003. Because we completed the purchase of the property in March 2003, FIN 46 does not have an impact on our current financial statements.

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. In August 2000, we entered into a six-year lease agreement in Mumbai, India for 4,000 square feet with an annual lease payment of approximately $0.5 million, increasing at 15% per year. As a result of our announced sale of the Design for Manufacturing (DFM) and Fab Solutions software product lines to FEI Company (FEI) on July 15, 2003, the remaining term of our lease obligation in Mumbai, India will be assumed by FEI.

Our principal source of liquidity as of June 30, 2003 consisted of $36.8 million of cash, cash equivalents, and short-term investments. We currently anticipate that our future cash from operations, and available cash and cash equivalents at June 30, 2003, should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2003. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impaired.

SUBSEQUENT EVENTS

On July 15, 2003, we announced the sale of our Design for Manufacturing (DFM) and Fab Solutions software product lines to FEI Company for $6 million in cash plus the assumption of certain liabilities, with $0.6 million of the cash consideration placed in escrow for one year from the closing date of the transaction, which occurred on July 15, 2003.

On July 16, 2003, we filed a Schedule TO with the Securities and Exchange Commission in connection with our Option Exchange Program pursuant to which eligible employee will have the opportunity to make a one-time election to cancel certain outstanding grants of stock options under the Electroglas, Inc. 1993 Long-Term Incentive Plan, the Electroglas, Inc. 1997 Stock Incentive Plan and the Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan and exchange them for a lesser number of new options at a new exercise price and with a new vesting schedule. We initiated this program in order to increase the motivational and retention value of our stock option program and to decrease the potentially dilutive effect of the large number of options held by employees that have exercise prices substantially above the current market price of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value upon issuance of a guarantee, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. In addition, FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company’s software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. We have adopted the disclosure provisions, and the full adoption of FIN 45 is not expected to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (SFAS 148). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 were effective for our fiscal year 2002. We adopted the interim disclosure requirements in the first quarter of fiscal 2003. We continue to account for stock-based compensation using APB 25 and have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. We are currently assessing the impact of the recognition provisions of SFAS 123, as amended by SFAS 148 on our financial position or results of operations.

In December 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not otherwise change applicable revenue recognition criteria, and is applicable for us after June 2003. We are currently assessing the impact, if any, on our future revenue recognition.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. We currently have no contractual relationship or other business relationship with a variable interest entity, therefore the adoption does not have an effect on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We believe that the adoption of SFAS 149 will not have a material effect on our consolidated financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in the accounting practice for a number of financial instruments, including equity instruments with mandatory redeemable features and certain equity derivatives that are frequently used in connection with share repurchase programs. Currently we have no outstanding financial instruments as defined under SFAS 150 in our share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We adopted SFAS 150 on June 1, 2003 and the effect of adoption had no material impact on our financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

Semiconductor industry downturns adversely affect our revenues and operating results.    Our business largely depends on capital expenditures by semiconductor manufacturers and semiconductor test companies, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. This end-user demand for these products has been significantly depressed for a number of quarters, and there has been very limited visibility as to the timing of turnaround in demand growth, and from which sector this growth will come. A protracted global economic slowdown would continue to adversely affect our business and results of operations. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The most recent downturn, which began in 2000 and continues today, has been severe and prolonged. Because of this prolonged downturn, semiconductor manufacturers are experiencing significant manufacturing excess capacity which has resulted in a significantly decreased demand for our products. We are unable to predict when the semiconductor industry will recover. As a result, our ability to accurately forecast future revenues and expense levels is limited. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by the need to invest in the engineering, research and development, and marketing required to penetrate targeted markets and maintain extensive customer service and support. During periods of rapid growth, we must be able to rapidly increase manufacturing capacity and personnel to meet customer demand. We cannot assure you that these objectives can be met, which would likely have a material and adverse effect on our business and operating results.

We have recently experienced substantial declines in revenues and increases in operating losses, and we may experience additional declines in revenues and increases in operating losses in the future.    Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues for the first two quarters of 2003 were $19.8 million compared to $32.2 million for the same period in 2002. This decline was due primarily to lower system unit sales of probers resulting from the current semiconductor industry downturn, excess capacity and the global economic slowdown. We incurred a net loss of $39.0 million for the first six months of 2003 compared to a net loss of $32.7 million for the same period in 2002. Continued current economic slowdown and continued decline in demand for our products and services and other factors could adversely affect our business in the near term and we may continue to experience additional declines in revenue and increases in operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it. Further, we currently anticipate that our future cash from operations, and available cash and cash equivalents at June 30, 2003, should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2003. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price.    We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. In addition, for the first six months of 2003, five of our customers accounted for 53% of net sales. For the years ended December 31, 2002 and 2001, five of our customers accounted for 41% and 39%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected.    We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products, particularly those related to the implementation of our strategy to become a process management tool provider. As a result, we expect to continue to make investments in engineering, research and development. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers, markets related to the growth of the “Strip” test market for final test will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.    We have experienced a fluctuations in our international sales and operations. International sales accounted for 70% of our net sales for the first six months of 2003 and accounted for 48% and 51% of our net sales for 2002 and 2001, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

If we do not realize cost savings from moving the manufacturing operations of our probers to Singapore, our business and results of operations will be negatively impacted.    In January 2002, we announced plans to move prober manufacturing operations to Singapore to realize potential cost savings of 10% to 20% once full production is reached. We have recorded a restructuring charge of $1.3 million for 2002 in connection with this move. We cannot assure you that we will ultimately realize the expected cost savings.

Our business will be harmed if we cannot hire and retain key employees.    Our future success partly depends on our ability to hire and retain key personnel. We also need to attract additional skilled personnel in all areas to grow our business. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Our Common Stock is currently trading at a price significantly below the exercise price of most of our outstanding stock options. As a result, these “under water” options are less useful as a motivation and retention tool for our existing employees, however on July 16, 2003 we filed a schedule TO with the Securities and Exchange Commission in connection with an exchange offer to exchange certain options of eligible employees for new options with a new exercise price in order to increase the motivational and retention value of our stock option program.

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

ITEM 4.

(a)    CONTROLS AND PROCEDURES

As of the end of this period covered by this report, the Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(b)    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 20, 2003, the stockholders voted on the following matters:

(1)	Election of directors: Mel Friedman was elected as the Class I director with 15,761,530 affirmative votes and 4,693,721 abstention.
(2)	Approved the Amendment to the Company’s 1997 Stock Incentive Plan, with 10,341,708 affirmative votes, 8,451,898 negative votes, and 1,661,645 abstentions.
(3)	Ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2003, with 20,213,114 affirmative votes, 96,699 negative votes, and 145,438 abstentions.

PART II.    OTHER INFORMATION

ITEM 5.    RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges. The following table sets forth the ratio of earnings to fixed charges of the Company for the six months ended June 30, 2003 and each of the years 2002 through 1998.

Six months ended June 30, 003	2002	2001	2000	1999	1998
(1)	(1)	(1)	14x	8x	(1)

(1) We would have had to generate additional earnings for the six months ended June 30, 2003 and the years ended December 31, 2002, 2001, and 1998 of $39.0 million, $77.8 million, $41.6 million, and $34.2 million, respectively to achieve a ratio of 1:1.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 10-Q

a.  Exhibits.

12.1	Statement of Computation of Ratios.

31.1	Certification of Curtis S. Wozniak, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Curtis S. Wozniak, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K

We filed a report on Form 8-K on April 17, 2003 with respect to a press release of our operating results for the first quarter 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

DATE: August 7, 2003	BY:	/s/ Thomas E. Brunton
Thomas E. Brunton Chief Financial Officer, Principal Financial and Accounting Officer