Form 10-Q
period 2003-09-30
ELECTROGLAS INC
filed 2003-11-13
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of October 25, 2003, 21,600,000 shares of the Registrant’s common stock, $0.01 par value, were outstanding (excluding 155,275 shares held by the Company as treasury stock).

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements include, without limitation, statements regarding:

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;

•	Our expectation that international sales will continue to represent a significant percentage of net sales;

•	Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle downturn;

•	Our anticipation that our future cash from operations, available cash and cash equivalents at September 30, 2003, and proceeds from additional borrowings should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs;

•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results;

•	Our ability to continue to collect our receivables without significant delays in payments or product concessions; and

•	Our expectation that we will not recognize any significant tax benefits in our results of operations due to estimated state tax provision and refunds that we claimed on our 2001 income tax returns.

The forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward looking statements. These risks and uncertainties include:

•	Continued downturn in the semiconductor industry;

•	The ability to secure additional funding, if needed;

•	The ability to achieve broad market acceptance of existing and future products; and

•	Loss of one or more of our customers.

For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward looking statements, see the disclosure contained under the heading “Factors that May Affect Results and Financial Condition” in this Quarterly Report or Form 10-K. All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed from time to time in our Reports on Forms 10-K, 10-Q, 8-K and other reports filed from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$10,826	$11,731	$30,626	$43,931
Cost of sales	7,853	11,012	26,993	41,498

Gross profit	2,973	719	3,633	2,433
Operating expenses:
Engineering, research and development	4,413	7,659	17,731	24,424
Sales, general and administrative	5,722	9,920	28,297	29,775
Restructuring and impairment charges	2,321	1,146	5,146	1,814

Total operating expenses	12,456	18,725	51,174	56,013

Operating loss	(9,483)	(18,006)	(47,541)	(53,580)
Interest income (expense), net	(485)	(114)	(2,294)	1,211
Gain on revaluation of warrants	—	2,264	—	2,264
Gain on sale of software product lines	6,383	—	6,383	—
Other income (expense), net	(18)	111	147	462

Loss before income taxes	(3,603)	(15,745)	(43,305)	(49,643)
Provision (benefit) for income taxes	(97)	15	(756)	(1,230)

Net loss	$(3,506)	$(15,760)	$(42,549)	$(48,413)

Basic and diluted net loss per share	$(0.16)	$(0.75)	$(2.01)	$(2.30)

Shares used in basic and diluted calculations	21,332	21,102	21,215	21,052

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,250	$35,727
Short-term investments	8,851	22,428
Accounts receivable, net of allowances of $966 and $428	12,033	10,771
Inventories	22,099	26,650
Prepaid expenses and other current assets	2,028	2,460

Total current assets	68,261	98,036
Restricted cash	—	7,245
Long-term lease receivable	—	41,055
Property, plant and equipment, net	47,092	15,391
Goodwill, net	2,099	2,099
Other intangible assets, net	420	1,072
Other assets	7,538	8,282

Total assets	$125,410	$173,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,840	$4,065
Accrued liabilities	10,660	16,411

Total current liabilities	15,500	20,476
Convertible subordinated notes	33,512	33,169
Non-current liabilities	9,729	11,490

Total liabilities	58,741	65,135

Commitments and contingencies (see footnote)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,588 and 21,392 shares issued, and 21,433 and 21,237 outstanding	216	214
Additional paid-in capital	158,842	157,605
Accumulated deficit	(90,049)	(47,502)
Accumulated other comprehensive income (loss)	(44)	24
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	66,669	108,045

Total liabilities and stockholders’ equity	$125,410	$173,180

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2002

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows used in operating activities
Net loss	$(42,549)	$(48,413)
Charges to net loss not affecting cash	1,454	5,535
Changes in current assets and liabilities	(803)	877

	(41,899)	(42,001)

Cash flows provided by investing activities
Capital expenditures	(37,454)	(8,958)
Proceeds from long-term lease receivable and release of restricted cash	48,300	—
Proceeds from sale of software product lines	4,890	—
Purchases of investments	(13,281)	(8,243)
Maturities of investments	26,782	32,865
Other	12	(2,307)

	29,249	13,357

Cash flows provided by financing activities
Net proceeds from issuance of convertible subordinated notes	—	32,615
Short-term borrowings	—	(1,171)
Sales of common stock	217	1,400

	217	32,844
Effect of exchange rate changes on cash	(44)	(9)

Net (decrease)/increase in cash and cash equivalents	(12,477)	4,191
Cash and cash equivalents at beginning of period	35,727	40,565

Cash and cash equivalents at end of period	$23,250	$44,756

Supplemental cash flow disclosures:
Gross proceeds from issuance of convertible subordinated notes	$—	$35,500
Fees paid to placement agent	—	(2,485)
Fees paid in connection with debt offering	—	(400)

Net proceeds from issuance of convertible subordinated notes	$—	$32,615

Non-cash flow disclosure:
Long-term lease receivable	$—	$41,055
Restricted cash	—	(41,055)

Net adjustment	$—	$—

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company’s fiscal year end is December 31. The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

INVENTORIES

The following is a summary of inventories by major category:

In thousands	September 30, 2003	December 31, 2002
Raw materials	$14,037	$15,326
Work in process	5,672	8,756
Finished goods	2,390	2,568

	$22,099	$26,650

The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine obsolescence and excess quantities, and reduces the value when appropriate. The Company’s previously announced intended sale of its optical wafer inspection operations was not consummated and the Company has discontinued further development of wafer inspection products. As a result of this decision, the Company recorded $0.9 million of inventory writedowns in the quarter ended June 30, 2003.

GOODWILL, NET

The Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142). The Company completed the transitional impairment test of goodwill as of January 1, 2002 during the second quarter of 2002 and conducted the required annual test as of September 30, 2002, and concluded that no impairment existed. The Company undertakes to carry out impairment tests on an annual basis and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of its unamortized goodwill balance. The Company will perform its annual impairment test of goodwill in the fourth quarter of 2003.

OTHER INTANGIBLE ASSETS, NET

Amortization expense for other intangible assets for the three and nine-month periods ended September 30, 2003 and 2002 was $0.2 million and $0.7 million. The following is a summary of other intangible assets, net:

In thousands	September 30, 2003	December 31, 2002
Licenses and other intellectual property	$2,400	$2,440
Developed technology	705	760
Other	17	449

Gross intangible assets	3,122	3,649
Less accumulated amortization	(2,702)	(2,577)

Other intangible assets, net	$420	$1,072

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

	Stock Option Plans		Employee Stock Purchase Plan
	Nine months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Expected dividend yield	—	—	—	—
Expected stock price volatility	87.7%	75.0%	87.7%	75.0%
Risk-free interest rate	2.5%	1.4%	2.5%	1.4%
Expected life (years)	4.0	4.0	0.5	0.5

No stock-based employee compensation cost is reflected in the net loss for the three and nine-month periods ended September 30, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period.

The following table illustrates the effect on net loss per share if the Company had accounted for its stock option under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2003	2002	2003	2002
Net loss—as reported	$(3,506)	$(15,760)	$(42,549)	$(48,413)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(727)	(1,950)	(3,494)	(6,371)

Pro forma net loss	$(4,233)	$(17,710)	$(46,043)	$(54,784)

Net loss per share:
Basic and diluted—as reported	$(0.16)	$(0.75)	$(2.01)	$(2.30)

Basic and diluted—pro forma	$(0.20)	$(0.84)	$(2.17)	$(2.60)

On July 16, 2003, the Company filed a Schedule TO with the Securities and Exchange Commission in connection with its Option Exchange Program pursuant to which eligible employees had the opportunity to make a one-time election to cancel certain outstanding grants of stock options under the Electroglas, Inc. 1993 Long-Term Incentive Plan, the Electroglas, Inc. 1997 Stock Incentive Plan and the Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan and exchange them for a lesser number of new options at a new exercise price and with a new vesting schedule. The Company initiated this program to increase the motivational and retention value of its stock option program and to decrease the potentially dilutive effect of the large number of options held by employees that had exercise prices substantially above the current market price of the Company’s common stock. During the third quarter of 2003, 727,475 shares were surrendered and cancelled under the Option Exchange Program.

SALE OF SOFTWARE PRODUCT LINES

On July 15, 2003, the Company sold certain software product lines (CADNav, Merlin, YieldManager, LCD-YM) and related assets to FEI Company (“FEI”) for $6.0 million in cash ($0.6 million escrowed and restricted for one year), plus the assumption of $2.5 million of liabilities. In the third quarter of 2003, the Company recorded a gain on this sale of $6.4 million after deducting from the consideration the book value of sold assets, transaction and other related costs, and the Company’s obligation to FEI under indemnification provisions of the agreement. As part of this transaction, the Company has indemnified FEI for certain representations and warranties over periods ranging from twelve to forty-eight months. A $0.1 million reserve was established for the net present value of the Company’s guarantee obligations under the indemnification provisions.

NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2003	2002	2003	2002
Numerator: Net loss	$(3,506)	$(15,760)	$(42,549)	$(48,413)
Denominator: Basic and diluted weighted average shares	21,332	21,102	21,215	21,052

Basic and diluted net loss per share	$(0.16)	$(0.75)	$(2.01)	$(2.30)

Additional disclosure:
Shares excluded from calculations:
Stock options	3,323	4,243	3,836	3,953
Shares held in escrow in connection with the Company’s previous acquisitions	26	112	26	112

	3,349	4,355	3,862	4,065

These shares were excluded from the net loss per share calculations because the Company was in a loss position and the effect of their inclusion would be anti-dilutive.

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on the fifteenth of June and December. Annual interest payments are $1.9 million, and will result in a charge to interest expense until the end of the term of the notes. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which is triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 was less than the conversion price. On February 21, 2003, this feature was triggered. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash interest charge to the Company’s operating results for the first quarter of 2003.

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

WARRANTY LIABILITY

The Company warrants products for a period of twelve months and accrues a current liability for the estimated cost of warranty upon shipment. For established products this accrual is based on historical experience and for newer products this accrual is based on estimates from similar products. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. If the Company experiences unforeseen technical problems with its products in future periods to meet product warranty requirements, revisions to the estimated cost of warranty may be required and gross margins will be negatively impacted.

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Revenue	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Three months ended September 30, 2003	$2,411	$5	$(719)	$103	$1,800
Three months ended September 30, 2002	2,247	—	—	(4)	2,243

Nine months ended September 30, 2003	$2,474	$865	$(1,279)	$(260)	$1,800
Nine months ended September 30, 2002	1,839	414	—	(10)	2,243

The Company’s previously announced intended sale of its optical wafer inspection operations was not consummated and the Company has discontinued further development of wafer inspection products. As a result of this decision, the Company recorded approximately $0.8 million additional warranty reserves in the quarter ended June 30, 2003.

COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
In thousands	2003	2002	2003	2002
Net loss	$(3,506)	$(15,760)	$(42,549)	$(48,413)
Unrealized loss on investments	4	(64)	(67)	(298)
Foreign currency translation adjustments	—	14	—	(3)

Comprehensive loss	$(3,502)	$(15,810)	$(42,616)	$(48,714)

Comprehensive loss includes net loss as well as additional other comprehensive income/(loss) such as unrealized gains (losses) on investments and foreign currency translation adjustments. The following schedule summarizes the components of accumulated other comprehensive income (loss), net of related tax:

In thousands	September 30, 2003	December 31, 2002
Unrealized (loss) gains on investments	$(10)	$58
Foreign currency translation adjustments	(34)	(34)

Accumulated other comprehensive income (loss)	$(44)	$24

SEGMENT INFORMATION

The following is a summary of the Company’s net sales by geographic regions:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2003	2002	2003	2002
North America	$3,864	$4,325	$10,078	$24,751
Asia	5,344	4,041	12,652	11,166
Europe	1,618	3,365	7,896	8,014

	$10,826	$11,731	$30,626	$43,931

Percentage of net sales
North America	36%	37%	33%	57%
Asia	49	34	41	25
Europe	15	29	26	18

	100%	100%	100%	100%

The following table presents summary information of the Company’s significant customers:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Customer A	10%	2%	13%	1%
Customer B	3%	22%	14%	12%
Customer D	19%	19%	16%	7%

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

RESTRUCTURING CHARGES

Singapore relocation and U.S. workforce reduction: In January 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of its manufacturing operations to Singapore. As a result of the continued semiconductor equipment downturn, and to better align its cost structure with the market demand for its products, the Company announced further workforce reductions in October 2002. Overall, 228 employees were designated for termination and 196 employees were terminated. The Company recorded a restructuring charge of $3.1 million in 2002. During the first quarter of 2003, an additional 3 employees were designated for termination, and 21 were terminated; and the Company recorded a restructuring charge of $0.2 million. During the second quarter of 2003, an additional 93 employees were designated for termination and 83 were terminated; and the Company recorded a restructuring charge of $2.1 million. During the third quarter of 2003, an additional 34 employees were designated for termination and 37 were terminated, and the Company recorded a restructuring charge of $1.0 million.

International office closures: During September and October of 2002, the Company announced plans to close its sales office in Japan and other offices in Europe and Asia. During the fourth quarter of 2002, 38 employees were designated for termination and 28 were terminated. In 2002, the Company recorded a restructuring charge of $1.5 million for severance payments, legal and accounting fees related to the closures, and asset write-downs. In the first quarter of 2003, the Company credited the restructuring reserve $0.1 million for unutilized reserves related to the Scotland office closure. During the second quarter of 2003, the Company closed its German sales office and recorded a restructuring charge of $0.3 million. During the third quarter of 2003, the Company credited the restructuring reserve $0.1 million for unutilized reserves related to the closure of the Korea office and recorded a $0.1 million reserve related to the closure of the Taiwan sales office.

Details of the restructuring charges in 2002 and through September 30, 2003, included in accrued liabilities, are as follows:

	2002 Quarters
In thousands	First	Second	Third	Fourth	Year-to-Date
Beginning balance	$—	$360	$237	$547	$—
Restructuring charges	360	308	663	1,963	3,294
Cash payments	—	(431)	(353)	(1,223)	(2,007)

Ending balance	$360	$237	$547	$1,287	$1,287

	2003 Quarters
In thousands	First	Second	Third		Year-to-Date
Beginning balance	$1,287	$749	$1,674		$1,287
Restructuring charges	97	2,384	1,024		3,505
Asset write-downs	—	(174)	(24)		(198)
Cash payments	(635)	(1,285)	(1,509)		(3,429)

Ending balance	$749	$1,674	$1,165		$1,165

The Company estimates that approximately $0.9 million of the accrued restructuring charges as of September 30, 2003 will be paid in the fourth quarter of 2004 with the balance to be paid over the next twelve months.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded a net tax benefit for the nine-month period ended September 30, 2003 in the amount of $0.8 million which represents the current estimated state and foreign income tax provisions and a reversal of previously recorded state and foreign income tax reserves. The Company recorded a net tax benefit for the nine months ended September 30, 2002 in the amount of $1.2 million which represents the estimated state tax provision and additional refunds that the Company claimed on its 2001 income tax returns due to the change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002. The Company continues to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability. Until such time, the Company would not expect to recognize any significant tax benefits in its results of operations.

COMMITMENTS AND CONTINGENCIES

In March 1997, the Company entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a lease that is treated as an operating lease for accounting purposes and a capital lease for tax purposes. Under our synthetic lease, third party lessors funded 100% of the acquisition and construction costs relating to properties leased to us.

In January 2003, the Company provided the lessors with a notice to purchase the San Jose, California property by March 2003. In December, the Company received a fair market appraisal of the property for $37.2 million, $11.3 million less than the guaranteed residual lease value of $48.3 million. Under EITF 96-21, Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities, beginning on the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease. Because the Company provided the lessor with a notice to purchase the leased assets by March 2003, the gross lease payments were calculated over the remaining four months of the lease. Thus, the Company began amortizing the $11.3 million deficiency at $2.8 million per month effective December 2002, and recorded $8.5 million of additional rent expense in the first quarter of 2003. The Company completed the purchase of the property in March 2003. The long-term lease receivable and cash collateral were used to fund the purchase price. The land and buildings were recorded at fair value plus closing costs, approximately $37.2 million and the accrued rent of $11.3 million was paid. As a result of the purchase, depreciation expense has increased by approximately $0.9 million per year, and rent expense and interest income has decreased by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates, effective the second quarter of 2003.

In January 2002, the Company entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. In August 2000, the Company entered into a six-year lease agreement in Mumbai, India for 4,000 square feet with an annual lease payment of approximately $0.5 million, increasing at 15% per year. This lease was assumed by FEI as part of the Company’s sale of certain of its software product lines to FEI in the third quarter of 2003.

The Company’s total minimum annual rental commitments of $2.6 million as of September 30, 2003 are as follows: October to December 2003, $0.4 million and for each year from 2004 thru 2010 at $0.9 million, $0.5 million, $0.3 million, $0.3 million, $0.09 million, $0.09 million, and $0.07 million, respectively.

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

Some customers using certain of the Company’s products have received a notice of infringement from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. Certain of these customers have notified the Company that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from the Company for some damages or expenses resulting from this matter. The Company has in turn notified its suppliers that, in the event it is subsequently determined that the Company’s customers are determined to infringe and that the Company is responsible for any associated costs and fees, that the Company may seek reimbursement for the resultant costs and fees. In addition, some of our suppliers were notified that their equipment may infringe certain patents currently held by Lemelson. The Company believes that its products do not infringe the Lemelson patents. Certain of our suppliers are currently engaged in litigation with Lemelson involving 17 of its patents, and the validity of those patents has been placed in issue. The trial ended in January 2003, post trial briefs will be reviewed and it is expected that a decision will be made during the fourth quarter of 2003. In the future, it is possible that the Company may be required to participate in the litigation. The Company may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation on its business. To the best of the Company’s knowledge, Lemelson has not asserted that the Company may be liable for infringing its patents.

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

In the past we have been involved in the development, manufacture, marketing, and servicing of semiconductor wafer inspection products and process management software products. Consistent with our strategy of focusing on our core business, automated wafer probers, in July 2003 we sold our Design for Manufacturing, and Fab Solutions software product lines, and we have discontinued further development of our wafer inspection products. We have now one consolidated business unit combining the 40 years of experience of our prior product divisions and focus on advancing wafer prober technologies for the semiconductor industry.

Additional information about Electroglas is available on our web site at www.electroglas.com. Electroglas makes available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities Exchange Commission (“SEC”). Information contained on our web site is not part of this Quarterly Report on Form 10-Q, or our Annual Report on Form 10-K, or our other filings with the SEC.

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

We recognize revenue on software licenses upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable. For contracts with multiple obligations (e.g. maintenance, unspecified upgrades), we allocate revenue to each component of the contract based on vendor specific objective evidence of its fair value or for products not being sold separately, and the price established by management. We recognize revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period.

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

Restructuring and impairment charges

We account for restructuring charges under the provision of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective January 1, 2003. SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. Additionally, we accounted for restructuring activities prior to 2003 under the provisions of SAB 100, “Restructuring and Impairment Charges” and EITF 94-3. Accordingly, restructuring accruals were recorded when management initiated an exit plan that would cause us to incur costs with no future economic benefit. Additionally, certain restructuring charges related to asset impairments are recorded in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Warranty liability

We generally warrant our products for a period of twelve months and we accrue a current liability for the estimated cost of warranty upon shipment. For our established products this accrual is based on historical experience and for our newer products this accrual is based on estimates from similar products. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. If we experience unforeseen technical problems with our products in future periods to meet our product warranty requirements, revisions to our estimated cost of warranty may be required, and our gross margins will be negatively impacted.

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

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.5	93.9	88.1	94.5

Gross profit	27.5	6.1	11.9	5.5
Operating expenses:
Engineering, research and development	40.8	65.3	57.9	55.6
Sales, general and administrative	52.9	84.5	92.4	67.8
Restructuring and impairment charges	21.4	9.8	16.8	4.1

Total operating expenses	115.1	159.6	167.1	127.5

Operating loss	(87.6)	(153.5)	(155.2)	(122.0)
Interest income (expense), net	(4.5)	(0.9)	(7.5)	2.8
Gain on revaluation of warrants	—	19.3	—	5.2
Gain on sale of software product lines	59.0	—	20.8	—
Other income (expense), net	(0.2)	0.9	6.5	1.0

Loss before income taxes	(33.3)	(134.2)	(141.4)	(113.0)
Provision (benefit) for income taxes	(0.9)	0.1	(2.5)	(2.8)

Net loss	(32.4)%	(134.3)%	(138.9)%	(110.2)%

Net Sales

Net sales for the three and nine-month periods ended September 30, 2003 were $10.8 million and $30.6 million, down 8% and 30% from prior year amounts of $11.7 million and $43.9 million, respectively. These decreases were primarily due to lower unit sales and lower average selling prices on sales of probers as customers continued to curtail their capital spending or delay shipments in response to the persisting industry excess production capacity conditions resulting from the negative global political and economic climates. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause our sales to fluctuate on a quarterly basis. Net sales are comprised of prober and inspection systems, software, and aftermarket sales, consisting primarily of after-sales services, spare parts and upgrades. Service revenue has traditionally been less than 10% of the Company’s net sales. Net sales of the Company’s products are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2003	2002	2003	2002
Prober and inspection systems	$6,424	$5,684	$17,005	$26,089
Software products	689	2,151	3,901	6,501
Aftermarket sales	3,713	3,896	9,720	11,341

	$10,826	$11,731	$30,626	$43,931

International sales as a percentage of total sales for the three and nine month periods ended September 30, 2003 were 64% and 67%, respectively as compared to 63% and 44% for the same prior year periods. The Company expects international sales continuously to represent a significant percentage of net sales, and fluctuate as a percentage of total sales as individual manufacturers and semiconductor test companies address their capacity needs at differing stages of the semiconductor cycle.

Gross Profit

Gross profit, as a percentage of sales, for the three and nine month periods ended September 30, 2003 was 27.5% and 11.9% as compared to 6.1% and 5.5% for the same prior year periods. The increase in gross profit of $2.3 million and $1.2 million for the three and nine month periods ended September 30,

2003 as compared to 2002 was primarily due to lower manufacturing overhead as a result of the Company’s relocation of manufacturing operations from the US to Singapore and other restructuring efforts. This was offset somewhat by lower revenues per system due to lower average selling prices.

We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts as was experienced throughout 2001 and 2002, which may result in excess inventory. Consequently, additional write-downs of inventories may be required, which may negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2003	2002	2003	2002
ER&D	$4,413	$7,659	$17,731	$24,424
ER&D as a % of net sales	40.8%	65.3%	57.9%	55.6%

The decreases in the three and nine month periods of 2003 over 2002 in absolute dollars were primarily due to reduced employee headcount and related costs, reductions in outside services and the sale of software product lines to FEI. As a percentage of net sales, engineering, research and development expenses increased for the nine month period as a result of fluctuations in net sales. During the current business cycle downturn, we intend to control discretionary expenses and continue investing in our new product programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2003	2002	2003	2002
SG&A	$5,722	$9,920	$28,297	$29,775
ER&D as a % of net sales	52.9%	84.5%	92.4%	67.8%

The decreases in sales, general and administrative expenses in the three month and nine-month periods of 2003 over 2002 was primarily due to headcount reductions and other cost savings as a result of further spending restrictions and cost control measures. These decreases were partially offset by increased commissions to sales representative because of increased sales to Asia. In addition, these savings were offset by the additional rent charge of $8.5 million recorded in the quarter ended March 31, 2003 related to the amortization of the deficiency between the fair value and the guaranteed residual value of our San Jose campus. As a percentage of net sales, sales, general and administration expenses increased for the nine month period as a result of fluctuations in net sales. Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Restructuring Charges

Singapore relocation and U.S. workforce reductions:

In January 2002, we announced a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. As a result of the continued semiconductor equipment downturn, and to better align our cost structure with the market demand for our products, we announced further workforce reductions in October 2002. Overall, 228 employees were designated for termination and 196 employees were terminated. We recorded a restructuring charge of $3.1 million in 2002. During the first quarter of 2003, an additional 3 employees were designated for termination, and 21 were terminated and we recorded a restructuring charge of $0.2 million. During the second quarter of 2003, an additional 93 employees were designated for termination and 83 were terminated; and we recorded a restructuring charge of $2.1 million. During the third quarter of 2003, an additional 34 employees were designated for termination and 37 were terminated, and we recorded a restructuring charge of $1.0 million.

International office closures:

During September and October of 2002, we announced plans to close our sales office in Japan and other offices in Europe and Asia. During the fourth quarter of 2002, 38 employees were designated for termination and 28 were terminated. In 2002, we recorded a restructuring charge of $1.5 million for severance payments, legal and accounting fees related to the closure, and asset write-downs. In the first quarter of 2003, we credited the restructuring reserve $0.1 million for unutilized reserves related to the Scotland office closure. During the second quarter of 2003, we closed our Germany sales office and recorded a restructuring charge of $0.3 million. In the third quarter of 2003, the Company credited the restructuring reserve $0.1 million for unutilized reserves related to the closure of the Korea office and recorded a $0.1 million reserve related to the closure of our Taiwan sales office.

Impairment Charges

In the three and nine months ended September 30, 2003, the Company recorded $1.3 million and $1.6 million in impairment charges due to the write-off of idled fixed assets.

Interest Income (Expense), net

Interest income (expense), net for the three and nine-month periods ended September 30, 2003 was $(0.5) million and $(2.3) million as compared to $(0.1) million and $1.2 million for the same prior year periods. The change for the three and nine months period in 2003 over 2002 was primarily due to lower cash and short-term investment balances, and the change for the nine month period in 2003 over 2002 also included a $1.0 million non-cash interest expense charge related to the beneficial conversion feature triggered during the first quarter ended March 31, 2003 related to our convertible subordinated notes (See Convertible Subordinated Notes and Warrants Footnote).

Gain on Sale of Software Product Lines

On July 15, 2003, the Company sold certain software product lines (CADNav, Merlin, YieldManager, LCD-YM) and related assets to FEI Company for $6.0 million in cash ($0.6 million escrowed and restricted for one year) plus the assumption by FEI of $2.5 million of liabilities. In the third quarter of 2003, the Company recorded a gain on this sale of $6.4 million, after deducting from the consideration the book value of sold assets, transaction and other related costs, and the Company’s obligation to FEI under indemnification provisions of the agreement.

Other Income (Expense), net

Other income (expense), net for the three and nine-month periods ended September 30, 2003 was nearly zero and $0.1 million as compared to $0.1 million and $0.5 million for the same prior year periods.

Provision (Benefit) for Income Taxes

The Company recorded a net tax benefit for the nine months ended September 30, 2003 in the amount of $0.8 million which represents the current estimated state and foreign income tax adjustments to previously recorded state and foreign income tax reserves. The Company recorded a net tax benefit for the nine months ended September 30, 2002 in the amount of $1.2 million which represents the estimated state tax provision and additional refunds that the Company claimed on its 2001 income tax returns due to the change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002. The Company continues to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability. Until such time, the Company would not expect to recognize any significant tax benefits in its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $32.1 million at September 30, 2003, a decrease of $26.1 million from $58.2 million at December 31, 2002.

Cash used in operating activities was $41.9 million during the nine months ended September 30, 2003 compared to $42.0 million for the same period last year. While our net loss decreased by $5.9 million in the first nine months of 2003 compared to the same prior year period, this reduction in net loss was offset by a decrease in non-cash charges of $3.9 million and a decrease in changes in current assets and liabilities of $1.9 million.

Cash provided by investing activities was $29.3 million for the nine months of 2003 compared to $13.4 million for the same period last year. This was primarily related to $48.3 million provided by a lease receivable and the release of restricted cash, partially offset by the purchase of our San Jose campus in March 2003 at $37.2 million. In addition, we received net proceeds from the sale of our software product lines of $5.0 million. Utilization of investments decreased by $11.1 million to $13.5 million in the first nine months of 2003 as compared to $24.6 million for the same period last year.

Cash from financing activities was $0.2 million from sales of common stock in the nine months of 2003 compared to $1.4 million for the same prior year period. Cash from financing activities in the nine months of 2002 of $32.8 million was primarily comprised of $32.5 million net proceeds raised from the issuance of convertible subordinated notes.

In June 2002, we completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on the fifteenth of June and December each year. Annual interest payments are $1.9 million. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which was triggered if 115% of the average market price for 20 consecutive trading days prior to February 21, 2003 was less than the conversion price. On February 21, 2003, this feature was triggered. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash charge to interest expense in our first quarter of 2003.

In connection with their ongoing consolidations project, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), an Interpretation of ARB No. 51, in January 2003. For pre-existing transactions, the consolidation requirements generally became operative in the third quarter of 2003. In October 2003 the FASB issued FSP 46-6, which is effective for financial statements issued after October 9, 2003 and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after December 15, 2003. Because we completed the purchase of the San Jose, California property in March 2003, FIN 46 does not have an impact on our current financial statements for that transaction.

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million.

Our principal source of liquidity as of September 30, 2003 consisted of $32.1 million of cash, cash equivalents, and short-term investments. We currently anticipate that our future cash from operations, available cash and cash equivalents at September 30, 2003, and proceeds from additional borrowings should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impaired.

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

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

Semiconductor industry downturns adversely affect our revenues and operating results. Our business largely depends on capital expenditures by semiconductor manufacturers and semiconductor test companies, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. This end-user demand for these products has been significantly depressed for a number of quarters, and there has been very limited visibility as to the timing of turnaround in demand growth, and from which sector this growth will come. A protracted global economic slowdown would continue to adversely affect our business and results of operations. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The most recent downturn, which began in 2000 and continues today, has been severe and prolonged. Because of this prolonged downturn, semiconductor manufacturers are experiencing significant manufacturing excess capacity, which has resulted in a significantly decreased demand for our products. We are unable to predict when the semiconductor industry will recover. As a result, our ability to accurately forecast future revenues and expense levels is limited. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by the need to invest in the engineering, research and development, and marketing required to penetrate targeted markets and maintain extensive customer service and support. During periods of rapid growth, we must be able to rapidly increase manufacturing capacity and personnel to meet customer demand. We cannot assure you that these objectives can be met, which would likely have a material and adverse effect on our business and operating results.

We have recently experienced substantial declines in revenues and increases in operating losses, and we may experience additional declines in revenues and increases in operating losses in the future. Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues for the first three quarters of 2003 were $30.6 million compared to $43.9 million for the same period in 2002. This decline was due primarily to lower unit sales combined with lower average selling prices of probers resulting from the current semiconductor industry downturn, excess capacity and the global economic slowdown. We incurred a net loss of $42.5 million for the first nine months of 2003 compared to a net loss of $48.4 million for the same period in 2002. Continued current economic slowdown and continued decline in demand for our products and services and other factors could adversely affect our business in the near term and we may continue to experience additional declines in revenue and increases in operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it. Further, we currently anticipate that our future cash from operations, available cash and cash equivalents at September 30, 2003, and proceeds from additional borrowings should be sufficient to meet our anticipated needs for working capital and capital expenditures through for the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. In addition for the first nine months of 2003, five of our customers accounted for 51% of net sales. For the years ended December 31, 2002 and 2001, five of our customers accounted for 41% and 39%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

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

If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected. Our major competitors in the prober market are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”). Some of our competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our results of operations. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service and support. We can not assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

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

Some customers using certain of our products have received a notice of infringement from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. Certain of these customers have notified us that, in the event it is subsequently determined that the customer infringes certain of the Lemelson patents, they may seek reimbursement from us for some damages or expenses resulting from this matter. We have in turn notified our suppliers that, in the event it is subsequently determined that our customers are determined to infringe and that we are responsible for any associated costs and fees, that we may seek reimbursement for the resultant costs and fees. In addition, some of our suppliers have been notified that their equipment may infringe certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents. Certain of our suppliers are currently engaged in litigation with Lemelson involving 17 of its patents, and the validity of those patents has been placed in issue. The trial ended in January 2003, post trial briefs will be reviewed and it is expected that a decision will be made during the fourth quarter of 2003. In the future, it is possible that our participation in the litigation may be required. We may incur costs with respect to such participation and cannot predict the outcome of this or similar litigation or the effect of such litigation on our business. To the best of our knowledge, Lemelson has not asserted that we may be liable for infringing its patents.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 67% of our net sales for the first nine months of 2003 and accounted for 48% and 51% of our net sales for 2002 and 2001, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

Although these and similar regulatory, geopolitical and global economic factors have not yet had a material adverse effect on our operations, there can be no assurance that such factors will not adversely impact our operations in the future or require us to modify our current business practices. In addition, the laws of certain foreign countries where we do business may not protect our intellectual property rights to the same extent as do the laws of the United States. Further, we have found it difficult to penetrate the large Japanese market, which represents a significant percentage of the worldwide wafer prober market. We recently changed our sales strategy in Japan from a direct sales strategy to the use of distributors, and we closed our sales office in Japan. Our past sales in Japan have not been significant and we cannot assure you that the use of distributors will result in an increase in sales in this market.

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

Our business will be harmed if we cannot hire and retain key employees. Our future success partly depends on our ability to hire and retain key personnel. We also need to attract additional skilled personnel in all areas to grow our business. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Our Common Stock is currently trading at a price significantly below the exercise price of most of our outstanding stock options. As a result, these “under water” options are less useful as a motivation and retention tool for our existing employees. On July 16, 2003 we filed a schedule TO with the Securities and Exchange Commission in connection with an exchange offer to exchange certain options of eligible employees for new options with a new exercise price in order to increase the motivational and retention value of our stock option program. During the third quarter of 2003, 126 employees elected to participate in this program.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges. The following table sets forth the ratio of earnings to fixed charges of the Company for the nine months ended September 30, 2003 and each of the years 2002 through 1998.

Nine months ended September 30, 2003	2002	2001	2000	1999	1998
(1)	(1)	(1)	14x	8x	(1)

(1) We would have had to generate additional earnings for the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001, and 1998 of $43.3 million, $77.8 million, $41.6 million, and $34.2 million, respectively, to achieve a ratio of 1:1.

NEW CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Following the end of the Company’s third fiscal quarter, we issued a press release announcing that Keith L. Barnes has been named as the Company’s Chairman and Chief Executive Officer. On September 30, 2003, the Company and Mr. Barnes reached agreement on the principal terms of his proposed employment including salary, options to purchase common stock and other conditions of his employments. The Company entered into employment and severance agreements with Mr. Barnes, pursuant to which, among other equity rights received by Mr. Barnes, we granted Mr. Barnes an option to purchase 400,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on his date of employment and with vesting to occur based on satisfaction of certain performance goals or on October 29, 2008, whichever occurs first. Although not issued under the Company’s 1997 Stock Incentive Plan, the other terms of the 400,000 share option are generally consistent with the Company’s standard form of stock option agreement under that Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

a. Exhibits.

10.13*	Executive Employment Agreement between Electroglas, Inc. and Keith Barnes dated October 22, 2003

10.14*	Electroglas, Inc. Stock Option Award Agreement between Electroglas, Inc. and Keith Barnes dated October 28, 2003

10.15*	Resignation letter from Curt Wozniak to Electroglas, Inc. dated October 28, 2003

12.1	Statement of Computation of Ratios.

31.1	Certification of Keith L. Barnes, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Keith L. Barnes, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract.

b. Reports on Form 8-K

On July 15, 2003, the Company announced the sale of certain software product lines and narrowing financial guidance for the second quarter of 2003.

On July 24, 2003, the Company announced earnings results for the second quarter of 2003.

On July 29, 2003, the Company reported the sale of certain software product lines to FEI Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

DATE: November 13, 2003	BY:	/s/ Thomas E. Brunton

Thomas E. Brunton
Chief Financial Officer,
Principal Financial and Accounting Officer