Form 10-K
period 2003-12-31
ELECTROGLAS INC
filed 2004-03-24
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  To

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐    No ☒

As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $30,700,000, based on the closing sale price as reported on the Nasdaq National Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

As of February 28, 2004, the Registrant had 21,511,748 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders, to be held on May 20, 2004, are incorporated by reference into Part III of this Form 10-K.

ELECTROGLAS, INC.

FORM 10-K

For the Year Ended December 31, 2003

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;

•	Our expectation that international sales will continue to represent a significant percentage of net sales; and fluctuate as a percentage of total sales;

•	Our belief that the worldwide semiconductor market is at the early stages of recovery;

•	Our expectation to continue to invest in research and development of our wafer prober products and software to anticipate and address technological advances in semiconductor processing;

•	Our plan to continue to develop Value-Added Modules (VAMs) for our SORTmanager product line that allow users to customize and expand their test management capabilities as their needs evolve;

•	Our expectation that payroll and benefit payments will decrease by $7.5 million to $8.5 million in 2004 compared to 2003;

•	Our anticipation that the restructuring charges of $0.7 million which are included in accrued liabilities will be substantially paid in 2004;

•	Our anticipation that our available cash and cash equivalents at December 31, 2003 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through 2004;

•	Our belief that, based on historical experience and information currently available, that it is improbable that any amounts will be required to be paid under our software license agreements for indemnification against liabilities of a third party’s intellectual property rights or under our guarantee instruments to certain third parties as required for certain transactions;

•	Our intention to capitalize on our strong customer base and technical skills to further broaden existing product lines in our core prober business through internally developed products;

•	Our intention to continue to strengthen our existing customer relationships by continuing to provide high levels of service and support;

•	Our belief that there is a growing trend for semiconductor manufacturers to contract with other companies to perform their wafer sort operations;

•	Our belief that our ARGOS model provides what we believe is among the highest accuracy capabilities available in the auto prober market;

•	Our belief that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position;

•	Our belief that engineering, research and development expenses will decrease in absolute dollars in 2004 from 2003 levels due to the sales of our inspection products and software product lines during 2003;

•	Our expectation to continue to invest in research and development of our wafer prober products and to anticipate and address technological advances in semiconductor processing;

•	Our intention to control discretionary expenses and continue investing in new product development programs during the current business cycle downturn;

•	Our anticipation that our future cash from operations, available cash and cash equivalents at December 31, 2003, and proceeds from additional borrowings should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

•	Our belief that alternative sources of manufacturing or supplies exist or can be developed, if necessary;

•	Our belief that we compete favorably in our industry with respect to product performance, reliability, service and technical support, product improvements, price, established relationships with customers and product familiarity;

•	Our belief that we are not currently involved in any legal actions that are material;

•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, the move of manufacturing to Singapore, and excess manufacturing capacity costs;

•	Our belief that our current foreign exchange exposure in all international operations is not material to our consolidated financial statements;

•	Our belief that the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations;

•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results;

•	Our ability to continue to collect our receivables without significant delays in payments or product concessions;

•	Our belief that our products do not infringe on the Lemelson patents, as described in the subsection “Factors that May Affect Results and Financial Condition, Patents and other intellectual property” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	Our belief that the ultimate resolution of various lawsuits and claims that are filed against the Company in the ordinary course of business will not have a material adverse effect on the Company’s financial statements; and

•	Our valuation of our inventory based on our rolling forecast.

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

Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our

The EG5/300 ARGOS, Electroglas’ highest accuracy 300mm wafer prober, is designed for extremely tight-pitch probing on leading edge devices, which allows chipmakers to address the latest technology challenges semiconductor manufacturing customers use our wafer probers and network software to test semiconductor wafers for quality and to improve their productivity and control their processes, optimizing manufacturing efficiency. Electroglas’s installed base is one of the largest in the industry, having sold over 15,000 wafer probers.

In January 2001, we acquired Statware Inc., of Corvallis, Oregon, to further expand our network software product offerings in the test management area. Today, the Statware technology is the basis for our web-based applications that allow our customers to monitor and control probers from any location, as well as collect, analyze, and report critical test process information and automatically direct corrective action needed.

We are also involved in the development, manufacture, marketing, and servicing of test handlers as part of our strategy to be a comprehensive semiconductor test solutions provider. Built upon our proven prober technology, the test handlers expand available markets by providing solutions to the final test segment for today’s latest packaging technologies and test processes. This includes Wafer Level Packages (WLP), Known-Good Die (KGD), Microelectromechanical Systems (MEMS), ultra-thin and/or diced wafers. It also includes any package tested strip format, whether panel or leadframe such as Chip Scale Packages (CSP) or Ball Grid Arrays (BGA) as well as traditional Small Outline Integrated Circuits (SOIC).

In 2003, we set our focus on our core competency in wafer probing, delivering advanced wafer probers and extending our wafer probing technologies to drive equipment and process efficiencies throughout the back-end of the semiconductor manufacturing process. As a result we sold our Design for Manufacturing and Fab Solutions software product lines in July 2003, and our Optical Inspection product line in October 2003. The sale of these product lines allows us to spend more time developing and delivering innovative products to help our customers overcome their most critical semiconductor test challenges.

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

Industry Background

Semiconductor devices are fabricated by repeating a complex series of process steps on a substrate, or wafer, that is usually made of silicon. Wafers are typically sent through a series of 100 to 400 process steps. A finished wafer consists of many integrated circuits, (each referred to as a “device” or “die” or “chip”), the number of which depends on the area of the circuits and the size of the wafer. These wafers measure from 75mm to 300mm, or 3 to 12 inches, in diameter. Manufacturers have increasingly utilized larger diameter wafers to achieve more cost-effective production. The move to 300mm (12-inch) wafers, a significant trend for equipment manufacturers, began in 2000.

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

Wafer Probing

A wafer prober successively positions each die on the wafer so that the electrical contact points, or pads, on the die align under and make contact with probe pins, which are located on a probe card mounted on the wafer prober. The probe card, which is generally custom-made by other suppliers for the specific device being tested, is

Wafter probing requires sophisticated machine vision and software capabilities to align each die on a wafer — often to accuracies as tight as 2.5µm — to pins on a probe card connected to a tester that measures electrical performance connected to a test system, also supplied by other suppliers, which performs the required parametric or functional test. Parametric testing is performed during the wafer fabrication process, referred to as “in-line testing,” and at the completion of the wafer fabrication process, referred to as “end-of-line testing,” to measure electrical parameters that verify the reliability of the wafer fabrication process. Functional testing is performed after the completion of wafer fabrication to identify devices that do not conform to particular electrical specifications or performance criteria. This process is typically called “wafer sort.” Wafers often go through several wafer probing steps during the manufacturing process.

Automatic wafer probers are primarily used during this “wafer sort” process, which occurs after the fabrication steps are completed and before the separation and packaging of each individual device. Wafer probers are also increasingly used during in-line parametric testing. In-line testing requires special equipment features such as cleanroom compatibility and low-noise electrical measurement capability, as tests are carried out during the fabrication process. This testing is done to verify the quality of the manufacturing process while wafers are in an unfinished state where corrective action can occur. A small number of probers are also used for research and development, and quality and process control applications. We estimate, based upon our experience, that wafer sort applications represent as much as 85% of the market for automatic wafer probers. The remaining 15% is divided between in-line and end-of-line testing and laboratory applications.

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

Final Test

Wafers are sent from the wafer sort operation to assembly where they are cut apart with wafer saws, and put into individual protective packages. Once packaged, chips are tested again to make sure they function properly before being shipped to a distribution center. Ultimately, these chips will find their way into electronic systems and then into homes, cars, offices, and so on.

A revolution in semiconductor packaging is currently being driven by the trend to shrink the size and weight of consumer electronics devices, such as mobile phones, personal digital assistants (PDAs), and notebook computers, while increasing performance. This has caused the advent of very small Chip Scale Packages (CSP) and ever more dense Ball Grid Array (BGA) packages, which have made it increasingly difficult to handle devices individually. Manufacturers and test houses are looking for new and more efficient methods to handle these types of packages.

For traditional packages, the desire to reduce the cost of assembly and test has chipmakers looking for ways to increase test efficiency. As demand continues to grow for the highest volume leadframe-based packages, such as SOIC’s, there is increasing need to find new test methods to improve test throughput and lower the cost of test.

One of the primary new technologies for meeting these needs is testing devices while in strip or panel format. The simplest and most commonly known type of strip is the lead-frame used during assembly of conventional packages. With CSP’s and BGA’s, many new types of strips are being introduced. When devices are tested while still held in position on these strips, small high-speed devices can be accurately positioned and numerous devices can be tested and handled simultaneously. CSP and BGA packages are growing much faster than the industry in general. Combined with growing adoption of strip testing for the high volume leadframe-based packages, such as SOIC, the market for strip handlers is also expanding rapidly.

Packaging trends provide new opportunities for Electroglas as final test becomes more like wafer test with large arrays of devices on a substrate, very small package size and contacts, and a need for higher levels of test parallelism to drive down costs

Another strong trend is the increasing number of devices that are being shipped as Known Good Die (KGD), that is, bare die, without any packaging. These devices are typically assembled into multi-chip modules or mounted directly to circuit boards. Also, Micro Electro-Mechanical Structures (MEMS) are emerging as an important market. These devices have been traditionally used in pressure sensors and accelerometers, but have recently expanded into photonics and light handling applications. Finally, there are applications, such as chips for smart cards, which require wafers to be thinned below 150 microns. Wafers this thin become difficult to test with conventional handling.

In summary, chip scale and ball grid array packages are increasingly being tested in strip or panel format. Also, bare die and Micro Electro-Mechanical Structures are emerging as important markets along with ultra thin die for smart card applications. These new demands dictate a whole new class of film frame and strip handlers that represent new markets for Electroglas.

Software

Software plays an important role in the Integrated Circuit (IC) manufacturing process. Capital and operating costs of a fabrication facility are very high so semiconductor manufacturers are seeking ways to improve overall equipment efficiency (OEE) and optimize their processes. Manufacturers are seeking ways to produce, correlate, manage, and analyze data in the production processes. In a wafer sort area, network software is increasingly being used to manage wafer information, product specific recipes and equipment information.

Software tools are used to bring together disparate data to help determine which process zones or tools contribute most significantly to yield loss and to automate and optimize the operational efficiency of the semiconductor fabrication facility. The software provides a common location and format for presenting this data and doing cross-correlation between data types for the purpose of overall equipment efficiency analysis and, ultimately, manufacturing process optimization.

Historically, the semiconductor manufacturing companies have maintained an in-house, dedicated software development group to develop much of the software used in this market. This results in highly customized solutions that are inflexible and expensive to maintain. We believe that many organizations are now looking to third-party providers of both standard and customizable solutions to lower their support costs, maximize their engineers’ productivity and increase the overall functionality of their analysis tools.

Our Strategy

We are a major supplier of wafer probers due to a combination of strengths, including a large installed base, advanced technical capabilities, close relationships with the leading manufacturers of integrated circuits, a broad

From the sort floor to final test, Electroglas’ hardware and software enable chipmakers to collect, share, analyze and act on essential semiconductor test data — saving significant time, increasing yields and improving profitability line of high quality products, and a well-established, highly qualified distribution organization. Building on these capabilities, our strategy is comprised of the following key elements:

•

Focus on developing high-speed tools for high-volume semiconductor testing that meets our customers’ requirements for accuracy, reliability, and production worthiness.    We are currently refocusing our efforts on our core technology, wafer probing, prober-based final test handlers, and our area of expertise, semiconductor test. We have invested heavily in research and development to add features and functionality to our 200mm wafer prober products, as well as expand upon our advanced 300mm wafer probing platform as the semiconductor industry transitions from 200mm wafers to 300mm wafers. In addition, we have invested heavily to develop advanced test management software and applications to allow our wafer prober customers to more effectively manage their test floor operations. We expect to continue to invest in research and development of our wafer prober products and software to anticipate and address technological advances in semiconductor processing.

•	Expand upon our core wafer prober and test management software product lines. We have built upon our proven prober technology to give chipmakers fast, flexible, handling solutions for today’s latest packaging technologies with our Pathfinder and Sidewinder test handlers. Additionally, we have developed and will continue to develop Value-Added Modules (VAMs) for our SORTmanager product line that allow users to customize and expand their test management capabilities as their needs evolve. We will continue to capitalize on our technical skills and strong customer base to further broaden existing product lines in our core test business through internally developed products.

•	Maintain customer relationships based on trust and dependability, good service and meaningful advice. We have long-standing relationships with our customers and intend to continue to strengthen our existing customer relationships by continuing to provide high levels of service and support. Our development of products and product enhancements is market-driven. Marketing, engineering, sales and management personnel collaborate with customer counterparts to determine customers’ needs and specifications, partnering with them to develop solid solutions for wafer probing, prober-based test handling, and test floor management to drive greater efficiencies in their wafer and device testing processes.

•	Emphasize quality products. We believe we have a strong reputation in providing high-quality products. We were chosen as one of the “10 Best” test and measurement equipment manufacturers for 1991 to 2000 and for 2002 in an annual customer survey conducted by VLSI Research, Inc. We have received quality awards from our customers and the SEMATECH Partnering for Total Quality award. We have a company-wide quality program and received International Organization for Standardization (ISO) 9002 Certification in 1997 and ISO 9001 Certification in 2000. Our Singapore manufacturing facility was ISO Certified in 2002 to the new ISO 9001/2000 Standard and ISO 14001/1996 Environmental Standard. In 2003, our corporate headquarters in San Jose received the ISO 9001/2000 Upgrade certification.

Products

Wafer Probers

Horizon 4000 Series:    The 4090µ (4090micro), introduced in 1997, and the 4090µ Fast Probe, introduced in 2001, are our primary offerings in the Horizon 4000 Series of wafer probers. This product line is positioned to satisfy high-volume semiconductor manufacturing applications for 200mm and smaller wafers. The Horizon 4000 Series provides many advanced automation capabilities, including automatic probe-to-pad-alignment, in-process inspection and optical character recognition, or OCR. The systems can also be configured with a temperature-controlled chuck top, providing the ability to precisely maintain a customer-selected wafer temperature during testing. The 4090µ prober also offers an integrated mini-environment and clean air system to provide a class 1 probing environment. The 4090µ Fast Probe uses special technologies to reduce the system stepping time in applications where the die are very small and there is a very large number of devices on a wafer. The 4090µ

Electroglas’ Horizon 4090µ wafer probing system, designed to address the performance demands of high volume, 200mm production testing at an economical cost prober uses the EGCommander system software, which runs under the Windows 2000 operating system. The user interface features color graphics, touch screen programming, probing recipes, control maps, and real-time maps. The Horizon 4000 Series probers feature a distributed multiple processor architecture to maximize productivity and expandability.

The EG4/200:    Introduced in 1999, the EG4/200 is targeted at high-end probing applications for 200mm wafers. The EG4/200 utilizes a unique “probe-centered z-drive” to provide very low deflections, even under extremely high probe forces. This is important when testing multi-site or high pin count devices. The EG4/200 retains many of the features of the Horizon 4000 series probers such as a linear motor and an air-bearing positioning system. The EG4/200 uses the EGCommander system software, which runs under the Windows 2000 operating system.

EG5/300:    Introduced in 1999, the EG5/300 is a new generation of wafer prober from Electroglas. It is targeted at the emerging 300mm wafer probing market. The EG5/300 utilizes a completely new system architecture that allows for faster and more accurate probing over the larger wafer sizes. Closed loop motion control and linear motors ensure precise wafer positioning over a wide range of temperatures and operating conditions. A modular design allows for configuration flexibility to meet the diverse needs of the emerging 300mm market. A new version of the EG5/300 system, named the ARGOS, was introduced in 2001. The ARGOS model provides what we believe is among the highest accuracy capabilities available in the auto prober market. The EG5/300 uses the EGCommander system software, which runs under the Windows 2000 operating system.

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

Final Test Products

Pathfinder:    Introduced in 2002, the Pathfinder system is designed to meet the unique test handling requirements of the Known Good Die (KGD) and Wafer Level Package (WLP) markets. The Pathfinder system features a unique material handling system that can handle and position wafers and packages on a film frame after they have been sawn (“diced”). Special alignment techniques are used to compensate for the variability inherent in these sawn wafers and packages. Because it handles wafers while supported by a film frame, Pathfinder is also capable of handling ultra-thin wafers.

Sidewinder:    Introduced in 2003, Sidewinder provides final test handling of packaged semiconductor and discrete components in panel or lead frame format. Termed “strip testing”, Sidewinder’s technology enables the handling of fine geometry packages such as chip scale packages (CSP) that are difficult to test in singulated format, and higher parallel test capability for small outline package (SOP), quad flat no-lead (QFN), and other well established high volume packages. The first strip test handler to be based on advanced 300mm prober technology, Sidewinder combines Electroglas’ proven prober stage with a sophisticated machine vision-based alignment system that offers improved accuracy and system throughput. Sidewinder’s market is comprised of companies who need

Sidewinder leverages Electroglas’ proven prober technology to deliver superior throughput and accuracy for final test handling of packaged semiconductor and discrete components in panel or lead frame format technology that enables them to test advanced devices in new packages, as well as companies seeking increased efficiency in testing traditional packages in panel or lead format.

Software Products

From the sort floor to final test, Electroglas’ software enables chipmakers to collect, share, analyze and act on essential data—saving time and helping to improve profitability.

The answers to chipmakers most pressing questions lie in the multitude of data that are generated from their manufacturing processes. Unfortunately, that information is often not easily accessible, making it difficult for engineers and managers to act upon the most recent critical data. Electroglas helps manufacturers overcome this knowledge gap and attain faster answers to questions about their productivity, offering software solutions that provide insight into the manufacturing process.

SORTmanager:    Bridging the gap between raw data and genuine process improvement is the difference between data overload and real productivity gains. Electroglas’ SORTmanager provides that bridge, enabling a

SORTmanager allows users to access and report on data from sort floors anywhere in the world, at any time, using a powerful, secure web environment secure, web-based environment for the analysis, reporting and control of sort-floor processes. Data about test results, binning, prober performance and throughput can be collected from all SORTmanager-connected wafer probers, and that information can then be delivered via dynamic, interactive web pages that allow users to view the underlying data or perform additional analysis. Powerful web publishing capabilities allow web reports to be created and distributed throughout an enterprise. SORTmanager’s flexible data-access and information viewing capabilities, combined with a comprehensive suite of pre-built applications and a scripting language for fine tuning applications to customer needs, makes SORTmanager a unique and powerful Test Floor Automation tool.

CPM Suite:    CPM Platform and CPM Portal comprise our OEM tool set for managing test floor data from a wide range of semiconductor equipment, databases and other data formats. CPM Platform is a Microsoft® COM-based foundation for building data analysis and reporting applications for client/server- or web-based semiconductor manufacturing environments. CPM Portal is a customizable, web-based application that provides data access, analysis, and management, as well as automated reporting and alarming conveniently through a Web browser, allowing chipmakers to obtain information whenever and wherever they need it to quickly take action and correct process problems.

Engineering, Research and Development

The market for semiconductor manufacturing equipment is characterized by continuous technological development and a high rate of product innovation. We believe that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position. For example, we devoted a significant portion of our personnel and financial resources to engineering, research and development programs for our wafer prober product line to continue a high level of development for 200mm wafer probers as well as to develop an entirely new platform for 300mm wafer probers. In addition, we have invested in new product areas such as final test and test management software. We use our close relationships with key customers to make product improvements that respond to such customers’ needs.

Engineering, research and development expenses were $21.8 million, $31.6 million and $31.6 million in 2003, 2002 and 2001, respectively, or 48.4%, 55.2% and 37.3% of net sales. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement. It is expected that these expenses will decrease in absolute dollars in 2004 from 2003 levels.

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

We maintain sales and service offices in strategic locations throughout the United States. In Europe, we maintain sales and service offices in France and in Asia, offices in the People’s Republic of China, Singapore and Taiwan. As of December 31, 2003, we employed 82 people worldwide in sales, service, applications, logistics, technical support, and customer service.

Customers

We sell our products to leading semiconductor manufacturers throughout the world. In 2003, ST Microelectronics, National Semiconductor and ASE Test accounted for 16%, 15% and 13% of our net sales. In 2002, ST Microelectronics and Cypress Semiconductor accounted for 13% and 11% of our net sales. In 2001, STMicroelectronics accounted for 12% of net sales.

International sales represented 65%, 48%, and 51% of our net sales in 2003, 2002 and 2001, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

Manufacturing and Suppliers

Our assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished prober, spares and upgrades configured to customer specifications. We schedule production based upon firm customer commitments and anticipated orders during the planning cycle. In December 2002, we completed our move of equipment manufacturing from San Jose, California to Singapore to reduce production costs. In addition to rapid product innovation, our wafer prober market is subject to significant price competition and cost reduction is required. Certain of the components and subassemblies included in our products are obtained from a single source. However, we believe that alternative sources exist or can be developed.

Quality control is maintained through the assembly and test process, with documented instructions and test procedures and final inspection for all manufactured equipment prior to shipment. We train many of our employees in basic quality skills and regularly participate in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. We are ISO 9001/2000 and ISO 14001/1996 Certified.

Backlog

Our backlog was $13.1 million as of December 31, 2003 and $14.0 million as of December 31, 2002. Our backlog consists of product orders for which a customer purchase order has been received and which is scheduled for shipment or is earned within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to possible changes in product delivery schedules and cancellation of product orders and because our sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Backlog also includes deferred revenue comprised of products shipped (but not recognizable as revenue per our revenue recognition policy), maintenance revenue that is being amortized over twelve months or less, and services earned or to be performed within the next year.

Competition

The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, price, service and technical support, product improvements, established relationships with customers and product familiarity. We believe that our products compete favorably with respect to each of these factors.

Our major competitors in the prober market segment are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”), both of which are based in Japan. The main competitors in the test management software market segment are KLA-Tencor and Brooks Automation. For our test handling equipment segment, major competitors include Micro Component Technology (MCT) and Delta Designs, a Cohu Company. Most of our competitors have greater financial, engineering and manufacturing resources than we have, as well as larger service organizations and long-standing customer relationships. We cannot assure you that levels of competition in our particular product market will not intensify or that our technological advantages will be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. For a more detailed discussion of the competition we face, see “Factors that May Affect Results and Financial Condition.”

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

Employees

As of December 31, 2003, we employed 254 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and there are no employees represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 2.    Properties

In the first quarter of 2000, we consolidated our executive office, manufacturing, engineering, and research and development operations into an approximately 260,000 square foot facility located in San Jose, California. In March 2003, we purchased the facility. The property and equipment, including closing costs, were recorded at approximately $37.2 million. We are currently occupying 66% of the facility and 34% is available for lease. See Note 12, Commitments and Contingencies.

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. The lease agreement allows for a renewal of two years after the expiration of the lease.

Item 3.    Legal Proceedings

We are not currently involved in any legal actions that we believe are material. From time to time, however, we may be subject to various claims and lawsuits by customers, suppliers, competitors, and employees arising in the normal course of business, including suits charging infringement or violations of antitrust laws. Such suits may seek substantial damages and, in certain instances, any damages awarded could be trebled.

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to the best of our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. However, we have received notice from some of the customers receiving letters from Lemelson that, in the event it is determined that the customers’ actions infringe the Lemelson patents, the customers may seek reimbursement from us for some damages or expenses resulting from the infringement. We have in turn notified our suppliers that we may seek reimbursement from them for any resultant costs and fees we incur as a consequence of our customers being held liable for infringement of the Lemelson patents. In addition, some of our suppliers were notified that their equipment may infringe certain Lemelson patents. These suppliers are currently engaged in litigation with Lemelson as regards fourteen of Lemelson’s patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. Lemelson has announced that it will appeal this decision. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Prices for Common Stock

Our common stock is traded on the Nasdaq National Market System under the symbol “EGLS.” The following table sets forth for the periods indicated the actual high and low sales prices per share of common stock as reported on the Nasdaq National Market System:

Fiscal Year	2003		2002
	High	Low	High	Low
1st Quarter	$1.75	$0.85	$18.35	$14.49
2nd Quarter	$2.55	$0.83	$18.03	$9.63
3rd Quarter	$2.92	$1.35	$9.25	$1.75
4th Quarter	$4.45	$1.95	$2.63	$1.15

On February 28, 2004, the closing price of our common stock was $5.30.

We have never declared or paid cash dividends on the shares of common stock and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. As of February 20, 2004, we had approximately 7,900 shareholders of record.

Item 6.    Selected Financial Data

	Years ended December 31,
In thousands, except per share data	2003	2002	2001	2000	1999
Selected consolidated financial data
Net sales	$44,967	$57,135	$84,662	$225,529	$126,695

Gross profit (loss)	220	(3,223)	21,232	107,520	57,795
Engineering, research and development expenses	21,785	31,552	31,552	28,336	26,865
Sales, general and administrative expenses	33,559	39,180	38,890	42,430	29,667
In-process research and development charges	—	—	281	—	—
Restructuring charges	3,909	4,613	—	—	—
Impairment charges	6,254	2,407	—	—	—

Operating income (loss)	(65,287)	(80,975)	(49,491)	36,754	1,263
Interest income (expense), net	(2,822)	907	7,608	9,976	6,347
Gain on revaluation of warrants	—	2,264	—	—	—
Gain on sales of product lines	7,872	—	—	—	—
Other income (expense), net	112	32	245	(403)	(176)

Income (loss) before income taxes (1)(3)	(60,125)	(77,772)	(41,638)	46,327	7,434
Provision (benefit) for income taxes (2)(3)	(1,153)	(4,141)	16,431	3,854	1,858

Income (loss) before cumulative effect of change in accounting principle	(58,972)	(73,631)	(58,069)	42,473	5,576
Cumulative effect of change in accounting principle, net of $0 tax (1)	—	—	—	(2,029)	—

Net income (loss)	$(58,972)	$(73,631)	$(58,069)	$40,444	$5,576

Basic net income (loss) per share before cumulative effect of change in accounting principle	$(2.76)	$(3.49)	$(2.78)	$2.06	$0.28
Cumulative effect of change in accounting principle (1)	—	—	—	(0.10)	—

Basic net income (loss) per share	$(2.76)	$(3.49)	$(2.78)	$1.96	$0.28

Shares used in basic calculations	21,343	21,068	20,910	20,616	19,591

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$(2.76)	$(3.49)	$(2.78)	$2.01	$0.27
Cumulative effect of change in accounting principle	—	—	—	(0.09)	—

Diluted net income (loss) per share	$(2.76)	$(3.49)	$(2.78)	$1.92	$0.27

Shares used in diluted calculations	21,343	21,068	20,910	21,104	20,278

Pro forma amounts assuming the accounting change for SAB 101 is applied retroactively (unaudited):
Net income (loss)				$42,473	$5,160
Basic net income (loss) per share				$2.06	$0.26
Diluted net income (loss) per share				$2.01	$0.25

Working capital	$43,446	$77,893	$119,197	$215,629	$165,731
Total assets	110,672	173,180	213,871	291,430	202,191
Short-term borrowings	—	—	1,171	1,232	1,624
Convertible subordinated notes	33,630	33,169	—	—	—
Total stockholders’ equity	50,265	108,045	179,816	234,029	177,338

(1)	On December 3, 1999, the SEC Staff issued Staff Accounting Bulletin (SAB 101), “Revenue Recognition in Financial Statements.” The SEC Staff addressed several issues in SAB 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. In connection with our adoption of SAB 101, we recorded a non-cash charge of $2.0 million, or ($0.09) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year 2000. Our revenue recognition policies are disclosed in Note 1 to our Consolidated Financial Statements.
(2)	Net loss for 2003 includes a $6.3 million pretax charge for impaired assets, $3.9 million restructuring charges due to headcount reductions, an $8.5 million charge for lease impairment included in SG&A, $7.1 million charges for inventory write-downs and provisions, $2.7 million in warranty charges, and $7.9 million in gains on sales of product lines.
(3)	Net loss for 2002 includes a $2.4 million pretax charge for impaired long-lived assets, $4.6 million restructuring charges related to the move of our manufacturing operations to Singapore as well as headcount reductions due to the change in market conditions, a $2.8 million charge for lease impairment included in SG&A, an $8.1 million write-down of inventory, and a $2.3 million gain on revaluation of warrants.
(4)	Net loss for 2001 includes a charge of $15.6 million relating to the revaluation of our deferred tax assets.

Unaudited Quarterly Consolidated Financial Data

Our fiscal year end is December 31. Our fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, we have indicated that our quarters end on March 31, June 30 and September 30.

	Quarter
In thousands, except per share data	First	Second	Third	Fourth
2003
Net sales	$9,465	$10,335	$10,826	$14,341
Gross profit (loss) (1)	849	(189)	2,973	(3,413)
Net loss (2)	(23,258)	(15,785)	(3,506)	(16,423)
Basic and diluted net loss per share	(1.09)	(0.74)	(0.16)	(0.77)

2002
Net sales	$11,670	$20,530	$11,731	$13,204
Gross profit (loss) (3)	451	1,263	719	(5,656)
Net loss (4)	(14,848)	(17,805)	(15,760)	(25,218)
Basic and diluted net loss per share	(0.71)	(0.85)	(0.75)	(1.19)

(1)	Gross profit (loss) for 2003 includes certain unusual and non-recurring charges for inventory write-downs and provisions ($0.9 million in the Second Quarter, $0.8 million in the Third Quarter, and $5.3 million in the Fourth Quarter) and warranty charges ($0.8 million in the Second Quarter and $1.9 million in the Fourth Quarter).
(2)	Net loss for 2003 includes certain unusual and non-recurring charges for impaired assets ($0.3 million in the First Quarter, ($0.1) million in the Second Quarter, $1.3 million in the Third Quarter and $4.8 million in the Fourth Quarter), restructuring charges due to headcount reductions ($0.1 million in the First Quarter, $2.3 million in the Second Quarter, $1.0 million in the Third Quarter and $0.4 million in the Fourth Quarter), lease impairment of $8.5 million in the First Quarter, inventory write-downs and provisions ($0.9 million in the Second Quarter, $0.8 million in the Third Quarter, and $5.3 million in the Fourth Quarter), warranty charges ($0.8 million in the Second Quarter and $1.9 million in the Fourth Quarter), and gains on sales of product lines ($6.5 million in the Third Quarter and $1.4 million in the Fourth Quarter).
(3)	Gross profit (loss) for 2002 includes certain unusual and non-recurring charges for inventory write-downs and provisions $6.0 million in the Fourth Quarter.
(4)	Net loss for 2002 includes certain unusual and non-recurring charges for impaired long-lived assets of $2.4 million in the Fourth Quarter, restructuring charges related to the move of our manufacturing operations to Singapore as well as headcount reductions due to the change in market conditions ($0.4 million in the First Quarter, $0.3 million in the Second Quarter, $0.6 million in the Third Quarter and $3.3 million in the Fourth Quarter), lease impairment of $2.8 million in the Fourth Quarter, inventory write-downs and provisions of $6.0 million in the Fourth Quarter, and a $2.3 million gain on revaluation of warrants in the Third Quarter.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Overview

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry, which includes both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which have recently started showing signs of growth, yet remain highly cyclical and difficult to forecast. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same, as necessary, rapidly adjust up or down our expense structure during these hard to predict cyclical semiconductor equipment demand cycles.

In view of the recent prolonged downturn in the semiconductor industry and the resulting market pressures, together with recent indications of a possible market recovery, we are focusing our major efforts in the following areas:

•	Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flow;

•	Developing the products and services required for future success in our target markets;

•	Preparing ourselves for increases in customer demand in the current year while at the same time maintaining expense control and limiting increases to our cost structure;

•	Expanding our sales and service capabilities in Asia; and

•	Improving the efficiency of our internal information and business systems.

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

Revenue recognition:    We recognize revenue on the sale of our semiconductor manufacturing equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions and when we are assured of our ability to collect from our customer. We sell to an industry that is highly cyclical with periods of high demand and significant oversupply. The companies in the semiconductor equipment manufacturing industry continue to consolidate as they are faced with rapidly increasing capital requirements and expensive technological change. In recognizing revenue we make certain assumptions and estimates, namely: for our established products, we recognize revenue upon product shipment or delivery on the basis that we have a legally enforceable claim on payment and for our newer products, we recognize revenue upon signed customer acceptance. New products are defined as products that have a substantially different platform than our established products. We consider a substantially different platform to be a system that performs a different function from our established products or significantly different functionality in our established products (e.g., 12” wafer probing systems compared to existing 8” wafer probers). We consider a new system routinely accepted in the marketplace when three to five successful installations based on our acceptance criteria have been put into customer production.

With respect to collections from our customers, we assume that, based on past history, we will continue to collect our receivables from them without significant delays in payments or product concessions, despite the fact that they have larger financial size relative to us and despite our dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables (typically a tool sale bundled with any of the following (a) training, (b) installation and (c) maintenance and service), the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value of the undelivered item exists, and (iii) if the arrangement includes a general right of return relative to a delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of Electroglas. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

We also derive revenue from software licenses and post-contract customer support (PCS) under Statement of Position (SOP) 97-2 “Software Revenue Recognition”. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. We recognize the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not probable. We consider all arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. We may enter into licenses to provide software to customers for a period of time, during which the customer, for a single fee, is entitled to receive unspecified products as well as maintenance and support until the end of the contract term. For these contracts, total contract revenue is recognized on a straight-line basis over the contract term. In software arrangements that include rights to multiple software products and/or services, we use the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amount of revenues are allocated to the delivered elements. For those contracts that consist solely of license and maintenance, we recognize licenses based upon the residual method after all licensed software products have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions”. We recognize maintenance revenues over the term of the maintenance contract. Vendor-specific objective evidence of the fair value of maintenance for license agreements is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (that is, the renewal rate).

Inventory valuation:    Inventories are stated at lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. We may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on our products (including engineering design changes), the timing of these changes and estimates of future sales volumes. The projections of changes in technology and forecasts of future sales are estimates. We write down inventory to net realizable value based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. If there is weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. We periodically review the carrying value of our inventories by evaluating material usage and requirements to determine obsolescence and excess quantities, and reduce the value when appropriate. As a result of these analyses, we wrote down inventories by $7.1 million, $8.1 million and $6.7 million in 2003, 2002 and 2001, respectively.

Warranty:    We generally warrant our products for a period of twelve months and we accrue a current liability for the estimated cost of warranty upon shipment. For our established products, this accrual is based on historical experience; and for our newer products, this accrual is based on estimates from similar products. In addition, from time to time, specific warranty accruals are made for specific technical problems. If we experience unforeseen technical problems with our products in future periods to meet our product warranty requirements, revisions to our estimated cost of warranty may be required, and our gross margins will be negatively impacted.

Allowance for doubtful accounts:    We closely monitor the collection of our accounts receivables and record a reserve for doubtful accounts against aged accounts and specifically identified amounts that we believe are not recoverable. We sell primarily to large, well-established semiconductor manufacturers and semiconductor test companies and we have not experienced significant accounts receivable losses in the past. We have, however, experienced slow downs in receivable collections, especially during semiconductor equipment down cycles, as customers extend their payment schedules to conserve their cash balances. If our customers continue to experience down cycles or their financial conditions were to deteriorate, we may be required to increase our reserve for doubtful accounts.

Long-lived assets:    We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our market share. Further, in the course of reviewing our business operations, we may consider divesting certain business operations. Changes in these estimates and business divestures could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record additional asset write-downs in the future. Charges related to asset impairments are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Minority equity investments:    We have two minority equity investments in non-publicly traded companies that are recorded at the original cost reduced by assessed impairment in value, where appropriate. In determining if and when certain minority equity investment’s decline in value below cost is other-than-temporary, we evaluate the market conditions, equity securities offering prices, trends of earnings, price multiples, and other key measures for our investments accounted for at cost. When we believe such a decline to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. For securities that do not have a readily determinable market price, we compare the net carrying amount of our cost method investments to similar equity securities with quoted prices when possible after giving effect to differences in risk premiums, estimated future cash flows, and other factors influencing the market value of the securities. When comparisons to quoted securities are not practical, we estimate the fair value based on recent sales and purchases of similar unquoted equity securities, independent appraisals, or internally prepared appraisals to estimate the fair value.

Results of Operations

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Years ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	99.5	105.6	74.9

Gross profit (loss)	0.5	(5.6)	25.1
Operating expenses:
Engineering, research and development expenses	48.4	55.2	37.3
Sales, general and administrative expenses	74.6	68.6	46.0
In-process research and development charges	—	—	0.3
Restructuring charges	8.7	8.1	—
Impairment charges	13.9	4.2	—

Total operating expenses	145.6	136.1	83.6

Operating loss	(145.1)	(141.7)	(58.5)
Interest income	1.2	3.9	9.0
Interest expense	(7.5)	(2.4)	—
Gain on revaluation of warrants	—	4.0	—
Gain on sales of product lines	17.5	—	—
Other income, net	0.2	0.1	0.3

Loss before income taxes	(133.7)	(136.1)	(49.2)
Provision (benefit) for income taxes	(2.6)	(7.2)	19.4

Net loss	(131.1)%	(128.9)%	(68.6)%

Net Sales

Net sales were $45.0 million in 2003, down 21.3% from $57.1 million in 2002. Net sales were $57.1 million in 2002, down 32.5% from $84.7 million in 2001. These decreases were due primarily to lower revenue on system sales of our core prober business as a result of 17% lower sales prices in 2003 versus 2002 following the downturn in the semiconductor industry as our customers continued to curtail their capital spending in response to persisting excess production capacity conditions as well as a decrease in our market share for prober products.

Despite the overall decline in prober revenue in 2003, shipments of prober systems increased 4% in 2003 versus 2002. Historically, the semiconductor and semiconductor equipment industries have been cyclical. We continue to have limited visibility with respect to the level of orders for the coming quarters. Net sales in 2003 were also down from 2002 due to the sale of our software (sold in the third quarter of 2003) and inspection (sold in the fourth quarter of 2003) product lines. Sales to related parties are priced in the same manner as other customers.

Net sales are comprised of prober systems, inspection products, software, and aftermarket sales, consisting primarily of after-sales services, spare parts, upgrades and training. Service revenue was less than 10% of annual net sales during the last three fiscal years. Net sales of our products are as follows:

	Years ended December 31,
In thousands	2003	2002	2001
Prober systems	$23,402	$28,863	$49,678
Inspection products	2,991	5,030	3,430
Software products	4,048	8,413	8,501
Aftermarket sales	14,526	14,829	23,053

	$44,967	$57,135	$84,662

International sales as a percentage of total sales for the years 2003, 2002 and 2001 were 65%, 48% and 51%, respectively. The increase in international sales as a percentage of total sales in 2003 from 2002 was primarily due to an increase in Asian sales relative to a decline in North American sales. The decrease in international sales as a percentage of total sales in 2002 from 2001 was primarily due to a greater decrease in European sales relative to the decrease in North American sales. During 2003, 2002 and 2001, we experienced weakness across all of our major geographic regions. Sales in France included in international sales represented 12%, 10% and 14% of our net sales in 2003, 2002 and 2001, respectively. Sales to the rest of Asia and Europe were primarily denominated in United States dollars, except for France where the invoiced currency was a mix of the United States dollar and the Euro. We expect international sales to represent a significant percentage of net sales and fluctuate as a percentage of total sales as individual manufacturers and semiconductor test companies address their capacity needs at differing stages of the semiconductor production cycle.

Gross Profit (Loss)

Gross profit (loss), as a percentage of sales, was 0.5%, (5.6)% and 25.1% in 2003, 2002 and 2001, respectively. The improvement in gross profit in 2003 compared to 2002 was due to lower manufacturing overhead expenses as a result of our relocation of manufacturing operations from the U.S. to Singapore and other restructuring efforts. This decrease in expenses was offset somewhat by lower revenue per system due to 17% lower average selling prices in 2003 as compared to 2002. The decrease in gross profit in 2002 compared to 2001 was due primarily to reduced unit sales volumes in 2002 and high fixed manufacturing costs as a percentage of total costs in 2002 resulting from redundant U.S. manufacturing operations as we established our new manufacturing operations in Singapore in 2002. In addition, we wrote down inventories by $7.1 million, $8.1 million and $6.7 million in 2003, 2002 and 2001, respectively. We periodically review the carrying value of our inventories by evaluating material usage and manufacturing requirements to determine inventory obsolescence and excess quantities, and we reduce the carrying value of inventory when appropriate. The write down in fiscal 2003 resulted primarily from identified obsolescence of discontinued and sold product lines as we focused our business on our core prober products. The write down in fiscal 2002 increased over 2001 as the outlook for demand in semiconductor equipment in the cyclical downturn continued to be weak. We generally warrant our products for a period of twelve months and accrue the estimated cost of warranty upon shipment. In 2003, due to the sale of the inspection product lines, the accrued liability for estimated cost of warranty was increased by $1.4 million for additional costs to outsource support of customers through the end of their warranty term and for additional warranties associated with discontinuing and selling the product lines. In 2002 due to the establishment of new manufacturing operations in Singapore and the potential for higher defect rates from the new plant, the accrued liability for estimated cost of warranty was increased by $0.6 million from the previous year.

We believe that our gross profit will continue to be affected by a number of factors, including changes in demand for semiconductors, competitive pressures on average selling prices, product mix, the level of software sales, our share of the available market, excess manufacturing capacity costs and the proportion of international sales. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause additional write-downs of inventories and would negatively impact gross profit in future periods.

Engineering, Research and Development Expenses

Engineering, research and development, or ER&D expenses were 48.4%, 55.2% and 37.3%, as a percentage of sales, for 2003, 2002 and 2001, respectively. In 2003, ER&D expenses were $21.8 million, down 31% from $31.6 million in 2002. This decrease, as a percentage of sales and in spending year over year, was primarily due to reduced employee headcount and related costs, reductions in outside services and reduced costs due to the sale of software product lines to FEI Company during 2003. ER&D expenses were $31.6 million in 2002 and 2001. While ER&D spending was the same in total for both 2002 and 2001, in 2002 there were increases in outside service and consulting costs related to product development and increased travel, offset by decreased engineering development and reduced headcount related expenses as compared to 2001.

In the current business climate, we intend to control discretionary expenses and continue investing in selective new product development programs. However, we expect engineering, research and development expenses to decrease in 2004 from 2003 levels in absolute dollar value due to the sales of our inspection products and software product lines during 2003. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement, including expenses for tailoring our products to conform to customer requirements.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A expenses were 74.6%, 68.6% and 46.0%, as a percentage of sales, in 2003, 2002 and 2001, respectively. In 2003, SG&A expenses were $33.6 million, down 14% from $39.2 million in 2002. This decrease was primarily due to headcount reductions and other cost savings as a result of spending restrictions and cost control measures. These decreases were partially offset by increased commissions to outside sales representatives because of increased sales to Asia. These savings were somewhat offset by the additional rent charge of $8.5 million recorded in the quarter ended March 31, 2003 related to the amortization of the deficiency between the fair value and the guaranteed residual value of our San Jose campus. In 2002, SG&A expenses were $39.2 million, up 0.7% from $38.9 million in 2001. This increase was primarily due to increased promotional and trade show expenses as well as additional rent charges of $2.8 million related to the amortization of our San Jose campus, partially offset by reduced employee costs and sales commissions because of reduced year over year headcount levels.

Restructuring Charges

Singapore relocation and U.S. workforce reduction:    In January 2002, we announced a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. As a result of the continued semiconductor equipment downturn, and to better align our cost structure with the market demand for our products, we announced further workforce reductions in October 2002. Overall, 228 employees were designated for termination and 196 employees were terminated. We recorded a restructuring charge of $3.1 million in 2002. During 2003, an additional 127 employees were designated for termination and 158 were terminated. We recorded a restructuring charge of $3.7 million in 2003, primarily for severance packages.

International office closures:    During September and October of 2002, we announced plans to close our sales office in Japan and other offices in Europe and Asia. During the fourth quarter of 2002, 38 employees were designated for termination and 28 were terminated. In 2002, we recorded a restructuring charge of $1.5 million for severance payments, legal and accounting fees related to the closures, and asset write-downs. In 2003, nine employees designated to be terminated in 2002 were removed from the termination list, primarily due to the sale of certain product lines. Further, we recorded an additional restructuring charge of $0.2 million in 2003, primarily due to additional costs for office closures.

As a result of these restructuring efforts and the sales of product lines in 2003, we expect payroll and benefit payments to decrease by $7.5 million to $8.5 million in 2004 compared to 2003. Restructuring charges of $0.7 million are included in accrued liabilities and are anticipated to be substantially paid in 2004.

Impairment Charges

In 2003 as a result of our assessment of current semiconductor capital equipment market conditions and the related effect on our business, we concluded that there were indicators of impairment of our long-lived assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed an impairment test, which compared currently utilized property and equipment and non-current assets net book values with the expected undiscounted cash flows from these assets. The estimated undiscounted cash flows of the assets currently in use were sufficient to recover the net book value of these assets. Due to continued declines in corporate real estate values in the San Jose area, management concluded that there were indicators of impairment for the portion of the corporate campus that is currently not being utilized and undertook a review of the value of these assets for possible impairment. Based on management’s evaluation and the results of an independent appraisal, we recorded an impairment charge of $4.1 million for the unused portion of our corporate campus. In addition, we recorded a $2.1 million impairment charge for fixed assets that were no longer in use.

In 2002, we performed a similar impairment test of property and equipment and non-current assets. Based on the quoted market price of the estimated fair value of the assets, we recorded an impairment charge of $2.0 million to write down the carrying value of certain fixed assets and non-current assets held for use in the Prober Division to their estimated fair values. We also recorded $0.4 million related to the write-down of our long-term minority equity investment in NanoNexus.

Although we do not anticipate that we will be required to record additional impairment charges, the semiconductor industry is highly cyclical and the severity of these cycles is difficult to predict. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions, which could therefore affect the sufficiency of estimated future cash flows to recover net book value of these assets and require us to record additional impairment charges.

Interest Income

Interest income was $0.5 million, $2.3 million and $7.6 million in 2003, 2002 and 2001, respectively. The year over year decreases were principally due to declining interest rates and lower average yearly cash and short-term investment balances, which declined each year. Also, in March 2003, we used funds to purchase our corporate campus and we used cash in operations in 2002 and 2003.

Interest Expense

Interest expense was $3.4 million, $1.4 million and $0.0 million in 2003, 2002 and 2001, respectively. The year over year increases were principally due to a full year of interest paid on convertible notes in 2003 and one half year paid in 2002. The change in 2003 over 2002 also included a $1.0 million non-cash interest expense charge related to the beneficial conversion feature triggered during the first quarter of 2003 related to our convertible subordinated notes (See Note 11, Convertible Subordinated Notes and Warrants).

Gain on Revaluation of Warrants

In June 2002, we completed a $35.5 million private placement of 5.25% convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. In September 2002, upon registration of our notes, warrants, and the shares of common stock into which the notes and warrants are convertible, the warrants, which were initially valued at $2.6 million and classified as a liability, were revalued using the Black-Scholes option pricing model to $0.3 million and reclassified to equity. This revaluation resulted in a gain on revaluation of $2.3 million. Upon registration of the notes, warrants, and shares of common stock into which the notes and warrants are convertible, the re-measured value of the warrants was reclassified to permanent equity and accordingly will not be required to be revalued.

Gains on Sales of Product Lines

On July 15, 2003, we sold certain software product lines (CADNav, Merlin, YieldManager, LCD-YM) and related assets to FEI Company (FEI) for $4.9 million in cash, net of selling expenses ($0.6 million escrowed and restricted for one year) plus the assumption by FEI of $2.5 million of liabilities. In 2003, we recorded a gain on this sale of $6.5 million, after deducting from the consideration the book value of sold assets, transaction and other related costs, and our obligation to FEI under indemnification provisions of the agreement.

On November 6, 2003, we sold the inspection products line and related assets to ATS Systems Oregon, Inc. (ATS) for $1.2 million in cash, net of selling expenses, plus the assumption by ATS of $0.6 million of warranty obligations. In 2003, we recorded a gain on this sale of $1.4 million, after deducting from the consideration the book value of sold assets, transaction and other related costs, and our obligation to ATS under indemnification provisions of the agreement.

Provision (Benefit) for Income Taxes

The income tax provision (benefit) was $(1.2) million, $(4.1) million and $16.4 million in 2003, 2002 and 2001 respectively. The 2003 income tax benefit resulted from a reversal of previously recorded income tax reserves based on changes in estimated exposures in tax jurisdictions. The 2002 income tax benefit primarily resulted from a $1.2 million additional refund due to a change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002 and a $2.7 million reversal of previously recorded income tax reserves for tax years up to and including 1998 relating principally to changes in estimates of these tax reserves. The tax provision of $16.4 million in 2001 resulted from the establishment of a full valuation allowance against total net deferred tax assets. Realization of our deferred tax assets depends on us generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and amount of such realization, our management concluded that a full valuation allowance of $98.4 million was required at December 31, 2003.

Synthetic Lease of Corporate Campus

In March 1997, we entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a lease that is treated as an operating lease for accounting purposes and a capital lease for tax purposes. Under our synthetic lease, third party lessors funded 100% of the acquisition and construction costs relating to properties leased to us for our corporate campus.

In January 2003, we provided the lessors with a notice to purchase the San Jose, California property by March 2003. In December, we received a fair market appraisal of the property for $37.2 million, $11.3 million less than the guaranteed residual lease value of $48.3 million. Under EITF 96-21, Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities, beginning on the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease. Because we provided the lessor with a notice to purchase the leased assets by March

2003, the gross lease payments were calculated over the remaining four months of the lease. Thus, we began amortizing the $11.3 million deficiency at $2.8 million per month effective December 2002, and recorded $8.5 million of additional rent expense in the first quarter of 2003. We completed the purchase of the property in March 2003. The long-term lease receivable and cash collateral were used to fund the purchase price. The land and buildings were recorded at fair value plus closing costs, approximately $37.2 million and the accrued rent of $11.3 million was paid. As a result of the purchase, depreciation expense has increased by approximately $0.9 million per year, and rent expense and interest income has decreased by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates, effective the second quarter of 2003.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments totaled $31.9 million at December 31, 2003, a decrease of $26.3 million from $58.2 million at December 31, 2002.

Cash used in operating activities was $29.9 million for the year 2003, an improvement of $24.1 million over $54.0 million used in operating activities in 2002. Our net loss decreased by $14.6 million in 2003 to $59.0 million compared to $73.6 million in 2002. The $24.1 million improvement in cash used in operating activities in 2003 reflects the cash savings from the reduced net loss as adjusted for an increase in non-cash charges of $6.4 million to $25.6 million in 2003 from $19.2 million in 2002 and an increase in changes in current assets and liabilities of $3.0 million to $3.5 million in 2003 from $0.5 million in 2002. The non-cash charges of $25.6 million in 2003 consisted primarily of $8.7 million depreciation and amortization, $8.5 million in lease impairment charges, $7.1 million of inventory write-downs, $6.3 million of asset impairment charges, and $3.3 million interest expense on our convertible notes, partially offset by a $7.9 million gain on the sale of our software and inspection product lines. The change in net operating assets of $3.5 million in 2003 primarily resulted from a decrease of $3.6 million in inventories, net of $7.1 million in inventory write-downs and $2.5 million inventory disposed through the sale of the inspection product lines, and an increase of $2.8 million in accounts payable, partially offset by an increase of $1.7 million in accounts receivable and a decrease of $1.1 million in accrued liabilities primarily due to the elimination of synthetic lease obligations through the purchase of our San Jose campus in March 2003. We expect cash used in operating activities to decrease further in 2004 compared to 2003 due to anticipated increased gross margins in 2004 on increased sales, anticipated savings from restructuring efforts and anticipated lower spending levels due to the sale of the software and inspection product lines in 2003. This will be somewhat offset by payment of approximately $0.7 million of restructuring charges in 2004.

Cash provided by investing activities was $22.1 million in 2003 largely due to proceeds received from sale of investments. Our utilization of investments decreased by $6.6 million in 2003 to $16.6 million as compared to $23.2 million in 2002. The release of $48.3 million restricted cash from the synthetic lease of our corporate campus was offset by the purchase of the campus for $48.5 million in March 2003. In addition, we received net proceeds from the sale of our inspection products and software product lines of $6.1 million.

Cash used in financing activities in 2003 was $1.6 million primarily due to $1.9 million in interest payments on convertible subordinated notes partially offset by $0.2 million proceeds of sales of common stock to employees. Cash provided by financing activities in 2002 of $31.8 million was primarily the $32.5 million net proceeds raised from the issuance of convertible subordinated notes and $1.4 million proceeds of sales of common stock to employees, partially offset by a $1.2 million payment made on our Japan credit facility and a $0.9 million interest payment on the convertible subordinated notes.

In June 2002, we completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on the fifteenth of June and December each year. Annual interest payments are $1.9 million. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which was triggered on February 21, 2003. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash charge to interest expense in our first quarter of 2003.

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million.

Our principal source of liquidity as of December 31, 2003 consisted of $31.9 million of cash, cash equivalents, and short-term investments. During 2003, we took a number of steps to reduce our utilization of cash, cash equivalents, and short-term investments, including the sales of product lines, spending controls and headcount reductions. As a result, our utilization of cash in operating activities declined over the year from $20.3 million in the first quarter to $11.8 million in the second quarter, $9.8 million in the third quarter and cash provided by operating activities of $12.0 million in the fourth quarter. Cash provided from operations in the fourth quarter of 2003 was primarily due to a decrease in inventory and accounts receivable and an increase in accrued liabilities and accounts payable. We currently anticipate that our available cash and cash equivalents at December 31, 2003 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through 2004. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses. However, we may require additional capital to fund our future operations. External financing vehicles have been and are expected to continue to be available to us. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impaired.

As of December 31, 2003, cash obligations are as follows (in thousands):

		Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$3,458	$1,106	$2,250	$102	$—
Purchase commitments	9,053	9,053	—	—	—
Interest payments on convertible subordinated notes	6,554	1,864	4,690	—	—
Principal payment on convertible subordinated notes	35,500	—	35,500	—	—

Total cash obligations	$54,565	$12,023	$42,440	$102	$—

Purchase commitments include $2.2 million of purchase orders that are cancelable if business conditions indicate that further curtailment of spending is necessary.

Impact of Recently Issued Accounting Pronouncements

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to non-controlling interests in limited-life subsidiaries. The FASB decided to defer the application of SFAS 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these non-controlling interests. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We adopted SFAS 150 and the effect of adoption had no material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R which superseded FIN 46. FIN46R will be applicable to all non-SPE’s created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim annual reporting period ending after March 15, 2004. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore we do not expect that the adoption will have an effect on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted. Because we completed the purchase of our San Jose, California corporate campus in March 2003, FIN 46 does not have an impact on our current financial statements.

Factors that May Affect Results and Financial Condition

Semiconductor industry downturns adversely affect our revenues and operating results.    Our business largely depends on capital expenditures by semiconductor manufacturers and semiconductor test companies, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The most recent downturn, which began in 2000 has been severe and prolonged. As a result, our ability to accurately forecast future revenues and expense levels is limited. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by the need to invest in the engineering, research and development and marketing required to penetrate targeted markets and maintain extensive customer service and support. During periods of rapid growth, we must be able to rapidly increase manufacturing capacity and personnel to meet customer demand. We cannot assure you that these objectives can be met, which would likely have a material and adverse effect on our business and operating results.

We have recently experienced substantial declines in revenues and increases in operating losses, and we may experience additional declines in revenues and increases in operating losses in the future.    Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues in 2003 were $45.0 million compared to $57.1 million in 2002. This decline was due primarily to lower revenue on system sales of our core prober business as a result of the current semiconductor industry downturn, excess capacity and the global economic slowdown combined with lower software and inspection products revenues due to the sale of our software and inspection product lines during 2003. We incurred a net loss of $59.0 million in 2003 compared to a net loss of $73.6 million in 2002. Continued current economic slowdown and continued decline in demand for our products and services and other factors could continue to adversely affect our business in the near term and we may continue to experience additional declines in revenue and increases in operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents at December 31, 2003, should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

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

Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the years ended December 31, 2003, 2002 and 2001, five of our customers accounted for 54%, 41% and 39%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected.    We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products, particularly those related to the implementation of our strategy to become a process management tool provider. As a result, we expect to continue investing in selective new wafer prober product development programs, although we expect engineering, research and development expenses to decrease in 2004 due to the sales of our inspection and software product lines. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers, markets related to the growth of the “Strip” test market for final test will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations.

If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected.    Our major competitors in the prober market are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”), both of which are based in Japan. Some of our competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our results of operations. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service and support. We can not assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

Our outstanding convertible notes may be required to be repaid if not converted prior to their maturity; and may, if converted, result in additional dilution to holders of our Common Stock, all of which may adversely affect the value of our Common Stock.    In June 2002, we issued $35.5 million in convertible notes and related warrants. The notes entitle the holders to convert the notes into an aggregate of 3,464,598 shares of our Common Stock at a conversion price of $10.2465 per share, significantly in excess of recent trading prices of our Common Stock. In connection with the issuance of the notes, we also issued warrants for the purchase of 714,573 shares of our Common Stock that are exercisable at a price of $15.4440 per share, also significantly in excess of recent trading prices of our Common Stock. In certain circumstances, we may force the conversion of all or a portion of the notes and may also redeem the notes. However, unless prior to June 2005 the price of our Common Stock exceeds at least $15.3698 per share, we cannot force the automatic conversion of the notes and we will be obligated to pay the notes in full at maturity. We may voluntarily redeem the notes between June 2005 and June 2007 for an aggregate redemption price of as high as approximately $36.2 million plus accrued interest. In addition, unless waived or renegotiated, we are obligated to pay the holders of the notes an amount equal to $37.3 million plus accrued interest in the event of a sale, merger or other change in our control.

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

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to the best of our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. However, we have received notice from some of the customers receiving letters from Lemelson that, in the event it is determined that the customers’ actions infringe the Lemelson patents, the customers may seek reimbursement from us for some damages or expenses resulting from the infringement. We have in turn notified our suppliers that we may seek reimbursement from them for any resultant costs and fees we incur as a consequence of our customers being held liable for infringement of the Lemelson patents. In addition, some of our suppliers were notified that their equipment may infringe certain Lemelson patents. These suppliers are currently engaged in litigation with Lemelson as regards fourteen of Lemelson’s patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. Lemelson has announced that it will appeal this decision. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.    We have experienced fluctuations in our international sales and operations. International sales accounted for 65%, 48% and 51% of our net sales for 2003, 2002 and 2001, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2003, our cash equivalents and short-term investments consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.3 million. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio.

In thousands, except percentages	Maturity in 2004	Maturity in 2005	Maturity in 2006	Total	Fair Value at December 31, 2003
Cash equivalents	$20,402	$—	$—	$20,402	$20,402
Average rate	1.10%	—	—	1.10%	—
Short-term investments	$5,811	$—	$—	$5,811	$5,801
Average rate	1.20%	—	—	1.20%	—
Convertible subordinated notes	$—	$—	$35,500	$35,500	$35,500
Fixed rate	—	—	5.25%	5.25%	—

Foreign Currency Exchange Rate Risk

We believe that our current foreign exchange exposure in all international operations is not material to our consolidated financial statements because we primarily transact in U.S. dollars. Accordingly, we do not use derivative financial instruments to hedge our current foreign exchange exposure. We believe the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations. For further discussion regarding the effect of foreign currency accounting on our business, see Note 1 to our Consolidated Financial Statements—Summary of Significant Accounting Policies, Foreign currency accounting. There have been no significant changes in our market risk from the prior year.

Item 8.    Financial Statements and Supplementary Data

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
Sales	$38,084	$52,860	$82,907
Sales to related parties	6,883	4,275	1,755

Net sales	44,967	57,135	84,662
Cost of sales	44,747	60,358	63,430

Gross profit (loss)	220	(3,223)	21,232
Operating expenses:
Engineering, research and development expenses	21,785	31,552	31,552
Sales, general and administrative expenses	33,559	39,180	38,890
In-process research and development charges	—	—	281
Restructuring charges	3,909	4,613	—
Impairment charges	6,254	2,407	—

Total operating expenses	65,507	77,752	70,723

Operating loss	(65,287)	(80,975)	(49,491)
Interest income	546	2,261	7,639
Interest expense	(3,368)	(1,354)	(31)
Gain on revaluation of warrants	—	2,264	—
Gains on sales of product lines	7,872	—	—
Other income, net	112	32	245

Loss before income taxes	(60,125)	(77,772)	(41,638)
(Benefit) provision for income taxes	(1,153)	(4,141)	16,431

Net loss	$(58,972)	$(73,631)	$(58,069)

Basic and diluted net loss per share	$(2.76)	$(3.49)	$(2.78)

Shares used in basic and diluted calculations	21,343	21,068	20,910

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$26,081	$35,727
Short-term investments	5,801	22,428
Accounts receivable, net of allowances of $808 and $428	9,472	9,670
Accounts receivable from related parties	2,557	1,101
Inventories	14,383	26,650
Prepaid expenses and other current assets	1,913	2,470

Total current assets	60,207	98,046
Restricted cash	—	7,245
Long-term lease receivable	—	41,055
Property, plant and equipment, net	41,395	15,391
Goodwill, net	2,099	2,099
Other intangible assets, net	—	1,072
Other assets	6,971	8,272

Total assets	$110,672	$173,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,819	$4,065
Accrued liabilities	9,942	16,088

Total current liabilities	16,761	20,153
Convertible subordinated notes	33,630	33,169
Non-current liabilities	10,016	11,813

Total liabilities	60,407	65,135

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,602 and 21,392 shares issued and outstanding	216	214
Additional paid-in capital	158,863	157,605
Accumulated deficit	(106,474)	(47,502)
Accumulated other comprehensive income (loss)	(44)	24
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	50,265	108,045

Total liabilities and stockholders’ equity	$110,672	$173,180

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2001	21,006	$210	$152,337	$84,198	$(420)	(155)	$(2,296)	$234,029
Net loss	—	—	—	(58,069)	—	—	—	(58,069)
Net unrealized gain on investments	—	—	—	—	304	—	—	304
Foreign currency translation adjustments	—	—	—	—	51	—	—	51

Total comprehensive loss								(57,714)

Issuance of common stock under employee stock plans	68	—	930	—	—	—	—	930
Acquisition of Statware	162	2	2,569	—	—	—	—	2,571

Balance at December 31, 2001	21,236	212	155,836	26,129	(65)	(155)	(2,296)	179,816
Net loss	—	—	—	(73,631)	—	—	—	(73,631)
Net unrealized gain on investments	—	—	—	—	(363)	—	—	(363)
Foreign currency translation adjustments	—	—	—	—	452	—	—	452

Total comprehensive loss								(73,542)

Issuance of common stock under employee stock plans	156	2	1,399	—	—	—	—	1,401
Warrant value recorded upon registration of convertible notes	—	—	370	—	—	—	—	370

Balance at December 31, 2002	21,392	214	157,605	(47,502)	24	(155)	(2,296)	108,045
Net loss	—	—	—	(58,972)	—	—	—	(58,972)
Net unrealized loss on investments	—	—	—	—	(68)	—	—	(68)

Total comprehensive loss								(59,040)

Issuance of common stock under employee stock plans	210	2	236	—	—	—	—	238
Interest charge from beneficial conversion	—	—	1,022	—	—	—	—	1,022

Balance at December 31, 2003	21,602	$216	$158,863	$(106,474)	$(44)	(155)	$(2,296)	$50,265

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2003	2002	2001
Cash flows used in operating activities
Net loss	$(58,972)	$(73,631)	$(58,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,999	7,431	5,483
Amortization	1,733	2,335	2,086
Non-cash inventory charges	7,068	8,058	6,698
Interest expense on convertible notes	3,347	1,138	—
Realized foreign exchange loss on closure of foreign branch	—	460	—
Write-off of in-process research and development	—	—	281
Impairment charges	6,254	2,407	—
Impairment on building lease	8,475	—	—
Gain on revaluation of warrants	—	(2,264)	—
Gains on sales of product lines	(7,872)	—	—
Loss on disposal of fixed assets	397	994	39
Deferred income taxes	—	—	18,925
Deferred revenue—non-current	(753)	(1,375)	(1,375)
Changes in current assets and liabilities:
Accounts receivable	(1,657)	250	41,587
Inventories	3,619	(96)	(14,196)
Prepaid expenses and other current assets	(108)	101	370
Accounts payable	2,754	604	(14,571)
Accrued liabilities	(1,143)	(394)	(7,665)

	(29,859)	(53,982)	(20,407)

Cash flows provided by investing activities
Capital expenditures	(48,844)	(6,092)	(8,192)
Proceeds from sales of product lines, net of selling expenses	6,119	—	—
Purchases of investments, available-for-sale	(15,787)	(11,166)	(117,574)
Maturities of investments, available-for-sale	32,357	34,365	176,094
Proceeds from disposal of equipment	16	295	—
Removal of restriction (increase) in restricted cash	7,245	41,055	(48,300)
Advance of long-term lease receivable to lessor	41,055	(41,055)	—
Minority investments and related license payments (see Notes 7 and 16)	—	—	(900)
Acquisition of Statware, net of cash acquired	—	—	(561)
Other assets	(10)	(101)	(15)

	22,151	17,301	552

Cash flows provided by (used in) financing activities
Net proceeds from issuance of convertible subordinated notes	—	32,539	—
Interest paid on convertible subordinated notes	(1,864)	(901)	—
Payments on short-term borrowings	—	(1,171)	(221)
Sales of common stock to employees	238	1,401	930

	(1,626)	31,868	709
Effect of exchange rate changes on cash	(312)	(25)	63

Net decrease in cash and cash equivalents	(9,646)	(4,838)	(19,083)
Cash and cash equivalents at beginning of year	35,727	40,565	59,648

Cash and cash equivalents at end of year	$26,081	$35,727	$40,565

Supplemental cash flow disclosure:
Cash paid (received) during the year for income taxes	$(312)	$(4,630)	$(2,616)

Gross proceeds from issuance of convertible subordinated notes		$35,500
Fees paid to placement agent		(2,485)
Fees paid in connection with debt offering		(476)

Net proceeds from issuance of convertible subordinated notes		$32,539

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

Investments:    The Company invests its excess cash in investment grade debt and equity instruments. Management determines the appropriate classification of the debt securities at the time of purchase as either held-to-maturity or available-for-sale and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income.

Minority equity investments:    At December 31, 2003, the Company has two minority equity investments in non-publicly traded companies. These investments are recorded at the original cost and included in other assets. The Company periodically reviews these investments for impairment based on evaluation of the market conditions, offering prices, trends of earnings, price multiples, and other key measures. When the Company believes such a decline to be other-than-temporary, an impairment loss is recognized in the current period’s operating results to the extent of the decline. For securities that do not have a readily determinable market price, the Company compares the net carrying amount of its cost method investments to similar equity securities with quoted prices when possible after giving effect to differences in risk premiums, estimated future cash flows, and other factors influencing the market value of the securities. When comparisons to quoted securities are not practical, the Company estimates the fair value based on recent sales and purchases of similar unquoted equity securities, independent appraisals, or internally prepared appraisals to estimate the fair value. During the fourth quarter of 2002, it was determined that the Company’s investment in NanoNexus was impaired as the preferred stock price decreased significantly, accordingly an impairment charge of $0.4 million was recorded.

Inventories:    Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on the Company’s products (including engineering design changes), the timing of these changes and estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. The Company writes down inventory to net realizable value based on anticipated product orders, product order history, forecasts and backlog to assess its inventory requirements. If there is weak demand in the semiconductor equipment markets and orders fall below its forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine obsolescence and excess quantities, and reduces the value when appropriate. As a result of these analyses, the Company wrote down inventories by $7.1 million, $8.1 million and $6.7 million in 2003, 2002 and 2001, respectively. The following is a summary of inventories by major category:

In thousands	2003	2002
Raw materials	$7,099	$15,326
Work in process	6,437	8,756
Finished goods	847	2,568

	$14,383	$26,650

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment:    Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of assets. Leasehold improvements are amortized over the life of the related assets or the life of the lease, whichever is shorter. The following is a summary of property, plant and equipment by major category:

In thousands, except lives	Estimated Useful Lives	2003	2002
Land		$9,152	$—
Buildings	30	21,721	—
Equipment	3-5	5,140	5,060
Leasehold improvements	Term of lease	2,441	4,132
Office furniture and equipment	3-10	10,156	13,802

		48,610	22,994
Accumulated depreciation and amortization		(7,215)	(7,603)

		$41,395	$15,391

Accounting for long-lived assets:    In accordance with Statement of Financial Accounting Standards No. No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which was issued in August 2001, and effective January 1, 2002, the Company reviews long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Measurement of impairment charges for long-lived assets to be held and used are based on the excess of the carrying amount of those assets over the fair value. The fair value of the assets then becomes the assets’ new carrying value, which is depreciated over the remaining estimated useful lives of the assets.

As a result of an assessment of current semiconductor capital equipment market conditions and the related effect on the Company’s business, it was concluded that there were indicators of impairment of the Company’s long-lived assets. The Company’s management performed an impairment test, which compared the net book value of currently utilized property and equipment and other non-current assets net book value with the estimated undiscounted cash flows from these assets. The cash flows over the estimated remaining useful lives of the assets currently in use were sufficient to recover the net book value of these assets. Due to continued declines in corporate real estate values in the San Jose area, management undertook a review of the value of the corporate campus for possible impairment and concluded that there were indicators of impairment for the portion of the corporate campus that is currently not being utilized. In 2003, based on management’s evaluation and the results of an independent appraisal, the Company recorded an impairment charge of $4.1 million for the unused portion of the corporate campus. In addition, the Company recorded a $2.1 million impairment charge for fixed assets that were no longer in use.

In 2002, the Company performed a similar impairment test of property and equipment and non-current assets. Based on the quoted market price of the estimated fair value of the assets, the Company recorded an impairment charge of $2.0 million to write down the carrying value of certain fixed assets and non-current assets held for use in the Prober Division to their estimated fair values.

Revenue recognition:    Revenue is recognized on the sale of semiconductor manufacturing equipment when a customer purchase order or contract has been received, when products or services have been delivered, when the total purchase price can be assured without making significant concessions and when the Company’s ability to collect from its customer is assured. The Company sells to an industry that is highly cyclical with periods of high

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

demand and significant oversupply. The companies in the semiconductor equipment manufacturing industry continue to consolidate as they are faced with rapidly increasing capital requirements and expensive technological change. In recognizing revenue, certain assumptions and estimates are made, namely: for established products, revenue is recognized upon product shipment or delivery on the basis that the Company has a legally enforceable claim on payment; and for newer products, revenue is recognized upon signed customer acceptance. New products are defined as products that have a substantially different platform than the Company’s established products. The Company considers a substantially different platform to be a system that performs a different function from its established products or significantly different functionality in its established products (e.g., 12” wafer probing systems compared to existing 8” wafer probers). The Company considers a new system routinely accepted in the marketplace when three to five successful installations based on the Company’s acceptance criteria have been put into customer production.

With respect to collections from customers, the Company assumes that, based on past history, it will continue to collect its receivables from them without significant delays in payments or product concessions, despite the fact that they have larger financial size relative to the Company and despite the Company’s dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables (typically a tool sale bundled with any of the following (a) training, (b) installation and (c) maintenance and service), the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value of the undelivered item exists, and (iii) if the arrangement includes a general right of return relative to a delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

The Company also derives revenue from software licenses and post-contract customer support (PCS) under Statement of Position (SOP) 97-2 “Software Revenue Recognition”. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company may enter into licenses to provide software to customers for a period of time, during which the customer, for a single fee, is entitled to receive unspecified products as well as maintenance and support until the end of the contract term. For these contracts, total contract revenue is recognized on a straight-line basis over the contract term. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amount of revenues are allocated to the delivered elements. For those contracts that consist solely of license and maintenance, the Company recognizes licenses based upon the residual method after all licensed software products have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions”. The Company recognizes maintenance revenues over the term of the maintenance contract. Vendor-specific objective evidence of the fair value of maintenance for license agreements is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (that is, the renewal rate).

At December 31, 2003, deferred revenue of $1.0 million was included in accrued liabilities. This amount includes $0.3 million of prober products, $0.4 million of prober service revenue that is being amortized over the term of maintenance agreements, $0.1 million of prober services that will be recognized upon future delivery and $0.2 million of software licenses.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty:    The Company generally warrants its products for a period of twelve months and accrues a current liability for the estimated cost of warranty upon shipment. For established products, this accrual is based on historical experience; and for the Company’s newer products, this accrual is based on estimates from similar products. In addition, from time to time, specific warranty accruals are made for specific technical problems.

Allowance for doubtful accounts:    The Company closely monitors the collection of its accounts receivables and records a reserve for doubtful accounts against aged accounts and specifically identified amounts that it believes are not recoverable. When receivable balances are determined to be uncollectible, these balances are written off. The Company sells primarily to large, well-established semiconductor manufacturers and semiconductor test companies and has not experienced significant accounts receivable losses in the past.

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

Foreign currency accounting:    The United States dollar is the functional currency for all foreign operations. The effect on the consolidated statements of operations of transaction and translation gains and losses is insignificant for all years presented. The Japanese yen was the functional currency for the Company’s Japanese subsidiary prior to its closure at the end of 2002 and translation gains or losses related to this subsidiary were included as a component of stockholders’ equity and comprehensive income. When the Japan office was closed during the fourth quarter of 2002, a net translation loss in the amount of $0.5 million was recognized in the statement of operations.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock based Compensation and Employee Stock Plans:    The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), to account for stock options issued to its employees under its stock option plans, if any, over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. The Company has elected to make pro forma fair value disclosures as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. See Note 13, Stockholders Equity for detailed assumptions used by the Company to compute the fair value of stock-based awards for purposes of pro forma disclosures under SFAS 123.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss per share if the Company had accounted for its stock option under the fair value method of accounting under Statement 123, as amended by Statement 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148):

In thousands, except per share amounts	2003	2002	2001
Net loss—as reported	$(58,972)	$(73,631)	$(58,069)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,182)	(6,647)	(4,940)

Net loss—pro forma	$(63,154)	$(80,278)	$(63,009)

Net loss per share:
Basic and diluted—as reported	$(2.76)	$(3.49)	$(2.78)
Basic and diluted—pro forma	$(2.96)	$(3.81)	$(3.01)

Net loss per share:    Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share:

In thousands, except per share data	2003	2002	2001
Numerator: Net loss	$(58,972)	$(73,631)	$(58,069)
Denominator: Basic and diluted weighted average shares	21,343	21,068	20,910

Basic and diluted net loss per share	$(2.76)	$(3.49)	$(2.78)

Additional disclosure:
Shares excluded from calculations:
Stock options (weighted average shares)	3,636	3,980	3,200
Shares held in escrow in connection with acquisitions	26	112	130

	3,662	4,092	3,330

These shares were excluded from the net loss per share calculations because the Company was in a loss position and the effect of their inclusion would be anti-dilutive.

Shipping and handling:    The cost of shipping products to customers is not material and is included in cost of sales.

Comprehensive loss:    Comprehensive loss includes net loss as well as additional other comprehensive income such as unrealized gains (losses) on investments and foreign currency translation adjustments. The following schedule summarizes the activity in comprehensive loss, net of zero tax benefit:

In thousands	2003	2002	2001
Net loss	$(58,972)	$(73,631)	$(58,069)
Unrealized gain (loss) on investments	(68)	(363)	304
Foreign currency translation adjustments	—	452	51

Comprehensive loss	$(59,040)	$(73,542)	$(57,714)

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule summarizes the components of accumulated other comprehensive income (loss), net of zero tax benefit:

In thousands	2003	2002
Unrealized gain (loss) on investments	$(10)	$58
Foreign currency translation adjustments	(34)	(34)

Accumulated other comprehensive income (loss)	$(44)	$24

The closure of the Company’s Japan office resulted in a foreign currency translation loss of $0.5 million, which was recognized in 2002.

Impact of recently issued accounting pronouncements:    On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to non-controlling interests in limited-life subsidiaries. The FASB decided to defer the application of SFAS 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these non-controlling interests. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Company adopted SFAS 150 and the effect of adoption had no material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R, which superseded FIN 46. FIN46R will be applicable to all non-Special-Purpose Entities created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim annual reporting period ending after March 15, 2004. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore does not expect that the adoption will have an effect on the consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, the consolidated financial position or results of operations may be adversely impacted.

Note 2.    Acquisition of San Jose, California Campus

In March 1997, the Company entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. A synthetic lease is a lease that is treated as an operating lease for accounting purposes and a capital lease for tax purposes. Under the Company’s synthetic lease, third party lessors funded 100% of the acquisition and construction costs relating to properties leased to us.

In January 2003, the Company provided the lessors with a notice to purchase the San Jose, California property by March 2003. In December, the Company received a fair market appraisal of the property for $37.0 million, $11.3 million less than the guaranteed residual lease value of $48.3 million. Under EITF 96-21, Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities, beginning on

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease. Because the Company provided the lessor with a notice to purchase the leased assets by March 2003, the gross lease payments were calculated over the remaining four months of the lease. Thus, the Company began amortizing the $11.3 million deficiency at $2.8 million per month effective December 2002, and recorded $8.5 million of additional rent expense in the first quarter of 2003. The Company completed the purchase of the property in March 2003. The long-term lease receivable and cash collateral were used to fund the purchase price. The land and buildings were recorded at fair value plus closing costs, approximately $37.2 million and the accrued rent of $11.3 million was paid. In December 2003, based on management’s evaluation and on an appraisal of the land and building performed by an outside appraisal company, the land and buildings were written down to $30.9 million. As a result of the purchase, depreciation expense has increased by approximately $0.9 million per year and rent expense and interest income have decreased by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates, effective the second quarter of 2003.

Note 3.    Sales of Product Lines

On July 15, 2003, the Company sold certain software product lines (CADNav, Merlin, YieldManager, LCD-YM) and related assets to FEI Company (“FEI”) for $4.9 million in cash, net of selling expenses ($0.6 million escrowed and restricted for one year), plus the assumption of $2.5 million of liabilities. In 2003, the Company recorded a gain on this sale of $6.5 million after deducting from the consideration the book value of sold assets, transaction and other related costs, and the Company’s obligation to FEI under indemnification provisions of the agreement. As part of this transaction, the Company has indemnified FEI for certain representations and warranties over periods ranging from twelve to forty-eight months.

On November 6, 2003, the Company sold the inspection products lines and related assets to ATS Systems Oregon, Inc. for $1.2 million in cash, net of selling expenses, plus the assumption by ATS of $0.6 million of warranty obligations. In 2003, the Company recorded a gain on this sale of $1.4 million, after deducting from the consideration the book value of sold assets, transaction and other related costs, and the Company’s obligation to ATS under indemnification provisions of the agreement.

Note 4.    Financial Instruments

Concentration of credit risk:    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt and equity instruments, and collateralized funds of United States and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells its systems to semiconductor manufacturers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral such as letters of credit whenever deemed necessary. The write-off of uncollectible amounts have been within management’s expectations. Accounts receivable from customers in Asia were $5.9 million and $3.3 million at December 31, 2003 and 2002, respectively.

Fair value of financial instruments:    The Company estimated the fair value of financial instruments and concluded the amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate fair value due to their short maturities. Short term investments are reported at their estimated fair value based on quoted market prices. For the Company’s portfolio of minority equity investments, management believes that the carrying value of these investments approximates

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value at December 31, 2003 and 2002. This estimate takes into account the impairment analyses performed and the impairments recorded during 2002. Realized gains and losses from the Company’s investments have been insignificant to date.

Investments:    The following is a summary of the Company’s short-term investments for the years ended:

	Available-for-Sale
In thousands	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2003
Money market securities	$9,866	$—	$—	$9,866
Market auction preferred notes	5,575	—	10	5,565
Coupon municipals	200	—	—	200
Bank guarantee deposits	236	—	—	236

Total available-for-sale	15,877	—	10	15,867
Less amounts classified as cash and cash equivalents	(10,066)	—	—	(10,066)

Total short-term investments	$5,811	$—	$10	$5,801

2002
Corporate notes	$13,720	$55	$—	$13,775
Money market securities	13,100	—	—	13,100
U.S. government agencies	3,521	16	—	3,537
Market auction preferred notes	4,925	—	—	4,925
Bank guarantee deposits	191	—	—	191

Total available-for-sale	35,457	71	—	35,528
Less amounts classified as cash and cash equivalents	(13,100)	—	—	(13,100)

Total short-term investments	$22,357	$71	$—	$22,428

The following is a summary of costs and estimated fair values of short-term investments by contractual maturity:

	Available-for-Sale
In thousands	Cost	Estimated Fair Value
2003
Amounts maturing within one year	$15,877	$15,867
Amounts maturing after one year, within five years	—	—

Total available-for-sale	15,877	15,867
Less amounts classified as cash and cash equivalents	(10,066)	(10,066)

Total short-term investments	$5,811	$5,801

Note 5.    Goodwill and Other Intangible Assets, Net

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142). The Company performed its annual impairment test of goodwill for the year 2003 and has concluded that no impairment exists. Upon adoption of SFAS 142, the Company completed the transitional impairment test of goodwill as of January 1, 2002 during the second quarter

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 2002 and conducted the required annual test in 2002, and concluded that no impairment existed. The Company undertakes to carry out impairment tests on an annual basis and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of its unamortized goodwill balance.

The effect in 2001 of excluding goodwill, assembled workforce and acquired customer list amortization (in thousands) was: goodwill amortization, $462; assembled workforce amortization, $47; and acquired customer list amortization, $78. Including these adjustments, the net loss per share would have been $(2.76). Amortization expense for other intangible assets was $1.1 million, $0.9 million, and $0.9 million for the years ended 2003, 2002 and 2001, respectively. Intangible assets were fully amortized at the end of 2003.

Other intangible assets subject to amortization were as follows:

In thousands	2003	2002
Licenses and other intellectual property	$2,400	$2,440
Developed technology	705	760
Other	—	449

Gross intangible assets	3,105	3,649
Less accumulated amortization	(3,105)	(2,577)

Other intangible assets, net	$—	$1,072

Note 6.    Acquisition of Statware

On January 12, 2001, the Company acquired Statware, Inc. (“Statware”), a developer of process optimization software technologies. The total purchase price (in thousands) was $3,382 and consisted of: cash, $600; common stock issued, $2,571 (161,940 shares); and acquisition costs, $211. In connection with the acquisition, 70,262 shares of the Company’s common stock, included as consideration, were deposited into escrow accounts of one to five years to indemnify the Company for any breach of Statware’s representations and warranties. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Statware are included in the Company’s financial statements subsequent to the acquisition.

The purchase price was allocated, based on an independent appraisal obtained by the Company, to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition (in thousands) as follows: cash and other assets, $108; identifiable intangibles, including developed technology, customer base and assembled workforce, $1,080; deferred tax liability, ($399); goodwill, $2,312; and in-process research and development, $281.

In-process research and development that had not reached technical feasibility and did not have alternative future uses in the amount of $281,000 was expensed in the quarter ended March 31, 2001. Intangible assets are amortized on a straight-line basis over estimated useful lives ranging from three to five years. Beginning January 1, 2002, based on SFAS 142 (See Note 5, Goodwill and Other Intangible Assets, Net), goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, assembled workforce and acquired customer list, is no longer being amortized.

Note 7.    Investment in Cascade Microtech, Inc.

In the second quarter of 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (“Cascade”) for approximately $3.0 million, which represented less than a 10% equity interest. In addition, the Company entered into an agreement to license certain technology from Cascade for

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $2.0 million, and in 2001, an additional $0.4 million payment was made to extend the exclusivity of the license agreement. The cost has been amortized to engineering expense on a straight line basis over the useful life of the investment, or five years. Based on current business strategy, the Company accelerated the amortization of the Cascade license and amortized the remaining $0.2 million in 2003. These amounts, net of accumulated amortization, are included in other assets. The Company’s Chairman and Chief Executive Officer is a director of Cascade. (See Note 16, Related Party Transactions).

Note 8.    Accrued Liabilities

The following is a summary of accrued liabilities by major category:

In thousands	2003	2002
Accrued compensation and related liabilities	$2,739	$2,950
Warranty reserves	2,842	2,474
Restructuring charges	719	1,287
Deferred revenue, net of related cost of revenue	962	2,623
Accrued rent	—	2,856
Taxes other than on income	1,004	228
Other	1,676	3,670

	$9,942	$16,088

Note 9.    Warranty Reserves and Guarantees

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Revenue	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Year ended 2003	$2,474	$2,254	$(3,059)	$1,173	$2,842
Year ended 2002	$1,839	$1,817	$(1,240)	$58	$2,474

The Company recorded approximately $1.4 million additional warranty reserves in 2003 related to the sale of its inspection products lines, which is included in cost of sales.

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party’s intellectual property rights. Further, the Company also provides guarantee instruments to certain third parties as required for certain transactions. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in our consolidated financial statements. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Note 10.    Restructuring Charges

Singapore relocation and U.S. workforce reduction:    In January 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. As a result of the continued semiconductor equipment downturn and to better align the Company’s cost structure with the market demand for their products, the Company announced

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

further workforce reductions in October 2002. Overall, 228 employees were designated for termination and 196 employees were terminated. The Company recorded a restructuring charge of $3.1 million in 2002. During 2003, an additional 127 employees were designated for termination and 158 were terminated. In 2003, the Company recorded a restructuring charge of $3.7 million, primarily for severance packages.

International office closures:    During September and October of 2002, the Company announced plans to close its sales office in Japan and other offices in Europe and Asia. During the fourth quarter of 2002, 38 employees were designated for termination and 28 were terminated. In 2002, the Company recorded a restructuring charge of $1.5 million for severance packages, legal and accounting fees related to the closures, and asset write-downs. In 2003, nine employees designated to be terminated in 2002 were removed from the termination list, primarily due to the sale of certain product lines. Further, the Company recorded additional restructuring charge of $0.2 million in 2003, primarily due to additional costs for office closures.

Details of the restructuring charges, which are included in accrued liabilities and are anticipated to be substantially paid in 2004, are as follows:

	2003			2002
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$647	$640	$1,287	$—	$—	$—
Restructuring charges	3,032	877	3,909	3,725	888	4,613
Write-downs	—	(557)	(557)	—	(71)	(71)
Cash payments	(3,200)	(720)	(3,920)	(3,078)	(177)	(3,255)

Ending balance	$479	$240	$719	$647	$640	$1,287

Note 11.    Convertible Subordinated Notes and Warrants

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on the fifteenth of June and December. Annual interest payments are $1.9 million, and will result in a charge to interest expense until the end of the term of the notes. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which was triggered on February 21, 2003. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash charge to interest expense in the Company’s operating results for the first quarter fiscal 2003.

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

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 12.    Commitments and Contingencies

The Company leases certain facilities and equipment under non-cancelable operating leases, including a three-year operating lease for its 39,000 square foot manufacturing facility in Singapore. The lease agreement allows for a renewal of two years after the expiration of the lease. As of December 31, 2003, the minimum annual rental commitments are as follows (in thousands) for the years 2004 through 2008 and thereafter: $1,106, $946, $855, $449, $49, and $53, respectively. Rent expense was approximately $2.1 million, $4.1 million, and $5.1 million for the years 2003, 2002 and 2001, respectively.

As of December 31, 2003, outstanding purchase commitments are $9.0 million of which $8.7 million are inventory purchase commitments; and $0.3 million are other purchase orders. Of these outstanding purchase commitments, $6.8 million are non-cancelable.

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to the best of our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. However, we have received notice from some of the customers receiving letters from Lemelson that, in the event it is determined that the customers’ actions infringe the Lemelson patents, the customers may seek reimbursement from us for some damages or expenses resulting from the infringement. We have in turn notified our suppliers that we may seek reimbursement from them for any resultant costs and fees we incur as a consequence of our customers being held liable for infringement of the Lemelson patents. In addition, some of our suppliers were notified that their equipment may infringe certain Lemelson patents. These suppliers are currently engaged in litigation with Lemelson as regards fourteen of Lemelson’s patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. Lemelson has announced that it will appeal this decision. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business.

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

Note 13.    Stockholders’ Equity

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

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock option plans:    In May 2001, the Company adopted the 2001 Non-Officer Employee Stock Incentive Plan (2001 Plan) and reserved 1,300,000 shares for issuance. During 2001 and 2000, the Company’s stockholders approved amendments to the 1997 Stock Incentive Plan (1997 Plan) to increase the number of shares reserved for issuance by 700,000 and 1,000,000, respectively. At December 31, 2003, the Company had 1,993,859 options available for grant under its 2001 Plan and 1997 Plan for grant issuance to eligible employees and to provide for certain automatic grants of stock options to non-employee directors. Options under these plans are granted at fair market value, expire ten years from the date of grant and generally vest in quarterly installments, commencing one year from the date of grant.

The following table summarizes stock option activity and related information for the years ended:

	2003		2002		2001
Share amounts in thousands	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding—beginning of year	3,938	$16.21	3,748	$16.99	2,694	$18.04
Granted	1,679	$2.57	714	$12.44	1,215	$15.22
Exercised	(44)	$1.48	(39)	$12.37	(11)	$12.93
Cancelled	(2,413)	$15.00	(485)	$16.95	(150)	$22.43

Outstanding—end of year	3,160	$10.10	3,938	$16.21	3,748	$16.99

	2003
Share amounts in thousands	Options Outstanding	Weighted Average Exercise Price	Number of Shares Available for Grant
Stock Plans approved by stockholders	2,291	$12.24	1,211
Stock Plans not approved by stockholders	869	$4.38	783

	3,160	$10.10	1,994

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding options at December 31, 2003 (share amounts in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 1.37–$ 1.98	452	4.01	$1.64	189	$1.51
$ 2.83–$ 3.40	1,044	7.63	$3.16	1	$3.38
$ 3.91–$14.25	576	4.16	$12.96	511	$13.29
$14.45–$17.00	728	4.70	$15.85	574	$15.82
$17.06–$34.75	360	5.64	$24.59	345	$24.65

	3,160	5.58	$10.10	1,620	$15.23

In addition, the Company issued 100,000 shares of restricted stock in April 1996 under the 1993 Long Term Stock Incentive Plan. The Company recorded a deferred compensation charge equal to the fair value of the restricted stock at the time of issuance of $1.4 million. The deferred compensation charge was fully amortized at December 31, 2000.

Employee stock purchase plan (ESPP):    On May 23, 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 2,000,000 shares. The Company’s 2002, 1998 and 1993 Employee Stock Purchase Plans provide that eligible employees may purchase stock at 85% of its fair value on specified dates through payroll deductions. At December 31, 2003, the Company had 1,834,024 shares reserved for future issuance under the 2002 Plan. The Company sold approximately 166,000, 117,000 and 57,000 shares to employees in 2003, 2002 and 2001, respectively.

Stock based compensation:    As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. The weighted average grant date fair value of options and stock purchase rights granted during 2003, 2002 and 2001 was $1.87 and $0.83, $6.67 and $4.44, and $9.43 and $5.90, respectively.

The fair value of options granted and employee purchase plan shares were estimated at the date of grant with the following weighted average assumptions:

	Stock Option Plans			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	89.0%	75.0%	62.0%	130.0%	62.0%	62.0%
Risk-free interest rate	2.8%	1.4%	6.0%	1.0%	1.2%	1.8%
Expected life (years)	4.0	4.0	4.0	0.5	0.5	0.5

No stock-based employee compensation cost is reflected in the net losses for the three years ended 2003, 2002 and 2001, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

On July 16, 2003, the Company filed a Schedule TO with the Securities and Exchange Commission in connection with its Option Exchange Program pursuant to which eligible employees had the opportunity to make

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a one-time election to cancel certain outstanding grants of stock options under the Electroglas, Inc. 1993 Long-Term Incentive Plan, the Electroglas, Inc. 1997 Stock Incentive Plan and the Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan and exchange them for a lesser number of new options at a new exercise price and with a new vesting schedule. The Company initiated this program to increase the motivational and retention value of its stock option program and to decrease the potentially dilutive effect of the large number of options held by employees that had exercise prices substantially above the current market price of the Company’s common stock. During the third quarter of 2003, 727,475 shares were surrendered and cancelled.

Incentive plans:    The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its employees who reside in the United States. The Board of Directors determines annually a formula to set aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. There was no charge to operations for these plans during 2003, 2002 and 2001.

Warrants:    In June 2002, the Company issued $35.5 million in convertible notes and related warrants. In connection with the issuance of the convertible notes the Company also issued warrants for the purchase of approximately 714,573 shares of common stock that are exercisable at a price of $15.440 per share, subject to adjustment upon certain events. At December 31, 2003, the Company had 714,573 warrants exercisable and outstanding. The holders of the notes and warrants may convert the debt and exercise the warrants and the Company may force the conversion of all or a portion of the notes and warrants in certain circumstances.

Note 14.    Segment Information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. Prior to the first quarter of 2003, the Company had two reporting segments, Prober and Inspection Products and EGsoft. In the first quarter 2003, the Company changed to a single operating unit from a divisional structure and now has one reportable segment. Revenues from after-sale services have traditionally totaled less than 10% of the Company’s total revenues and are not shown separately.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s geographic operations for the years ended:

In thousands	Sales to Unaffiliated Customers	Operating Income (Loss)	Identifiable Assets
2003
United States	$36,703	$(53,216)	$88,583
Asia	—	(8,765)	14,066
Europe	8,264	(3,306)	8,023

	$44,967	$(65,287)	$110,672

2002
United States	$47,136	$(63,483)	$147,917
Asia	960	(12,725)	16,528
Europe	9,039	(4,239)	8,735

	$57,135	$(80,447)	$173,180

2001
United States	$62,815	$(43,261)	$199,229
Asia	414	(5,773)	3,547
Europe	21,433	(457)	11,095

	$84,662	$(49,491)	$213,871

Sales between geographic areas are at prices that the Company believes are at arm’s length. International sales represented 65%, 48% and 51% of the Company’s net sales in 2003, 2002 and 2001, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations. Export sales made by United States operations were 47% of net sales in 2003 (42% to Asia, 5% to other), 30% of net sales in 2002 (24% to Asia, 6% to other) and 25% of net sales in 2001 (20% to Asia, 5% to other). Sales to customers in France included in international sales represented 12%, 10% and 14% of the Company’s net sales in 2003, 2002 and 2001, respectively. The majority of the Company’s assets in Asia consist of inventory and fixed assets located at the Company’s Singapore manufacturing facility.

The following is a summary of the Company’s net sales by product, although the Company manages its business as a single operating unit.

	Years ended December 31,
In thousands	2003	2002	2001
Prober systems	$23,402	$28,863	$49,678
Inspection products	2,991	5,030	3,430
Software products	4,048	8,413	8,501
Aftermarket sales	14,526	14,829	23,053

	$44,967	$57,135	$84,662

In 2003, ST Microelectronics, National Semiconductor, and AST Test accounted for 16%, 15%, and 13% of net sales. In 2002, ST Microelectronics and Cypress Semiconductor accounted for 13% and 11% of net sales. In 2001, ST Microelectronics accounted for 12% of net sales.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Income Taxes

Significant components of the provision (benefit) for income taxes are as follows for the years ended:

In thousands	2003	2002	2001
Federal:
Current	$(1,252)	$(4,004)	$(3,105)
Deferred	—	—	16,064

	(1,252)	(4,004)	12,959
State:
Current	(165)	60	60
Deferred	—	—	3,119

	(165)	60	3,179
Foreign:
Current	264	(197)	551
Deferred	—	—	(258)

	264	(197)	293

	$(1,153)	$(4,141)	$16,431

No tax benefits were realized from exercises of nonqualified stock options or disqualifying dispositions of stock acquired through incentive stock option or employee stock purchase plans during 2003, 2002 and 2001. Such benefits will reduce taxes currently payable and will be credited to additional paid in capital when realized. Pretax income (loss) from foreign operations was $1.8 million, $(2.2) million and $(2.5) million for 2003, 2002, and 2001, respectively. Upon repatriation of foreign earnings, residual United States taxes would be immaterial.

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows for the years ended:

	2003		2002		2001
In thousands, except percentages	Amount	Percent	Amount	Percent	Amount	Percent
Tax computed at U.S. statutory rate	$(21,044)	(35.0)%	$(27,223)	(35.0)%	$(14,573)	(35.0)%
State income taxes (net of federal benefit)	(107)	(0.2)	39	—	2,066	5.0
Gain on warrant revaluation	—	—	(792)	(1.0)	—	—
Research and development credit	(700)	(1.2)	(900)	(1.1)	(900)	(2.2)
Foreign taxes	79	0.1	21	—	1,344	3.2
In-process research and development	—	—	—	—	98	0.2
Intangibles—goodwill	—	—	—	—	162	0.4
Unbenefitted losses	21,907	36.4	26,724	34.4	13,612	32.7
Changes in valuation allowance	824	1.4	(215)	(0.3)	14,562	35.0
Reversal of tax reserves	(1,252)	(2.1)	(2,729)	(3.5)	—	—
Other, net	(860)	(1.3)	934	1.2	60	0.2

(Benefit) provision for income taxes	$(1,153)	(1.9)%	$(4,141)	(5.3)%	$16,431	39.5%

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax accounts are as follows for the years ended:

In thousands	2003	2002
Deferred tax assets:
Intangible assets	$8,722	$11,231
Warranty reserves	533	894
Inventories	2,138	6,489
Depreciable assets	7,060	824
Deferred revenue	670	2,102
Net operating losses	65,490	39,729
Tax credit carryforwards	11,912	10,446
Other	1,864	2,343

Total deferred tax assets	98,389	74,058
Less: Valuation allowance	(98,389)	(74,058)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The Company has provided a valuation allowance amount equal to its total deferred tax assets of $98.4 million at December 31, 2003 due to uncertainties surrounding realization of its deferred tax assets. The valuation allowance increased by $24.3 million and $28.3 million in 2003 and 2002, respectively. At December 31, 2003, a valuation allowance of $0.1 million relates to stock option deductions that will be credited to additional paid in capital when recognized.

As of December 31, 2003, the Company had federal net operating losses attributable to the acquisition of Knights Technology, Inc. in the amount of $1.8 million. Additionally, the Company had net operating losses and federal research and development tax credits arising from the acquisition of Statware, Inc. in the amounts of $0.2 million and $0.1 million, respectively. The utilization of these acquired net operating losses and tax credit carryforwards is significantly limited due to change of ownership rules. The losses and tax credit carryforwards will expire in varying amounts between 2004 and 2020. The federal net operating loss carryforwards at December 31, 2003, not related to acquisitions, in the amount of $181.3 million will expire in varying amounts between 2021 and 2023. The federal research and development credit carryforwards of $7.3 million will expire in varying amounts between 2018 and 2023. For state tax purposes, as of December 31, 2003, the Company had net operating loss, research and development tax credit, and manufacturing investment credit carryforwards of approximately $67.0 million, $7.0 million and $0.2 million, respectively. The state net operating loss carryforwards will expire in 2013. The California research and development credit carryforwards have no expiration date and the California manufacturing investment tax credit will expire in varying amounts between 2009 and 2010.

Note 16.    Related Party Transactions

Cascade Microtech, Inc.:    The Company purchased inventory from Cascade of $0.1 million, $0.1 million and $0.2 million and sold prober products of $0.4 million, $0.7 million and $0.5 million, in 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, there were no balances in accounts payable and accounts receivable with Cascade. The Company’s Chairman and Chief Executive Officer is a director of Cascade, and the Company holds less than 10% equity investment in Cascade. (See Note 7, Investment in Cascade Microtech, Inc.)

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

National Semiconductor:    The Company sold prober and software products to National Semiconductor of $6.5 million, $3.6 million, and $1.2 million in 2003, 2002, and 2001. As of December 31, 2003 and 2002, there were $2.6 million and $1.1 million in accounts receivable with National Semiconductor, respectively. One of the Company’s Directors is a director of National Semiconductor.

Note 17.    Subsequent Event

On February 17, 2004, the Company granted options to purchase 263,840 shares under the Option Exchange Program (See Note 13, Stockholders’ Equity).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Electroglas, Inc.

We have audited the accompanying consolidated balance sheets of Electroglas, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electroglas, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/    ERNST & YOUNG LLP

San Jose, California

January 27, 2004, except for Note 17,

as to which the date is February 17, 2004

ELECTROGLAS, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

In thousands	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year ended 2003	$428	$495	$115	$808
Year ended 2002	$423	$208	$203	$428
Year ended 2001	$489	$36	$102	$423

(a)	Includes write-offs and reversals.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: As of the end of the period covered by this report, Electroglas carried out an evaluation under the supervision and with the participation of Electroglas’ management, including Electroglas’ CEO and CFO, of the effectiveness of the design and operation of Electroglas’ disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 or 15d-14. Based on that evaluation, Electroglas’ management, including the CEO and CFO, concluded that Electroglas’ disclosure controls and procedures were effective in timely alerting them to material information relating to Electroglas, required to be included in Electroglas’ periodic SEC filings, including this report.

(b)	Changes in internal controls: There have been no significant changes in Electroglas’ internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

(c)	Limitations on the effectiveness of controls: It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item, including the independence of the audit committee and the audit committee’s financial expert, is included under the heading “Election of Director” and “Other Matters” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 20, 2004, and is incorporated herein by reference.

We adopted a code of business conduct and ethics, or code of conduct, in 2003. The code of conduct has been designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The code is available on our website (www.electroglas.com). To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.    Executive Compensation

The information required by this item is included under the heading “Executive Compensation and Other Information” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 20, 2004, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 20, 2004, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is included under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 20, 2004, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is included under the heading “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 20, 2004, and is incorporated herein by reference.

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

(3)    Exhibits—See Index to Exhibits on page 61.

(b)    Reports on Form 8-K—On October 23, 2003, the Company announced earnings results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROGLAS, INC.

By:	/s/ KEITH L. BARNES
Keith L. Barnes Chairman and Chief Executive Officer

Date: March 24, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith L. Barnes and Thomas E. Brunton, and each of them, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH L. BARNES Keith L. Barnes	Chairman and Chief Executive Officer (Principal Executive Officer)	March 24, 2004

/s/ THOMAS E. BRUNTON Thomas E. Brunton	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 24, 2004

/s/ ROBERT J. FRANKENBERG Robert J. Frankenberg	Director	March 24, 2004

/s/ MEL FRIEDMAN Mel Friedman	Director	March 24, 2004

/s/ C. SCOTT GIBSON C. Scott Gibson	Director	March 24, 2004

/s/ JOHN OSBORNE John Osborne	Director	March 24, 2004

/s/ EDWARD SALIBA Ed Saliba	Director	March 24, 2004

INDEX TO EXHIBITS

Exhibit Number	Exhibits
3.1	Certificate of Incorporation of Electroglas, Inc., as amended.(1)
3.2	By-laws of Electroglas, Inc., as amended.(2)
3.3	Certificate of Designation for Electroglas, Inc.(2)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate of Electroglas, Inc., a Delaware corporation.(1)
10.1*	Electroglas, Inc. 1993 Long-Term Incentive Plan.(3)
10.2*	Change of Control Agreement between Electroglas, Inc. and Armand J. Stegall dated as of June 9, 1995.(4)
10.3*	Electroglas, Inc. Restricted Stock Bonus Agreement Between Electroglas, Inc. and Curtis S. Wozniak.(5)
10.4*	Change of Control Agreement between Electroglas, Inc. and Curtis S. Wozniak dated as of April 4, 1996.(5)
10.5*	Electroglas Officers’ Retirement Medical and Dental Coverage Policy.(6)
10.7	Rights Agreement between Electroglas, Inc., and BankBoston, N.A., as rights agent dated as of November 18, 1997.(7)
10.8*	Electroglas, Inc. 1997 Stock Incentive Plan.(8)
10.9*	Form of Change of Control Agreement between the Company and each of Timothy J. Boyle, Wayne Woodard, Thomas E. Brunton and Patrick Kiely as of June 9, 1995, April 5, 1999, December 22, 2000, and October 3, 2003 respectively.(9)
10.11*	Electroglas, Inc. 1998 Employee Stock Purchase Plan.(10)
10.12*	Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan.(11)
10.13*	Executive Employment Agreement between Electroglas, Inc. and Keith Barnes dated October 22, 2003(12)
10.14*	Electroglas, Inc. Stock Option Award Agreement between Electroglas, Inc. and Keith Barnes dated October 28, 2003(13)
10.15*	Resignation letter from Curt Wozniak to Electroglas, Inc. dated October 28, 2003(14)
12.1	Statement of Computation of Ratios.
21.1	List of subsidiaries of registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Keith L. Barnes, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Keith L. Barnes, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.
(2)	Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(3)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-74860), which became effective on February 23, 1994.
(4)	Incorporated by reference to the identically numbered exhibit of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1996.
(5)	Incorporated by reference to the identically numbered exhibit of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.
(6)	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 31, 1996.
(7)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G (Commission File No. 0-21626), filed with the Securities and Exchange Commission on November 19, 1997.
(8)	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(9)	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(10)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.
(11)	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2002.
(12)	Incorporated by reference to Exhibit 10.13 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated by reference to Exhibit 10.14 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(14)	Incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
*	Management contracts, or Company compensatory plans or arrangements.