Form 10-Q
period 2004-03-31
ELECTROGLAS INC
filed 2004-05-07
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ending March 31, 2004

Commission File Number 0-21626

ELECTROGLAS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0336101
(State of Incorporation)	(I.R.S. Employer Identification Number)

6024 Silver Creek Valley Road

San Jose, CA 95138

Telephone: (408) 528-3000

(Address of Principal Executive

Offices and Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 27, 2004, 21,672,653 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

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

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;

•	Our expectation that international sales will continue to represent a significant percentage of net sales;

•	Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;

•	Our anticipation that our future cash from operations, available cash and cash equivalents at March 31, 2004, and proceeds from additional borrowings should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs;

•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results;

•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;

•	Our anticipation that outstanding restructuring balances as of December 31, 2003 will be substantially paid in 2004;

•	Our belief that our products do not infringe the Lemelson patents;

•	Our expectation that until we can sustain an appropriate level of profitability, we will not recognize any significant tax benefits in our results of operations and we will continue to record a full valuation allowance on domestic tax benefits;

•	Our expectation that external financing vehicles will continue to be available to us;

•	Our expectation to continue investing in selective new wafer prober product development programs; and

•	Our expectation that engineering, research and development expenses will decrease in 2004 due to the sales of our inspection and software product lines.

The forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward looking statements. These risks and uncertainties include:

•	Continued cyclicality in the semiconductor industry;

•	The ability to secure additional funding, if needed;

•	The ability to achieve broad market acceptance of existing and future products; and

•	Loss of one or more of our customers.

For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading “Factors that May Affect Results and Financial Condition” in this Quarterly Report on Form 10-Q. All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in our Reports on Forms 10-K, 10-Q, 8-K and other reports filed from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended March 31,
	2004	2003
Sales	$13,610	$9,029
Sales to related parties	2,438	436

Net sales	16,048	9,465
Cost of sales	9,413	8,616

Gross profit	6,635	849
Operating expenses:
Engineering, research and development	4,011	6,817
Sales, general and administrative	4,459	15,364
Restructuring charges	—	97
Impairment charges	—	299

Total operating expenses	8,470	22,577

Operating loss	(1,835)	(21,728)
Interest income	78	213
Interest expense	(586)	(1,618)
Other income (expense), net	(116)	(82)

Loss before income taxes	(2,459)	(23,215)
Provision for income taxes	44	43

Net loss	$(2,503)	$(23,258)

Basic and diluted net loss per share	$(0.12)	$(1.09)

Shares used in basic and diluted calculations	21,466	21,279

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,760	$26,081
Short-term investments	6,503	5,801
Accounts receivable, net of allowances of $995 and $1,003	12,690	9,472
Accounts receivable from related party	3,748	2,557
Inventories	17,215	14,383
Prepaid expenses and other current assets	1,995	1,913

Total current assets	65,911	60,207
Property, plant and equipment, net	40,160	41,395
Goodwill	2,099	2,099
Other assets	6,575	6,971

Total assets	$114,745	$110,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,003	$6,819
Accrued liabilities	11,038	9,942

Total current liabilities	23,041	16,761
Convertible subordinated notes	33,750	33,630
Non-current liabilities	10,015	10,016

Total liabilities	66,806	60,407

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,668 and 21,602 shares issued and outstanding	216	216
Additional paid-in capital	159,035	158,863
Accumulated deficit	(108,977)	(106,474)
Accumulated other comprehensive loss	(39)	(44)
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	47,939	50,265

Total liabilities and stockholders’ equity	$114,745	$110,672

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003.

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(2,503)	$(23,258)
Charges to net loss not affecting cash	2,224	3,235
Changes in operating assets and liabilities	(1,506)	(321)

	(1,785)	(20,344)
Cash flows from investing activities
Capital expenditures	(110)	(37,251)
Proceeds from long-term lease receivable and and release of restricted cash	—	48,300
Purchases of investments	(5,412)	(4,200)
Maturities of investments	4,716	11,764
Other	236	70

	(570)	18,683
Cash flows from financing activities
Sales of common stock	75	108

	75	108
Effect of exchange rate changes on cash	(41)	71

Net decrease in cash and cash equivalents	(2,321)	(1,482)
Cash and cash equivalents at beginning of period	26,081	35,727

Cash and cash equivalents at end of period	$23,760	$34,245

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory and lower of cost or market based on an analysis of the impact of changes in technology on the Company’s products (including engineering design changes), the timing of these changes and estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. If there is weak demand in the semiconductor equipment markets and orders fall below its forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. The following is a summary of inventories by major category:

In thousands	March 31, 2004	December 31, 2003
Raw materials	$6,668	$7,099
Work in process	6,715	6,437
Finished goods	3,832	847

	$17,215	$14,383

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

	Option Plans		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
Expected dividend yield	—	—	—	—
Expected stock price volatility	88.9%	75.8%	109.7%	104.0%
Risk-free interest rate	2.4%	2.5%	1.0%	1.2%
Expected life (years)	3.3	4.0	0.5	0.5

No stock-based employee compensation cost is reflected in net loss for the three months ended March 31, 2004 and 2003 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Compensation costs for the Company’s Industry/Technology Advisory Board of $0.1 million was reflected in the net loss for the first quarter 2004. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period from eighteen months to four years, and the estimated fair value of the stock purchases under the Employee Stock Purchase Plan is amortized over the six-month purchase period.

The following table illustrates the effect on net loss and net loss per share if the Company had accounted for its stock option plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three months ended March 31,
In thousands, except per share data	2004	2003
Net loss—as reported	$(2,503)	$(23,258)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,415)	(1,526)

Pro forma net loss	$(3,918)	$(24,784)

Loss per share:
Basic and diluted—as reported	$(0.12)	$(1.09)

Basic and diluted—pro forma	$(0.18)	$(1.16)

On July 16, 2003, the Company filed a Schedule TO with the Securities and Exchange Commission in connection with its Option Exchange Program pursuant to which eligible employees had the opportunity to make a one-time election to cancel certain outstanding grants of stock options under the Electroglas, Inc. 1993 Long-Term Incentive Plan, the Electroglas, Inc. 1997 Stock Incentive Plan and the Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan and exchange them for a lesser number of new options at a new exercise price and with a new vesting schedule. The Company initiated this program to increase the motivational and retention value of its stock option program and to decrease the potentially dilutive effect of the large number of options held by employees that had exercise prices substantially above the current market price of the Company’s common stock. During the third quarter of 2003, 727,475 shares were surrendered and cancelled pursuant to the Option Exchange Program. On February 17, 2004, 263,840 shares were granted under the Option Exchange Program at a price of $5.78, the closing market price of that day with a vesting period of eighteen months and an option life of three years.

NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the period.

The following shares were excluded from the net loss per share calculations because the Company was in a net loss position and the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
In thousands	2004	2003
Shares excluded from calculations:
Stock options (weighted average shares)	3,401	4,193
Shares held in escrow in connection with acquisitions	26	26

	3,427	4,219

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable each year on the fifteenth of June and December. Annual interest payments are $1.9 million, and will result in a charge to interest expense until the end of the term of the notes. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which was triggered on February 21, 2003. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash interest charge to the Company’s operating results for the first quarter of 2003.

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

WARRANTY RESERVES AND GUARANTEES

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Revenue	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Three months ended March 31, 2004	$2,842	$709	$(330)	$(930)	$2,291
Three months ended March 31, 2003	$2,474	$419	$(930)	$240	$2,203

The Company recorded a $0.9 million reduction to its warranty reserve in the three months ended March 31, 2004 related to product lines sold in 2003, which is included in cost of sales.

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party’s intellectual property rights. Further, the Company also provides guarantee instruments to certain third parties as required for certain transactions. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

COMPREHENSIVE LOSS

Comprehensive loss includes net loss as well as additional other comprehensive income/(loss) such as unrealized gains (losses) on investments and foreign currency translation adjustments. The following schedule summarizes the activity in comprehensive loss, net of related tax:

	Three months ended March 31,
In thousands	2004	2003
Net loss	$(2,503)	$(23,258)
Unrealized gain (loss) on investments	5	(50)

Comprehensive loss	$(2,498)	$(23,308)

The following schedule summarizes the components of accumulated other comprehensive loss, net of zero tax benefit:

In thousands	March 31, 2004	December 31, 2003
Unrealized gains on investments	$(5)	$(10)
Foreign currency translation adjustments	(34)	(34)

Accumulated other comprehensive loss	$(39)	$(44)

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

The following is a summary of the Company’s net sales by geographic regions:

	Three months ended March 31,
In thousands	2004	2003
North America	$5,220	$3,096
Asia	5,893	3,152
Europe	4,935	3,217

	$16,048	$9,465

In Q1 2004, sales to customers in Malaysia represented 13% of sales and in Q1 2003, sales to customers in Taiwan represented 18% of sales.

The following table presents summary information of the Company’s net sales by product, although the Company manages its business as a single operating unit.

	Three months ended March 31,
In thousands	2004	2003
Prober systems	$14,381	$5,475
Inspection products	—	1,501
Software products	461	1,774
Aftermarket services	1,206	715

	$16,048	$9,465

The following table presents summary information of the Company’s significant customers:

	Three months ended March 31,
	2004	2003
Customer A	22%	11%
Customer B	15%	5%
Customer C	14%	4%
Customer D	3%	18%

RESTRUCTURING CHARGES

Singapore relocation and U.S. workforce reduction: In January 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of its manufacturing operations to Singapore. Overall, 228 employees were designated for termination and 196 employees were terminated in 2002. During the first quarter of 2003, an additional 3 employees were designated for termination and 21 were terminated. In subsequent quarters of 2003, an additional 124 employees were designated for termination and 137 were terminated. During the first quarter of 2004, the Company terminated one employee.

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

The details of the restructuring charges, which are anticipated to be substantially paid in 2004, are as follows for the periods presented:

	Three months ended March 31, 2004
In thousands	Severance	Other Costs	Total
Beginning balance	$479	$240	$719
Restructuring charges	—	—	—
Write-downs	—	(50)	(50)
Cash payments	(220)	(72)	(292)

Ending balance	$259	$118	$377

	Three months ended March 31, 2003
In thousands	Severance	Other Costs	Total
Beginning balance	$647	$640	$1,287
Restructuring charges	92	5	97
Write-downs	—	—	—
Cash payments	(507)	(132)	(639)

Ending balance	$232	$513	$745

PROVISION FOR INCOME TAXES

The Company had a tax provision of $0.04 million for the quarter ended March 31, 2004 and $0.04 million for the quarter ended March 31, 2003, comprising of minimum state taxes, foreign income and withholding taxes. The Company will continue to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability. Until such time, the Company would not expect to recognize any significant tax benefits in its results of operations.

RELATED PARTY TRANSACTIONS

Cascade Microtech, Inc.: The Company purchased inventory from Cascade of nil and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and 2003, there were no balances in accounts payable and accounts receivable with Cascade. The Company’s Chairman and Chief Executive Officer is a director of Cascade, and the Company holds less than 10% equity investment in Cascade.

National Semiconductor: The Company sold prober and software products to National Semiconductor of $2.4 million and $0.4 million for the three months ended March 31 2004 and 2003, respectively. As of March 31, 2004 and 2003, there were $3.7 million and $0.6 million in accounts receivable with National Semiconductor, respectively. One of the Company’s Directors is a director of National Semiconductor.

COMMITMENTS AND CONTINGENCIES

As of March 31, 2004, outstanding purchase commitments are $11.2 million. Approximately $10.8 million are inventory purchase commitments and $0.4 million are other purchase order commitments. Of these outstanding purchase commitments, $6.3 million are non-cancelable.

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

Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to test semi-conduction wafers for quality and to improve their productivity and control their processes, optimizing manufacturing efficiency. Our installed base is one of the largest in the industry, having sold over 15,000 wafer probers.

In January 2001, we acquired Statware Inc., of Corvallis, Oregon, to further expand our network software product offerings in the test management area. Today, the Statware technology is the basis for our web-based applications that allow our customers to monitor and control their wafer probers from any location, as well as collect, analyze, and report critical test process information and automatically direct corrective actions as needed.

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

Our customers include both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which have recently started showing signs of growth, yet remain highly cyclical and difficult to forecast. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same, as necessary, rapidly adjust up or down our expense structure during these hard to predict cyclical semiconductor equipment demand cycles.

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

Additional information about Electroglas is available on our web site at www.electroglas.com. Electroglas makes available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those Reports as soon as reasonably practicable after we electronically file them with or furnish them to the Securities Exchange Commission (“SEC”). Information contained on our web site is not part of this Quarterly Report on Form 10-Q, or our Annual Report on Form 10-K, or our other filings with the SEC.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	58.7	91.0

Gross profit	41.3	9.0
Operating expenses:
Engineering, research and development	25.0	72.0
Sales, general and administrative	27.8	162.3
Restructuring charges	—	1.0
Impairment charges	—	3.2

Total operating expenses	52.8	238.5

Operating loss	(11.5)	(229.5)
Interest income	0.5	2.3
Interest expense	(3.6)	(17.1)
Other income (expense), net	(0.7)	(0.9)

Loss before income taxes	(15.3)	(245.2)
Provision for income taxes	0.3	0.5

Net loss	(15.6)%	(245.7)%

Net Sales

Net sales for the quarter ended March 31, 2004 were $16.0 million, a 70% increase from net sales of $9.5 million in the comparable quarter last year, primarily due to higher system unit sales of wafer probers as customers are beginning to resume their capital spending in response to recent indications of a possible market recovery. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by semiconductor manufacturers will cause our sales to fluctuate on a quarterly basis.

Net sales for the current year are comprised of prober systems, software, and aftermarket services. Service revenue has traditionally been less than 10% of the Company’s net sales. Net sales of the Company’s products for the periods presented are as follows:

	Three months ended March 31,
In thousands	2004	2003
Prober systems	$14,381	$5,475
Inspection products	—	1,501
Software products	461	1,774
Aftermarket services	1,206	715

	$16,048	$9,465

The quarter over quarter decline in inspection products and software products sales are the result of the sale of our Design for Manufacturing and Fab Solutions software product lines in July 2003 and our Optical Inspection product line in October 2003.

International sales, as a percentage of net sales, for the quarter ended March 31, 2004 were 67%, the same percentage as in the comparable quarter last year. Quarter over quarter, North American sales increased by 69%, Asian-Pacific sales increased by 87%, and European sales increased by 53% as each of these markets rebounds from the cyclical semiconductor lows of 2003.

Gross Profit

For the quarter ended March 31, 2004, gross profit, as a percentage of sales, was 41.3% as compared to 9.0% for the same period last year. The increase in gross profit for the quarter ended March 31, 2004, was due to higher sales volume and improved unit margins compared to the prior year combined with the effect of lower manufacturing overhead expenses as a result of our relocation of manufacturing operations from the U.S. to Singapore and other restructuring efforts. Also included in gross profit for the quarter ended March 31, 2004 was a one-time warranty provision benefit of $0.9 million.

We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs. Changes in market conditions may cause orders to be below forecasts as was experienced throughout 2001 to 2003, which may result in excess inventory. Consequently, additional write-downs of inventories may be required, which may negatively impact gross profit in future periods.

Engineering, Research and Development

	Three months ended March 31,
In thousands	2004	2003
ER&D	$4,011	$6,817
ER&D as a % of net sales	25.0%	72.0%

The decrease in engineering, research and development expenses for the three month period of 2004 over 2003 in absolute dollars was primarily due to reduced employee headcount and related costs, reductions in outside services and the absence of spending in 2004 associated with the product lines sold in the second half of 2003. As a percentage of net sales, engineering, research and development expenses decreased for the three month period ended March 31, 2004 as a result of the combined effect of higher net sales and lower expenses. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in our new product programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative

	Three months ended March 31,
In thousands	2004	2003
SG&A	$4,459	$15,364
SG&A as a % of net sales	27.8%	162.3%

The decrease in sales, general and administrative expenses in the three month period of 2004 over the same period in 2003 was primarily due to the non-recurrence of an additional rent charge of $8.5 million recorded in the quarter ended March 31, 2003 related to the amortization of the deficiency between the fair value and the guaranteed residual value of our San Jose campus. In addition, these savings include headcount reductions and other cost savings as a result of spending restrictions and cost control measures. These decreases were partially offset by increased commissions to sales representatives because of increased sales to Asia. As a percentage of net sales, sales, general and administration expenses decreased for the three month period ended March 31, 2004 as a result of combined effect of higher net sales and lower expenses. Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Restructuring Charges

Singapore relocation and U.S. workforce reduction: In 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. During the first quarter of 2003, an additional 3 employees were designated for termination and 21 were terminated. In subsequent quarters of 2003, an additional 124 employees were designated for termination and 137 were terminated.

International office closures: During September and October of 2002, the Company announced plans to close its sales office in Japan and other offices in Europe and Asia. During the fourth quarter of 2002, 38 employees were designated for termination and 28 were terminated. In 2002, the Company recorded a restructuring charge of $1.5 million for severance packages, legal and accounting fees related to the closures, and asset write-downs. In the third quarter of 2003, nine employees designated to be terminated in 2002 were removed from the termination list, primarily due to the sale of certain product lines. Further, the Company recorded additional restructuring charge of $0.2 million in 2003, primarily due to additional costs for office closures.

During the first quarter of 2004, we recorded no restructuring charges and made restructuring cash payments of $0.3 million.

Impairment Charges

In the three months ended March 31, 2003, we recorded $0.3 million in impairment charges due to the write-off of idled fixed assets.

Interest Income

Interest income was $0.1 million for the first quarter of 2004 as compared to interest income at $0.2 million for the same quarter last year. The decrease in interest income quarter over quarter primarily resulted from declining average cash and cash equivalents balances period over period.

Interest Expense

Interest expense was $0.6 million for the first quarter of 2004 as compared to $1.6 million for the same quarter last year. This was primarily due to a $1.0 million non-cash interest expense charge related to the beneficial conversion feature triggered during the quarter ended March 31, 2003 related to our convertible subordinated notes (See “Convertible Subordinated Notes and Warrants” in the Notes to the Financial Statements).

Provision for Income Taxes

We recorded a tax provision of $0.04 million for the quarter ended March 31, 2004 and $0.04 million for the quarter ended March 31, 2003, comprised of minimum state taxes, foreign income and withholding taxes. We continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we do not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $30.3 million at March 31, 2004, a decrease of $1.6 million from $31.9 million at December 31, 2003.

Cash used in operating activities was $1.8 million during the first quarter of 2004 compared to $20.3 million for the same period last year, primarily due to a decreased net loss of $20.9 million quarter over quarter. Net working capital excluding cash and cash equivalents, and short-term investments at March 31, 2004 was $12.6 million as compared to $11.6 million at December 31, 2003. This increase was principally due to higher levels of payables.

Cash used in investing activities was $0.6 million in the first quarter of 2004 compared to $18.7 million cash provided by investing activities for the same period in the last year. Cash was utilized by investing activities in the three months ended March 31, 2004 primarily due to increased purchases of investments. The cash provided by investing activities in the three months ended March 31, 2003 was primarily related to the purchase of our San Jose campus at $37.2 million, offset by $48.3 million provided by our lease receivable and the release of restricted cash. Further, cash was also provided by increased proceeds from maturities and a reduction in investments of $3.0 million in the first quarter of 2003.

Cash from financing activities was $0.1 million from sales of common stock in the first quarter of 2004 compared to $0.1 million for the same period in prior year resulting from employee stock purchases.

Our principal source of liquidity as of March 31, 2004 consisted of $30.3 million of cash, cash equivalents, and short-term investments. During 2003, we took a number of steps to reduce our cash utilization, including the sales of product lines, spending controls and headcount reductions. As a result of our cash utilization in operating activities declined over the year from $20.3 million in the first quarter to $11.8 million in the second quarter, $9.8 million in the third quarter and cash provided by operating activities of $12.0 million in the fourth quarter. Cash provided from operations in the fourth quarter of 2003 was primarily due to a decrease in inventory and accounts receivable and an increase in accrued liabilities and accounts payable accomplished by better working capital management. In the first quarter of 2004, this declining utilization of cash in operating activities continued, resulting in the use of $1.8 million for the three months. We currently anticipate that our available cash and cash equivalents at March 31, 2004 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through 2004. Customers are beginning to resume their capital spending in response to recent indications of a possible market recovery, however the demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses. However, we may require additional capital to fund our future operations. External financing vehicles have been and are expected to continue to be available to us. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impaired.

As of March 31, 2004, contractual obligations were as follows (in thousands):

		Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$3,405	$845	$2,452	$108	$—
Purchase commitments	11,211	11,211	—	—	—
Interest payments on convertible subordinated notes	6,554	1,864	4,690	—	—
Principal payment on convertible subordinated notes	35,500	—	35,500	—	—

Total contractual obligations	$56,670	$13,920	$42,642	$108	$—

Purchase commitments include $4.9 million of purchase orders that are cancelable if business conditions indicate that further curtailment of spending is necessary.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

Semiconductor industry downturns adversely affect our revenues and operating results. Our business largely depends on capital expenditures by semiconductor manufacturers and semiconductor test companies, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The most recent downturn, which began in 2000 was severe and prolonged. As a result, our ability to accurately forecast future revenues and expense levels is limited. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by the need to invest in the engineering, research and development and marketing required to penetrate targeted markets and maintain extensive customer service and support. During periods of rapid growth, we must be able to rapidly increase manufacturing capacity and personnel to meet customer demand. We cannot assure you that these objectives can be met, which would likely have a material and adverse effect on our business and operating results.

We have experienced substantial declines in revenues and increases in operating losses, and we may experience additional declines in revenues and increases in operating losses in the future. Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues in the three months ended March 31, 2004 were $16.0 million compared to $9.5 million in the same period last year. Total revenues for 2003 were $45.0 million compared to $57.1 million in 2002. The decline in 2003 was due primarily to lower revenue on system sales of our core prober business as a result of the recent semiconductor industry downturn, excess capacity and the global economic slowdown combined with lower software and inspection products revenues due to the sale of our software and inspection product lines during 2003. We incurred a net loss of $2.5 million in the three months ended March 31, 2004 compared to a net loss of $23.3 million in the same period last year. We incurred a net loss of $59.0 million in 2003 compared to a net loss of $73.6 million in 2002. Customers are beginning to resume their capital spending in response to recent indications of a possible market recovery, however the demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents at March 31, 2004, should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the three months ended March 31, 2004 and for the years ended December 31, 2003, 2002 and 2001, five of our customers accounted for 64%, 54%, 41% and 39%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

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

If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected. Our major competitors in the prober market are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”), both of which are based in Japan. These competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our results of operations. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service and support. We can not assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 67%, 65%, 48% and 51% of our net sales for the three months ended March 31, 2004 and the for the years ended December 31, 2003, 2002 and 2001, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

Our business will be harmed if we cannot hire and retain key employees. Our future success partly depends on our ability to hire and retain key personnel. We also need to attract additional skilled personnel in all areas to grow our business. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Our Common Stock is currently trading at a price significantly below the exercise price of most of our outstanding stock options. As a result of “under water” options which are less useful as a motivation and retention tool for our existing employees, we filed a schedule TO with the Securities and Exchange Commission on July 16, 2003 in connection with an exchange offer to exchange certain options of eligible employees for new options with a new exercise price in order to increase the motivational and retention value of our stock option program. During the third quarter of 2003, 126 employees elected to participate in this program. On February 17, 2004, 263,840 shares were granted to the participating employees at a price of $5.78, the closing market price of that day.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 5. OTHER INFORMATION.

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the three months ended March 31, 2004 and each of the years 2003 through 1999.

Three months ended March 31, 2004	2003	2002	2001	2000	1999
(1)	(1)	(1)	(1)	14x	8.3x

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

(1) We would have had to generate additional earnings for the three months ended March 31, 2004 and the years ended December 31, 2003, 2002 and 2001 of $2.5 million, $60.1 million, $77.8 million and $41.6 million, respectively to achieve a ratio of 1:1.

CHANGES TO PROCEDURES FOR SECURITY HOLDER RECOMMENDATIONS.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the time of our last required disclosure.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

a. Exhibits.

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

b. Reports on Form 8-K

On February 5, 2004, the Company announced earnings results for the fourth quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

DATE: May 7, 2004	BY:	/s/ Thomas E. Brunton

Thomas E. Brunton
Chief Financial Officer,
Principal Financial and Accounting Officer