Form 10-Q
period 2004-06-30
ELECTROGLAS INC
filed 2004-08-09
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 30, 2004, 21,595,000 shares of the Registrant’s common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as Treasury Stock).

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

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;

•	Our expectation that international sales will continue to represent a significant percentage of net sales;

•	Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;

•	Our anticipation that our future cash from operations, available cash and cash equivalents at June 30, 2004, and proceeds from additional borrowings should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs;

•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results;

•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;

•	Our anticipation that outstanding restructuring charges as of June 30, 2004 will be substantially paid in 2004;

•	Our belief that our products do not infringe the Lemelson patents;

•	Our expectation that until we can sustain an appropriate level of profitability, we will not recognize any significant tax benefits in our results of operations and we will continue to record a full valuation allowance on domestic tax benefits;

•	Our expectation that external financing vehicles will continue to be available to us;

•	Our belief that customers are beginning to resume their capital spending in response to indications of a market recovery;

•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;

•	Our expectation to continue investing in selective new wafer prober product development programs; and

•	Our expectation that engineering, research and development expenses will decrease in 2004 due to the sales of our inspection and software product lines.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Sales	$16,103	$8,029	$29,424	$17,058
Sales to related parties	1,619	2,306	4,346	2,742

Net sales	17,722	10,335	33,770	19,800
Cost of sales	11,573	10,524	20,986	19,140

Gross profit (loss)	6,149	(189)	12,784	660
Operating expenses:
Engineering, research and development	4,492	6,501	8,503	13,318
Sales, general and administrative	4,540	7,211	8,999	22,575
Restructuring charges	—	2,296	—	2,364
Impairment charges	—	88	—	117

Total operating expenses	9,032	16,096	17,502	38,374

Operating loss	(2,883)	(16,285)	(4,718)	(37,714)
Interest income	52	176	130	389
Interest expense	(607)	(580)	(1,193)	(2,198)
Other income (expense), net	(24)	202	(141)	(179)

Loss before income taxes	(3,462)	(16,487)	(5,922)	(39,702)
Provision (benefit) for income taxes	27	(702)	71	(659)

Net loss	$(3,489)	$(15,785)	$(5,993)	$(39,043)

Basic and diluted net loss per share	$(0.16)	$(0.74)	$(0.28)	$(1.83)

Shares used in basic and diluted calculations	21,496	21,315	21,481	21,297

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$26,152	$26,081
Short-term investments	3,730	5,801
Accounts receivable, net of allowances of $718 and $1,003	11,505	9,472
Accounts receivable from related party	1,963	2,557
Inventories	17,407	14,383
Prepaid expenses and other current assets	2,020	1,913

Total current assets	62,777	60,207
Property, plant and equipment, net	39,348	41,395
Goodwill	2,099	2,099
Other assets	6,312	6,971

Total assets	$110,536	$110,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,775	$6,819
Accrued liabilities	11,363	9,942

Total current liabilities	22,138	16,761
Convertible subordinated notes	33,872	33,630
Non-current liabilities	10,009	10,016

Total liabilities	66,019	60,407
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,686 and 21,602 shares issued and 21,531 and 21,447 shares outstanding	217	216
Additional paid-in capital	159,063	158,863
Accumulated deficit	(112,467)	(106,474)
Accumulated other comprehensive loss	—	(44)
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	44,517	50,265

Total liabilities and stockholders’ equity	110,536	$110,672

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003.

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(5,993)	$(39,043)
Charges to net loss not affecting cash	4,425	6,619
Changes in operating assets and liabilities	591	1,139

	(977)	(31,285)
Cash flows from investing activities
Capital expenditures	(287)	(37,566)
Proceeds from long-term lease receivable and release of restricted cash	—	48,300
Purchases of investments	(5,912)	(9,085)
Maturities of investments	7,991	18,388
Other	85	97

	1,877	20,134
Cash flows from financing activities
Repayment of interest on convertible notes	(971)	(853)
Sales of common stock	103	108

	(868)	(745)
Effect of exchange rate changes on cash	39	(79)

Net increase (decrease) in cash and cash equivalents	71	(11,975)
Cash and cash equivalents at beginning of period	26,081	35,727

Cash and cash equivalents at end of period	$26,152	$23,752

Supplemental cash-flow disclosure:
Cash paid (received) for income taxes, net	$10	$(64)

Non-cash flow disclosure:
Inventories	$606	$43
Property, plant and equipment, net	(606)	(43)

Net adjustment	$—	$—

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

INVENTORIES

The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine obsolescence and excess quantities and reduces the value when appropriate.

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory and lower of cost or market based on an analysis of the impact of changes in technology on the Company’s products (including engineering design changes), the timing of these changes and estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. The following is a summary of inventories by major category:

In thousands	June 30, 2004	December 31, 2003
Raw materials	$8,425	$7,099
Work in process	6,056	6,437
Finished goods	2,926	847

	$17,407	$14,383

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

	Option Plans		Employee Stock Purchase Plan
	Six months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Expected dividend yield	—	—	—	—
Expected stock price volatility	86.9%	84.8%	80.4%	129.6%
Risk-free interest rate	3.5%	2.0%	1.7%	0.9%
Expected life (years)	3.4	4.0	0.5	0.5

No stock-based employee compensation cost is reflected in net loss for the three and six months ended June 30, 2004 and 2003 as all options granted, during the relevant periods, under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock-based compensation cost for options granted to the Company’s Industry/Technology Advisory Board of $0.1 million is reflected in the net loss for the six months ended June 30, 2004. For pro forma disclosures, the estimated fair value of the employee options is amortized ratably over the vesting period, from eighteen months to four years, and the estimated fair value of the stock purchases under the Employee Stock Purchase Plan is amortized ratably over the six-month purchase period.

The following table illustrates the effect on net loss and net loss per share if the Company had accounted for its stock option plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2004	2003	2004	2003
Net loss - as reported	$(3,489)	$(15,785)	$(5,993)	$(39,043)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,005)	(58)	(2,403)	(1,335)

Pro forma net loss	$(4,494)	$(15,843)	$(8,396)	$(40,378)

Loss per share:
Basic and diluted - as reported	$(0.16)	$(0.74)	$(0.28)	$(1.83)

Basic and diluted - pro forma	$(0.21)	$(0.74)	$(0.39)	$(1.90)

On July 16, 2003, the Company filed a Schedule TO with the Securities and Exchange Commission in connection with its Option Exchange Program pursuant to which eligible employees had the opportunity to make a one-time election to cancel certain outstanding grants of stock options under the Electroglas,

Inc. 1993 Long-Term Incentive Plan, the Electroglas, Inc. 1997 Stock Incentive Plan and the Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan and exchange them for a lesser number of new options at a new exercise price and with a new vesting schedule. The Company initiated this program to increase the motivational and retention value of its stock option programs and to decrease the potentially dilutive effect of the large number of options held by employees that had exercise prices substantially above the current market price of the Company’s common stock. During the third quarter of 2003, 727,475 shares were surrendered and cancelled pursuant to the Option Exchange Program. On February 17, 2004, 263,840 shares were granted under the Option Exchange Program at a price of $5.78, the closing market price of that day, with a vesting period of eighteen months and an option life of three years.

NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the periods.

The following shares were excluded from the net loss per share calculations because the Company was in a net loss position and the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2004	2003	2004	2003
Shares excluded from calculations:
Stock options (weighted average shares)	3,832	3,645	3,616	4,099
Shares held in escrow in connection with acquisitions	26	26	26	26

	3,858	3,671	3,642	4,125

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

In connection with the issuance of the convertible notes, the Company also issued warrants for the purchase of 714,573 shares of common stock that are exercisable at a price of $15.444 per share. The original value of the warrants was determined to be $2.6 million using the Black-Scholes option pricing model, with a volatility factor of 62%, a risk-free interest rate of 4%, and an expected term of 5 years with a fair value of the underlying common stock of $10.00. In accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and based on the registration rights agreement entered into in connection with the issuance of the notes and warrants, the value of the warrants were classified as a liability. The original value of the warrants is being accreted to interest expense over the term of the notes using the effective interest rate method. Upon registration of the notes, warrants and underlying shares of common stock on September 16, 2002, the warrants were revalued using the Black-Scholes option pricing model, and were reclassified as equity. The revaluation of the warrants was determined to be $0.3 million using the Black-Scholes option pricing model, a volatility factor of 62%, a risk-free interest rate of 4% and an expected term of 5 years with a fair value of the underlying common stock of $3.02. This revaluation during the third quarter of 2002 resulted in a gain of $2.3 million. If the price of the Company’s common stock exceeds the conversion price of the notes and the exercise price of the warrants, holders of the notes and warrants may convert the debt and exercise the warrants. The Company may force the conversion of all or a portion of the notes and warrants in certain circumstances.

WARRANTY RESERVES AND GUARANTEES

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Revenue	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Three months ended June 30, 2004	$2,291	$823	$(1,317)	$840	$2,637
Three months ended June 30, 2003	$2,203	$732	$(690)	$165	$2,410
Six months ended June 30, 2004	$2,842	$1,532	$(1,647)	$(90)	$2,637
Six months ended June 30, 2003	$2,474	$1,151	$(1,620)	$405	$2,410

The Company recorded a $0.9 million reduction to its warranty reserve in the first quarter of 2004 related to product lines sold in 2003, which is included in cost of sales. In the second quarter of 2004, the Company recorded additional charges on existing warranties of $0.8 million for specific warranty programs and upgrades to early shipments of newer products.

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party’s intellectual property rights. Further, the Company also provides guarantee instruments to certain third parties as required for certain transactions. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. The Company has not incurred significant costs relating to the indemnification.

COMPREHENSIVE LOSS

Comprehensive loss includes net loss as well as additional other comprehensive income/(loss) such as unrealized gains (losses) on investments and foreign currency translation adjustments. The following schedule summarizes the activity in comprehensive loss, net of related tax:

	Three months ended June 30,		Six months ended June 30,
In thousands	2004	2003	2004	2003
Net loss	$(3,489)	$(15,785)	$(5,993)	$(39,043)
Unrealized gain (loss) on investments	5	(13)	10	(63)
Foreign currency translation adjustments	34	—	34	—

Comprehensive loss	$(3,450)	$(15,798)	$(5,949)	$(39,106)

The following schedule summarizes the components of accumulated other comprehensive loss, net of zero tax benefit:

In thousands	June 30, 2004	December 31, 2003
Unrealized gains on investments	$—	$(10)
Foreign currency translation adjustments	—	(34)

Accumulated other comprehensive loss	$—	$(44)

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

The following is a summary of the Company’s net sales by geographic regions:

	Three months ended June 30,		Six months ended June 30,
In thousands	2004	2003	2004	2003
North America	$6,475	$3,118	$11,695	$6,214
Asia	5,315	4,156	11,208	7,308
Europe	5,932	3,061	10,867	6,278

Net sales	$17,722	$10,335	$33,770	$19,800

	Three months ended June 30,		Six months ended June 30,
As a percentage of net sales	2004	2003	2004	2003
Singapore	12%	11%	9%	7%
France	18%	19%	18%	19%
Taiwan	2%	10%	4%	14%
Malaysia	1%	14%	7%	8%
The following table presents summary information of the Company’s net sales by product, although the Company manages its business as a single operating unit.
	Three months ended June 30,		Six months ended June 30,
In thousands	2004	2003	2004	2003
Prober systems	$12,306	$5,219	$21,766	$8,809
Inspection products	—	271	—	1,772
Software products	732	1,438	1,193	3,212
Aftermarket parts and services	4,684	3,407	10,811	6,007

Net sales	$17,722	$10,335	$33,770	$19,800

The following table presents summary information of the Company’s significant customers:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Customer A	31%	26%	27%	19%
Customer B	9%	17%	12%	11%
Customer C	14%	1%	11%	1%
Customer D	9%	2%	11%	3%

RESTRUCTURING CHARGES

U.S. workforce reduction: In January 2002, the Company announced a restructuring plan to reduce its U.S. workforce. As of December 31, 2002, there were 32 employees designated for termination. During the first quarter of 2003, three employees were designated for termination and 21 were terminated under the 2002 plan. During the second quarter of 2003, an additional 93 employees were designated for termination and 83 were terminated. In subsequent quarters of 2003, an additional 31 employees were designated for termination and 54 were terminated. During the first quarter of 2004, one employee was terminated.

International office closures: During September and October of 2002, the Company announced plans to close its sales office in Japan and other offices in Europe and Asia. In 2003, nine employees designated to be terminated in 2002 were removed from the termination list, primarily due to the sales of certain product lines. Further, the Company recorded an additional restructuring charge in the first six months of 2003 for additional office closures.

The details of the restructuring charges, which we anticipate will be substantially paid in 2004, are as follows for the periods presented:

	Three months ended June 30, 2004			Six months ended June 30, 2004
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$259	$118	$377	$479	$240	$719
Restructuring charges	—	—	—	—	—	—
Write-downs	—	(8)	(8)	—	(58)	(58)
Cash payments	(122)	(35)	(157)	(342)	(107)	(449)

Ending balance	$137	$75	$212	$137	$75	$212

	Three months ended June 30, 2003			Six months ended June 30, 2003
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$232	$513	$745	$647	$640	$1,287
Restructuring charges	1,635	661	2,296	1,727	637	2,364
Write-downs	—	(23)	(23)	—	(23)	(23)
Cash payments	(1,291)	(29)	(1,320)	(1,798)	(132)	(1,930)

Ending balance	$576	$1,122	$1,698	$576	$1,122	$1,698

PROVISION FOR INCOME TAXES

The Company recorded a tax provision of $0.1 million for the six months ended June 30, 2004, primarily related to foreign income and withholding taxes. For the six months ended June 30, 2003, the Company recorded a net tax benefit in the amount of $0.7 million. The $0.7 million benefit represented the estimated state and foreign tax provisions and a reversal of previously recorded foreign income tax accruals for years up to and including 2001. The foreign income tax accrual reversals related specifically to revised estimates of tax exposure in foreign jurisdictions based on current discussions with various taxing authorities and consultants. The Company continues to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability. Until such time, the Company would not expect to recognize any significant tax benefits in its results of operations.

RELATED PARTY TRANSACTIONS

Cascade Microtech, Inc.: For the six months ended June 30, 2003, there were inventory purchases from Cascade of $0.1 million. For the six months ended June 30, 2003, the Company sold prober and software products to Cascade of $0.3 million. The Company’s Chairman and Chief Executive Officer is a director of Cascade, and the Company holds less than a 10% equity investment in Cascade.

National Semiconductor: The Company sold prober and software products to National Semiconductor of $4.3 million and $2.5 million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, there were $2.0 million and $2.6 million in accounts receivable with National Semiconductor, respectively. One of the Company’s Directors is a director of National Semiconductor.

COMMITMENTS AND CONTINGENCIES

As of June 30, 2004, outstanding purchase commitments were $6.9 million. Approximately $6.6 million were inventory purchase commitments and $0.3 million were other purchase order commitments. Of these outstanding purchase commitments, $3.9 million were non-cancelable.

We are not currently involved in any legal actions that we believe are material. From time to time, however, we may be subject to various claims and lawsuits by customers, suppliers, competitors, and employees arising in the normal course of business, including suits charging infringement or violations of antitrust laws. Such suits may seek substantial damages and in certain instances, any damages awarded could be trebled.

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

Tax matters: In connection with the formation of the Company in 1993, the Company agreed to share with its former parent certain tax benefits arising from the increase in the aggregate tax basis of the assets transferred. The accompanying financial statements reflect an accrual of approximately $9.5 million, which is based on the Company’s best estimate of the amount payable under the agreement. However, the actual amount payable and the timing of the payment are dependent on the ultimate tax benefits realized and the timing of the realization of these tax benefits. The Company is conducting discussions with its former parent to explore the possibility of settling this obligation for a lesser amount, however, there can be no assurance these discussions will result in a settlement.

SUBSEQUENT EVENT

On July 16, 2004, the Company established a revolving line of credit agreement with Comerica Bank under which the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company’s assets and requires that the Company maintain certain financial covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. We were formed on April 1, 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock, or IPO, on July 1, 1993, we assumed the assets and liabilities of the Electroglas division in an asset transfer. Following our IPO, we commenced operations as an independent corporation. We, through our predecessors, have been in the semiconductor equipment business for more than 40 years.

Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to test semi-conductor wafers for quality and to improve their productivity and control their processes, optimizing manufacturing efficiency. Our installed base is one of the largest in the industry, having sold over 15,000 wafer probers.

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

We are also involved in the development, manufacture, marketing, and servicing of test handlers as part of our strategy to be a comprehensive semiconductor test solutions provider. Built upon our proven prober technology, the test handlers expand available markets by providing solutions to the final test segment for today’s latest packaging technologies and test processes. This includes Wafer Level Packages (WLP), Known-Good Die (KGD), Microelectromechanical Systems (MEMS), and ultra-thin and/or diced wafers. It also includes any package tested strip format, whether panel or leadframe such as Chip Scale Packages (CSP), Ball Grid Arrays (BGA), and traditional Small Outline Integrated Circuits (SOIC).

In 2003, we set our focus on our core competency in wafer probing, delivering advanced wafer probers and extending our wafer probing technologies to drive equipment and process efficiencies throughout the back-end of the semiconductor manufacturing process. As a result, we sold our Design for Manufacturing and Fab Solutions software product lines in July 2003 and our Optical Inspection product line in October 2003.

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

In view of the recent prolonged downturn in the semiconductor industry and the resulting market pressures, together with recent indications of a market recovery, we are focusing our major efforts in the following areas:

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

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	101.8	62.1	96.7

Gross profit (loss)	34.7	(1.8)	37.9	3.3
Operating expenses:
Engineering, research and development	25.4	62.9	25.2	67.3
Sales, general and administrative	25.6	69.8	26.7	114.0
Restructuring charges	—	22.2	—	11.9
Impairment charges	—	0.9	—	0.6

Total operating expenses	51.0	155.8	51.9	193.8

Operating loss	(16.3)	(157.6)	(14.0)	(190.5)
Interest income	0.3	1.7	0.4	2.0
Interest expense	(3.4)	(5.6)	(3.5)	(11.1)
Other income (expense), net	(0.1)	2.0	(0.4)	(0.9)

Loss before income taxes	(19.5)	(159.5)	(17.5)	(200.5)
Provision (benefit) for income taxes	0.2	(6.8)	0.2	(3.3)

Net loss	(19.7)%	(152.7)%	(17.7)%	(197.2)%

Net Sales

Net sales for the three and six month periods ended June 30, 2004 were $17.7 and $33.8 million, respectively, a 71.8% and 70.7% increase from net sales of $10.3 and $19.8 million in the comparable periods last year, primarily due to higher system unit sales of wafer probers as customers are beginning to resume their capital spending in response to recent indications of a market recovery. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate on a quarterly basis.

Net sales for the current year are comprised of prober systems, software, and aftermarket parts and services. Service revenue has traditionally been less than 10% of our net sales. Net sales of our products for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2004	2003	2004	2003
Prober systems	$12,306	$5,219	$21,766	$8,809
Inspection products	—	271	—	1,772
Software products	732	1,438	1,193	3,212
Aftermarket parts and services	4,684	3,407	10,811	6,007

	$17,722	$10,335	$33,770	$19,800

The declines in the periods presented in inspection products and software products sales are the result of the sale of our Design for Manufacturing and Fab Solutions software product lines in July 2003 and our Optical Inspection product line in October 2003.

International sales, as a percentage of net sales, for the three and six month periods ended June 30, 2004 were 63% and 65%, respectively as compared to 70% and 69% for the same prior year periods. Quarter over quarter, North American sales increased by 24%, Asian-Pacific sales decreased by 10%, and European sales increased by 20%.

Gross Profit

For the three and six month periods ended June 30, 2004, gross profit (loss), as a percentage of sales, was 34.7% and 37.9%, respectively as compared to (1.8%) and 3.3% for the same periods last year. The increase in gross profit for the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 was due to higher sales volume and improved unit margins compared to the prior year combined with the effect of lower manufacturing overhead expenses as a result of our relocation of manufacturing operations from the U.S. to Singapore and other restructuring efforts.

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

Engineering, Research and Development

	Three months ended June 30,		Six months ended June 30,
In thousands	2004	2003	2004	2003
ER&D	$4,492	$6,501	$8,503	$13,318
ER&D as a % of net sales	25.4%	62.9%	25.2%	67.3%

The decrease in engineering, research and development expenses for the three and six month periods of 2004 over 2003 in absolute dollars was primarily due to reduced employee headcount and related costs, reductions in outside services and the absence of spending in 2004 associated with the product lines sold in the second half of 2003. As a percentage of net sales, engineering, research and development expenses decreased for the three and six month periods ended June 30, 2004 as a result of the combined effect of higher net sales and lower expenses. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in our new product programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative

	Three months ended June 30,		Six months ended June 30,
In thousands	2004	2003	2004	2003
SG&A	$4,540	$7,211	$8,999	$22,575
SG&A as a % of net sales	25.6%	69.8%	26.7%	114.0%

The decrease in sales, general and administrative expenses in the six month period ended June 30, 2004 over the same period in 2003 in absolute dollars was primarily due to the non-recurrence of an additional rent charge of $8.5 million recorded in the quarter ended March 31, 2003 related to the amortization of the deficiency between the fair value and the guaranteed residual value of our San Jose campus. In addition, savings in sales, general and administrative expenses in the three and six month periods ended June 30, 2004 include headcount reductions and other cost savings as a result of spending restrictions and cost control measures. These decreases were partially offset by increased commissions to sales representatives because of increased sales to Asia. As a percentage of net sales, sales, general and administration expenses decreased for the three and six month periods ended June 30, 2004 as a result of combined effect of higher net sales and lower expenses. Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Restructuring Charges

Singapore relocation and U.S. workforce reduction: In 2002, we announced a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. As of December 31, 2002, there were 32 employees designated for termination. During the first quarter of 2003, three employees were designated for termination and 21 were terminated under this plan. In subsequent quarters of 2003, an additional 124 employees were designated for termination and 137 were terminated. During the first quarter of 2004, we terminated one employee.

International office closures: During September and October of 2002, we announced plans to close our sales office in Japan and other offices in Europe and Asia. In 2003, nine employees designated to be terminated in 2002 were removed from the termination list, primarily due to the sales of certain product lines. Further, we recorded an additional restructuring charge in the first six months of 2003 for additional office closures.

During the three and six months ended June 30, 2004, we recorded no restructuring charges and made $0.2 million and $0.4 million in restructuring cash payments, respectively.

Interest Income

Interest income was $0.1 million for the three and six month periods ended June 30, 2004 as compared to $0.2 million and $0.4 million for the same periods last year. The decrease primarily resulted from declining average cash and cash equivalents balances.

Interest Expense

Interest expense was $0.6 million and $1.2 million for the three and six month periods ended June 30, 2004 as compared to $0.6 million and $2.2 million for the same periods last year. This was primarily due to a $1.0 million non-cash interest expense charge related to the beneficial conversion feature triggered during the quarter ended March 31, 2003 related to our convertible subordinated notes (See “Convertible Subordinated Notes and Warrants” in the Notes to the Condensed Consolidated Financial Statements).

Provision (Benefit) for Income Taxes

We recorded a tax provision of $0.1 million for the six months ended June 30, 2004, primarily related to foreign income and withholding taxes. For the six months ended June 30, 2003, we recorded a net tax benefit in the amount of $0.7 million. The $0.7 million benefit represented a reversal of previously recorded foreign income tax accruals for years up to and including 2001, offset by current period estimated state and foreign tax provisions. The foreign income tax accrual reversals related specifically to revised estimates of tax exposure in foreign jurisdictions based on current discussions with various taxing authorities and consultants. We continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $29.9 million at June 30, 2004, a decrease of $2.0 million from $31.9 million at December 31, 2003.

Cash used in operating activities was $1.0 million during the six months ended June 30, 2004 compared to $31.3 million for the same period last year, primarily due to a decreased net loss of $33.0 million period over period. Net working capital excluding cash and cash equivalents and short-term investments at June 30, 2004 was $10.8 million as compared to $11.6 million at December 31, 2003. This decrease was principally due to higher levels of payables, offset by higher levels of inventory and receivables.

Cash provided by investing activities was $1.9 million in the six months ended June 30, 2004 compared to $20.1 million for the same period last year. Cash provided by investing activities in the six months ended June 30, 2004 was primarily due to increased maturities of investments. The cash provided by investing activities in the six months ended June 30, 2003 was primarily related to the purchase of our San Jose campus at $37.2 million, offset by $48.3 million provided by our lease receivable and the release of restricted cash. Further, $9.3 million was provided by increased net proceeds from investments in the first six months of 2003.

During the first six months of 2004, cash used in financing activities was $0.9 million, primarily due to $1.0 million for repayment of interest on convertible notes offset by $0.1 million from sales of common stock. For the same period in the prior year, cash used in financing activities was $0.7 million, primarily due to $0.8 million repayment of interest on convertible notes offset by $0.1 from the exercise of employee options to acquire common stock.

Our principal source of liquidity as of June 30, 2004 consisted of $29.9 million of cash, cash equivalents, and short-term investments. During 2003, we took a number of steps to reduce our cash utilization, including the sales of product lines, spending controls and headcount reductions. As a result, in 2003 our cash utilization in operating activities declined over the year from $20.3 million in the first quarter to $11.8 million in the second quarter, $9.8 million in the third quarter and cash provided by operating activities of $12.0 million in the fourth quarter. Cash provided from operations in the fourth quarter of 2003 was primarily due to a decrease in inventory and accounts receivable and an increase in accrued liabilities and accounts payable accomplished by better working capital management. This reduced utilization of cash in operating activities continued in 2004, resulting in the use of $0.4 million and $2.0 million for the three month and six month periods ended June 30, 2004. We currently anticipate that our available cash and cash equivalents at June 30, 2004 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through 2004. Customers are beginning to resume their capital spending in response to recent indications of a market recovery, however the demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses. However, we may require additional capital to fund our future operations. External financing vehicles have been and are expected to continue to be available to us. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impaired.

On July 16, 2004, we established a revolving line of credit agreement with Comerica Bank under which we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of our assets and requires that we maintain certain financial covenants.

As of June 30, 2004, our total minimum annual rental commitments of $3.5 million are as follows: July to December 2004, $0.6 million and for each year from 2005 thru 2009 at $1.1 million, $1.0 million, $0.5 million, $0.05 million, and $0.05 million, respectively. Purchase commitments of $6.9 million as of June 30, 2004 are all due within the next 12 months and include $3.0 million of purchase orders that are cancelable if business conditions indicate that further curtailment of spending is necessary.

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

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues in the first six months of 2004 were $33.8 million compared to $19.8 million in the same period last year. Total revenues for 2003 were $45.0 million compared to $57.1 million in 2002. The decline in 2003 was due primarily to lower revenue on system sales of our core prober business as a result of the recent semiconductor industry downturn, excess capacity and the global economic slowdown combined with lower software and inspection products revenues due to the sale of our software and inspection product lines during 2003. We incurred a net loss of $6.0 million in the six months ended June 30, 2004 compared to a net loss of $39.0 million in the same period last year. We incurred a net loss of $59.0 million in 2003 compared to a net loss of $73.6 million in 2002. Customers are beginning to resume their capital spending in response to recent indications of a possible market recovery, however the demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure you that we will be able to return to profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at June 30, 2004, should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same quarter that they were received. However, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the six months ended June 30, 2004 and for the years ended December 31, 2003, 2002 and 2001, five of our customers accounted for 66%, 54%, 41% and 39%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

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

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to the best of our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. Lemelson has announced that it will appeal this decision. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business. For a further discussion, see Part II. Other Information — Item 1. Legal Proceedings.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 65%, 65%, 48% and 51% of our net sales for the six months ended June 30, 2004 and for the years ended December 31, 2003, 2002 and 2001, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

Although these and similar regulatory, geopolitical and global economic factors have not yet had a material adverse effect on our operations, there can be no assurance that such factors will not adversely impact our operations in the future or require us to modify our current business practices. In addition, the laws of certain foreign countries where we do business may not protect our intellectual property rights to the same extent as do the laws of the United States. Further, we have found it difficult to penetrate the large Japanese market, which represents a significant percentage of the worldwide wafer prober market. Our past sales in Japan have not been significant.

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

If our independent registered certified public accounting firm is unable to provide us with the attestation of the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares. As directed by Section 404 of the Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 20, 2004, the stockholders voted on the following matters:

(1)	Election of directors: Robert Frankenberg and Edward Saliba were elected as the Class II directors with 18,672,636 and 17,264,994 affirmative votes and 573,232 and 1,980,924 abstention, respectively. The following directors terms of office continued after the Annual Meeting of Stockholders: Class I directors (Keith L. Barnes and Mel Friedman) and Class III directors (John F. Osborne and C. Scott Gibson).

(2)	Ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2004, with 17,564,515 affirmative votes, 1,656,499 negative votes, and 24,904 abstentions.

ITEM 5.	OTHER INFORMATION.

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the six months ended June 30, 2004 and each of the years 2003 through 1999.

Six months ended June 30, 2004	2003	2002	2001	2000		1999
(1)	(1)	(1)	(1)	14	x	8.3	x

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

(1)	We would have had to generate additional earnings for the six months ended June 30, 2004 and the years ended December 31, 2003, 2002 and 2001 of $5.9 million, $60.1 million, $77.8 million and $41.6 million, respectively to achieve a ratio of 1:1.

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

b. Reports on Form 8-K

On April 22, 2004, the Company announced earnings results for the first quarter of 2004, and filed the related press release with the Securities and Exchange Commission under Items 12 and 7 of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

DATE: August 9, 2004	By:	/s/ THOMAS E. BRUNTON
Thomas E. Brunton Chief Financial Officer, Principal Financial and Accounting Officer