Form 10-Q
period 2004-09-30
ELECTROGLAS INC
filed 2004-11-04
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 29, 2004, 21,629,000 shares of the Registrant’s common stock, $0.01 par value, were outstanding (excluding 155,275 shares held by the Company as Treasury Stock).

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

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;

•	Our expectation that international sales will continue to represent a significant percentage of net sales;

•	Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;

•	Our anticipation that our future cash from operations, available cash and cash equivalents at September 30, 2004, and proceeds from additional borrowings should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs;

•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results;

•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;

•	Our anticipation that outstanding restructuring charges as of September 30, 2004 will be substantially paid in 2004;

•	Our belief that our products do not infringe the Lemelson patents;

•	Our expectation that until we can sustain an appropriate level of profitability, we will not recognize any significant tax benefits in our results of operations and we will continue to record a full valuation allowance on domestic tax benefits;

•	Our expectation that external financing vehicles will continue to be available to us;

•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;

•	Our expectation to continue investing in our new product development programs; and

•	Our expectation that engineering, research and development expenses will decrease in 2004 due to the sales of our inspection and software product lines.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Sales	$17,954	$7,910	$47,606	$25,506
Sales to related parties	93	2,916	4,211	5,120

Net sales	18,047	10,826	51,817	30,626
Cost of sales	10,789	7,853	31,773	26,993

Gross profit	7,258	2,973	20,044	3,633

Operating expenses:
Engineering, research and development	4,202	4,413	12,705	17,731
Sales, general and administrative	4,321	5,722	13,320	28,297
Restructuring charges	47	1,024	47	3,505
Impairment charges	—	1,297	—	1,641

Total operating expenses	8,570	12,456	26,072	51,174

Operating loss	(1,312)	(9,483)	(6,028)	(47,541)
Interest income	61	97	192	486
Interest expense	(596)	(582)	(1,789)	(2,780)
Gain on settlement of long-term liability	8,273	—	8,273	—
Gain on sale of software product lines	—	6,383	—	6,383
Other income (expense), net	(120)	(18)	(263)	147

Income (loss) before income taxes	6,306	(3,603)	385	(43,305)
Provision (benefit) for income taxes	16	(97)	88	(756)

Net income (loss)	$6,290	$(3,506)	$297	$(42,549)

Basic net income (loss) per share	$0.29	$(0.16)	$0.01	$(2.01)

Diluted net income (loss) per share	$0.27	$(0.16)	$0.01	$(2.01)

Shares used in basic calculations	21,554	21,332	21,505	21,215

Shares used in diluted calculations	25,232	21,332	22,024	21,215

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$24,812	$26,081
Short-term investments	3,733	5,801
Accounts receivable, net of allowances of $584 and $1,003	9,801	9,472
Accounts receivable from related party	700	2,557
Inventories	16,205	14,383
Prepaid expenses and other current assets	2,119	1,913

Total current assets	57,370	60,207
Property, plant and equipment, net	38,072	41,395
Goodwill	2,099	2,099
Other assets	6,287	6,971

Total assets	$103,828	$110,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,014	$6,819
Accrued liabilities	10,969	9,942

Total current liabilities	17,983	16,761
Convertible subordinated notes	33,997	33,630
Non-current liabilities	940	10,016

Total liabilities	52,920	60,407
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,763 and 21,602 shares issued and 21,608 and 21,447 shares outstanding	217	216
Additional paid-in capital	159,164	158,863
Accumulated deficit	(106,177)	(106,474)
Accumulated other comprehensive loss	—	(44)
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	50,908	50,265

Total liabilities and stockholders’ equity	$103,828	$110,672

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003.

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$297	$(42,549)
Gain on settlement of long-term liability	(8,273)	—
Gain on sale of software product lines	—	(6,384)
Charges to net income (loss) not affecting cash	6,549	7,838
Changes in operating assets and liabilities	(770)	128

	(2,197)	(40,967)

Cash flows from investing activities
Capital expenditures	(546)	(37,454)
Proceeds from long-term lease receivable and release of restricted cash	—	48,300
Proceeds from sale of software product lines	—	4,890
Purchases of investments	(5,912)	(13,281)
Maturities of investments	7,991	26,782
Other	85	12

	1,618	29,249

Cash flows from financing activities
Payment of interest on convertible notes	(932)	(932)
Sales of common stock	205	217

	(727)	(715)
Effect of exchange rate changes on cash	37	(44)

Net decrease in cash and cash equivalents	(1,269)	(12,477)
Cash and cash equivalents at beginning of period	26,081	35,727

Cash and cash equivalents at end of period	$24,812	$23,250

Non-cash flow disclosure:
Inventories	$(424)	$(1,506)
Property, plant and equipment, net	424	1,506

Net adjustment	$—	$—

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory and lower of cost or market based on an analysis of the impact of changes in technology on the Company’s products (including engineering design changes), the timing of these changes, estimates of future sales volumes, and market value estimates. These projections of changes in technology, forecasts of future sales, and determinations of market value are estimates. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. The following is a summary of inventories by major category:

In thousands	September 30, 2004	December 31, 2003
Raw materials	$9,786	$7,099
Work in process	6,212	6,437
Finished goods	207	847

	$16,205	$14,383

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

	Option Plans		Employee Stock Purchase Plan
	Nine months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Expected dividend yield	—	—	—	—
Expected stock price volatility	88.6%	87.8%	78.9%	126.3%
Risk-free interest rate	3.1%	2.6%	2.0%	1.0%
Expected life (years)	3.4	4.0	0.5	0.5

No stock-based employee compensation cost is reflected in net income (loss) for the three months ended September 30, 2004 and 2003 or the nine months ended September 30, 2003 as all options granted, during the relevant periods, under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock-based compensation cost for options granted to the Company’s Industry/Technology Advisory Board of $0.1 million is reflected in the net income for the nine months ended September 30, 2004. For pro forma disclosures, the estimated fair value of the employee options is amortized ratably over the vesting period, from eighteen months to four years, and the estimated fair value of the stock purchases under the Employee Stock Purchase Plan is amortized ratably over the six-month purchase period.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2004	2003	2004	2003
Net income (loss) - as reported	$6,290	$(3,506)	$297	$(42,549)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(682)	(243)	(3,101)	(1,623)

Pro forma net income (loss)	$5,608	$(3,749)	$(2,804)	$(44,172)

Net income (loss) per share:
Basic - as reported	$0.29	$(0.16)	$0.01	$(2.01)

Diluted - as reported	$0.27	$(0.16)	$0.01	$(2.01)

Basic - pro forma	$0.26	$(0.18)	$(0.13)	$(2.08)

Diluted - pro forma	$0.24	$(0.18)	$(0.13)	$(2.08)

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

SALE OF SOFTWARE PRODUCT LINES

On July 15, 2003, the Company sold certain software product lines (CADNav, Merlin, YieldManager, LCD-YM) and related assets to FEI Company (“FEI”) for $6.0 million in cash ($0.6 million escrowed and restricted for one year), plus the assumption of $2.5 million of liabilities. In the third quarter of 2003, the Company recorded a gain on this sale of $6.4 million after deducting from the consideration the book value of sold assets, transaction and other related costs, and the Company’s obligation to FEI under indemnification provisions of the agreement. As part of this transaction, the Company has indemnified FEI for certain representations and warranties over periods ranging from twelve to forty-eight months. A $0.1 million reserve was established for the net present value of the Company’s guarantee obligations under the indemnification provisions. In September 2004, the Company and FEI agreed to close the escrow account with a payment of $0.1 million to FEI for claims made under the indemnification provisions.

NET INCOME (LOSS) PER SHARE

The following table presents the computations of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2004	2003	2004	2003
Net income (loss) for basic EPS computation	$6,290	$(3,506)	$297	$(42,549)
Add: interest on convertible subordinated notes	466	—	—	—

Net income (loss) for diluted EPS computation	$6,756	$(3,506)	$297	$(42,549)

Weighted average shares outstanding used for basic computation	21,554	21,332	21,505	21,215
Adjustments to basic for purposes of dilution:
Shares held in escrow in connection with acquisition	26	—	26	—
Incremental shares from stock options	187	—	493	—
Shares issuable for convertible subordinated notes (a)	3,465	—	—	—

Shares used for diluted computation	25,232	21,332	22,024	21,215

Basic earnings per share	$0.29	$(0.16)	$0.01	$(2.01)

Diluted earnings per share	$0.27	$(0.16)	$0.01	$(2.01)

The following shares were excluded from the basic count as the effect of their inclusion would have been anti-dilutive:

Stock options (weighted average shares)	3,764	3,323	3,666	3,836
Shares held in escrow in connection with acquisition	26	26	26	26

	3,790	3,349	3,692	3,862

(a)	Shares were excluded from the calculation of diluted shares for the nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003 as including them would have been anti-dilutive.

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable each year on the fifteenth of June and December. Annual interest payments are $1.9 million, and are charged to interest expense. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which was triggered on February 21, 2003. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash interest charge to the Company’s operating results for the first quarter of 2003.

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

WARRANTY RESERVES AND GUARANTEES

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Revenue	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Three months ended September 30, 2004	$2,637	$740	$(668)	$(93)	$2,616
Three months ended September 30, 2003	$2,410	$462	$(947)	$(125)	$1,800

Nine months ended September 30, 2004	$2,842	$2,272	$(2,315)	$(183)	$2,616
Nine months ended September 30, 2003	$2,474	$1,613	$(2,568)	$281	$1,800

The Company recorded a $0.9 million reduction to its warranty reserve in the first quarter of 2004 related to product lines sold in 2003, which is included in cost of sales. In the second quarter of 2004, the Company recorded additional charges on existing warranties of $0.8 million for specific warranty programs. During the third quarter of 2004, the Company recorded a $0.1 million reduction to its warranty reserve related to existing warranties.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as well as additional other comprehensive income (loss) such as unrealized gains (losses) on investments and foreign currency translation adjustments. The following schedule summarizes the activity in comprehensive income (loss), net of related tax:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
Net income (loss)	$6,290	$(3,506)	$297	$(42,549)
Unrealized gain (loss) on investments	—	4	10	(67)
Foreign currency translation adjustments	—	—	34	—

Comprehensive income (loss)	$6,290	$(3,502)	$341	$(42,616)

The following schedule summarizes the components of accumulated other comprehensive loss, net of zero tax benefit:

In thousands	September 30, 2004	December 31, 2003
Unrealized gains on investments	$—	$(10)
Foreign currency translation adjustments	—	(34)

Accumulated other comprehensive loss	$—	$(44)

SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company operates one reportable segment.

The following is a summary of the Company’s net sales by geographic regions:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
North America	$7,105	$3,864	$18,800	$10,078
Asia	7,900	5,344	19,108	12,652
Europe	3,042	1,618	13,909	7,896

	$18,047	$10,826	$51,817	$30,626

The following table presents summary information of the Company’s net sales to countries outside North America representing greater than 10% of net sales:

	Three months ended September 30,		Nine months ended September 30,
As a percentage of net sales	2004	2003	2004	2003
Singapore	22%	14%	13%	9%
Taiwan	10%	18%	6%	16%
France	12%	8%	16%	15%
Malaysia	3%	18%	5%	12%

The following table presents summary information of the Company’s net sales by product, although the Company manages its business as a single operating unit:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
Prober systems	$13,417	$5,233	$35,183	$14,042
Inspection products	—	1,191	—	2,963
Software products	362	689	1,555	3,901
Aftermarket parts and services	4,268	3,713	15,079	9,720

	$18,047	$10,826	$51,817	$30,626

The following table presents summary information of the Company’s significant customers:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Customer A	38%	3%	31%	14%
Customer B	7%	1%	10%	1%
Customer C	7%	5%	10%	4%
Customer D	1%	19%	8%	16%
Customer E	6%	10%	3%	13%

RESTRUCTURING CHARGES

U.S. workforce reduction As of December 31, 2002, there were 32 employees designated for termination under its 2002 restructuring plan. During the first quarter of 2003, three employees were designated for termination and 21 were terminated under the 2002 plan. During the second quarter of 2003, an additional 93 employees were designated for termination and 83 were terminated. In the third quarter of 2003, an additional 34 employees were designated for termination and 37 were terminated. During the fourth quarter of 2003, 3 employees were removed from the termination list and 17 were terminated. During the first quarter of 2004, one employee was terminated, and during the third quarter of 2004, five employees were terminated in connection with an engineering restructuring plan.

International office closures: During September and October of 2002, the Company announced plans to close its sales office in Japan and other offices in Europe and Asia. In 2003, nine employees designated to be terminated in 2002 were removed from the termination list, primarily due to the sales of certain product lines. Further, the Company recorded an additional restructuring charge in the first nine months of 2003 for additional office closures.

The details of the restructuring charges, which we anticipate will be substantially paid in 2004, are as follows for the periods presented:

	Three months ended September 30, 2004			Nine months ended September 30, 2004
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$137	$75	$212	$479	$240	$719
Restructuring charges	78	(31)	47	78	(31)	47
Write-downs	—	(3)	(3)	—	(61)	(61)
Cash payments	(92)	(5)	(97)	(434)	(112)	(546)

Ending balance	$123	$36	$159	$123	$36	$159

	Three months ended September 30, 2003			Nine months ended September 30, 2003
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$551	$1,123	$1,674	$647	$640	$1,287
Restructuring charges	984	40	1,024	2,748	757	3,505
Write-downs	—	(435)	(435)	—	(462)	(462)
Cash payments	(847)	(251)	(1,098)	(2,707)	(458)	(3,165)

Ending balance	$688	$477	$1,165	$688	$477	$1,165

GAIN ON SETTLEMENT OF LONG TERM LIABILITY

In the third quarter of 2004, the Company negotiated a new agreement with its former parent company that reduced the amounts payable under the Company’s tax benefit sharing agreement. Under the terms of this new agreement, the Company will make payments totaling $1.3 million over seven quarters beginning in Q4 2004. This settlement resulted in an $8.3 million gain, or $0.38 per share, for the three and nine month periods ended September 30, 2004.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded a tax provision of $0.1 million for the nine months ended September 30, 2004, primarily related to foreign income and withholding taxes. For the nine months ended September 30, 2003, the Company recorded a net tax benefit in the amount of $0.8 million, which represented the estimated state and foreign tax provisions and a reversal of previously recorded foreign income tax accruals. The foreign income tax accrual reversals related specifically to revised estimates of tax exposure in foreign jurisdictions based on current discussions with various taxing authorities and consultants. The Company continues to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability. Until such time, the Company would not expect to recognize any significant tax benefits in its results of operations.

RELATED PARTY TRANSACTIONS

Cascade Microtech, Inc.: For the nine months ended September 30, 2003, there were inventory purchases from Cascade of $0.1 million and the Company sold prober and software products to Cascade of $0.4 million. The Company’s Chairman and Chief Executive Officer is a director of Cascade, and the Company holds less than a 10% equity investment in Cascade.

National Semiconductor: The Company sold prober and software products to National Semiconductor of $4.2 million and $4.8 million for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, there were $0.7 million and $2.6 million in accounts receivable due from National Semiconductor. One of the Company’s Directors is a director of National Semiconductor.

LINE OF CREDIT

On July 16, 2004, the Company established a revolving line of credit agreement with Comerica Bank under which the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company’s assets and requires that the Company maintain certain financial covenants. As of September 30, 2004, no amounts were outstanding under this line of credit.

COMMITMENTS AND CONTINGENCIES

As of September 30, 2004, outstanding purchase commitments were $5.1 million, consisting primarily of $4.9 million of inventory purchase commitments. Of these outstanding purchase commitments, $2.8 million were non-cancelable.

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

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. However, we have received notice from some of the customers receiving letters from Lemelson that, in the event it is determined that the customers’ actions infringe the Lemelson patents, the customers may seek reimbursement from us for some damages or expenses resulting from the infringement. We have in turn notified our suppliers that we may seek reimbursement from them for any resultant costs and fees we incur as a consequence of our customers being held liable for infringement of the Lemelson patents. In addition, some of our suppliers were notified that their equipment may infringe certain Lemelson patents. These suppliers are currently engaged in litigation with Lemelson as regards fourteen of Lemelson’s patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. Lemelson has announced that it will appeal this decision. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business.

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

Our customers include both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which have recently started showing signs of growth, yet remain highly cyclical and difficult to forecast. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust up or down our expense structure during these hard to predict cyclical semiconductor equipment demand cycles.

In view of the prolonged downturn in the semiconductor industry and the resulting market pressures, together with recent indications of a slowing trend in the market recovery experienced in the first nine months of 2004, we are focusing our efforts in the following areas:

•	Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flow;

•	Developing the products and services required for future success in our target markets;

•	Preparing ourselves for changes in customer demand while at the same time maintaining expense control and limiting increases to our cost structure;

•	Expanding our sales and service capabilities in Asia; and

•	Improving the efficiency of our internal information and business systems.

There can be no assurances that these efforts will be successful and in order to become profitable, the market for our products must improve.

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

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.8	72.5	61.3	88.1

Gross profit	40.2	27.5	38.7	11.9
Operating expenses:
Engineering, research and development	23.3	40.8	24.5	57.9
Sales, general and administrative	23.9	52.9	25.7	92.4
Restructuring charges	0.3	21.4	0.1	16.8

Total operating expenses	47.5	115.1	50.3	167.1

Operating loss	(7.3)	(87.6)	(11.6)	(155.2)
Interest income	0.3	0.9	0.4	1.6
Interest expense	(3.3)	(5.4)	(3.5)	(9.1)
Gain on settlement of long-term liability	45.8	—	16.0	—
Gain on sale of software product lines	—	59.0	—	20.8
Other income (expense), net	(0.6)	(0.2)	(0.5)	0.5

Income (loss) before income taxes	34.9	(33.3)	0.8	(141.4)
Provision (benefit) for income taxes	0.1	(0.9)	0.2	(2.5)

Net income (loss)	34.8%	(32.4)%	0.6%	(138.9)%

Net Sales

Net sales for the three and nine month periods ended September 30, 2004 were $18.0 and $51.8 million, respectively, a 66.7% and 69.2% increase from net sales of $10.8 and $30.6 million in the comparable prior year periods. These year over year increases were primarily due to higher system sales of our 200mm prober product lines and higher average selling prices, as customers resumed their capital spending in response to indications of a market recovery. Recent announcements in the semiconductor test markets indicate a slowing trend affecting our customers’ capital purchases. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate on a quarterly basis.

Net sales for the current year are comprised of prober systems, software, and aftermarket parts and services. Service revenue has traditionally been less than 10% of our net sales. Net sales of our products and services for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
Prober systems	$13,417	$5,233	$35,183	$14,042
Inspection products	—	1,191	—	2,963
Software products	362	689	1,555	3,901
Aftermarket parts and services	4,268	3,713	15,079	9,720

	$18,047	$10,826	$51,817	$30,626

The declines in inspection products and software products sales in the periods presented are the result of the sale of our Design for Manufacturing and Fab Solutions software product lines in July 2003 and our Optical Inspection product line in October 2003.

International sales, as a percentage of net sales, for the three and nine month periods ended September 30, 2004 were 61% and 64%, respectively, as compared to 64% and 67% for the same prior year periods. North American sales increased by 84% and 87%, Asian-Pacific sales increased by 48% and 51%, and European sales increased by 88% and 76% for the three and nine months ended September 30, 2004 as compared to the same periods last year.

Gross Profit

For the three and nine month periods ended September 30, 2004, gross profit as a percentage of sales, was 40.2% and 38.7%, respectively as compared to 27.5% and 11.9% for the same prior year periods. The increase in gross profit for the three and nine month periods was primarily due to higher unit sales volumes and higher average selling prices. Additionally, the nine months ended September 30, 2003 included higher manufacturing overhead expenses related to the relocation of manufacturing operations from the U.S. to Singapore and other restructuring efforts in 2003.

We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs. Changes in market conditions may cause orders to be below forecasts as was experienced throughout 2001 to 2003, which may result in excess inventory. Consequently, write-downs of inventories may be required, which may negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
ER&D	$4,202	$4,413	$12,705	$17,731
ER&D as a % of net sales	23.3%	40.8%	24.5%	57.9%

The decrease in engineering, research and development expenses for the three and nine month periods of 2004 over 2003 in absolute dollars was primarily due to reduced employee headcount and related costs and the absence of spending in 2004 associated with the product lines sold in the second half of 2003, partially offset by increased spending on materials and services associated with strategic product development programs in the third quarter of 2004 as compared to the same period last year. As a percentage of net sales, engineering, research and development expenses decreased for the three and nine month periods ended September 30, 2004 as a result of the combined effect of higher net sales and lower expenses. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in our new product programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
SG&A	$4,321	$5,722	$13,320	$28,297
SG&A as a % of net sales	23.9%	52.9%	25.7%	92.4%

The decrease in sales, general and administrative expenses for the nine month periods ended September 30, 2004 over the same period in 2003 in absolute dollars was primarily due to the non-recurrence of an additional rent charge of $8.5 million recorded in the quarter ended March 31, 2003 related to the amortization of the deficiency between the fair value and the guaranteed residual value of our San Jose campus. In addition, savings in sales, general and administrative expenses in the three and nine month periods ended September 30, 2004 include reduced salaries and other cost savings as a result of headcount reductions, spending restrictions and cost control measures. As a percentage of net sales, sales, general and administration expenses decreased for the three and nine month periods ended September 30, 2004 as a result of combined effect of higher net sales and lower expenses. Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Restructuring Charges

Singapore relocation and U.S. workforce reduction: In 2002, we announced a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. As of December 31, 2002, there were 32 employees designated for termination. During the first quarter of 2003, three employees were designated for termination and 21 were terminated under this plan. In subsequent quarters of 2003, an additional 124 employees were designated for termination and 137 were terminated. During the first quarter of 2004, we terminated one employee. In the third quarter of 2004, we terminated 5 employees in connection with a restructuring plan adopted for our engineering, research and development operations.

International office closures: During September and October of 2002, we announced plans to close our sales office in Japan and other offices in Europe and Asia. In 2003, nine employees designated to be terminated in 2002 were removed from the termination list, primarily due to the sales of certain product lines. Further, we recorded an additional restructuring charge in the first nine months of 2003 for additional office closures.

During the three and nine months ended September 30, 2004, we recorded $47 thousand in restructuring charges and made $0.1 million and $0.5 million in restructuring cash payments, respectively.

Interest Income

Interest income was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2004 as compared to of $0.1 million and $0.5 million for the same periods last year. The decrease primarily resulted from declining average cash and cash equivalents balances.

Interest Expense

Interest expense was $0.6 million and $1.8 million for the three and nine month periods ended September 30, 2004 as compared to $0.6 million and $2.8 million for the same periods last year. This was primarily due to a $1.0 million non-cash interest expense charge related to the beneficial conversion feature triggered during the quarter ended March 31, 2003 related to our convertible subordinated notes (See “Convertible Subordinated Notes and Warrants” in the Notes to the Condensed Consolidated Financial Statements).

Gain on Settlement of Long-Term Liability

In the third quarter of 2004, we recognized an $8.3 million gain on the settlement of a long term liability to our former parent company that reduced the amounts payable by us under a tax benefit sharing agreement from $9.5 million to an aggregate of $1.3 million to be paid over the next seven quarters starting in Q4 2004.

Gain on Sale of Software Product Lines

On July 15, 2003, we sold certain software product lines (CADNav, Merlin, YieldManager, LCD-YM) and related assets to FEI Company for $6.0 million in cash ($0.6 million escrowed and restricted for one year) plus the assumption by FEI of $2.5 million of liabilities. In the third quarter of 2003, we recorded a gain on this sale of $6.4 million, after deducting from the consideration the book value of sold assets, transaction and other related costs, and our obligation to FEI under indemnification provisions of the agreement.

Provision (Benefit) for Income Taxes

We recorded a tax provision of $0.1 million for the nine months ended September 30, 2004, primarily related to foreign income and withholding taxes. For the nine months ended September 30, 2003, we recorded a net tax benefit in the amount of $0.8 million, which represented the estimated state and foreign tax provisions and a reversal of previously recorded foreign income tax accruals. The foreign income tax accrual reversals related specifically to revised estimates of tax exposure in foreign jurisdictions based on current discussions with various taxing authorities and consultants. We continue to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $28.5 million at September 30, 2004, a decrease of $3.4 million from $31.9 million at December 31, 2003.

Cash used in operating activities was $2.2 million during the nine months ended September 30, 2004 compared to $41.0 million for the same period last year, primarily due to a decreased net operating loss of $38.1 million period over period. Net working capital excluding cash and cash equivalents and short-term investments at September 30, 2004 was $10.8 million as compared to $11.6 million at December 31, 2003. This decrease was principally due to higher levels of payables, offset by higher levels of inventory and receivables.

Cash provided by investing activities was $1.6 million in the nine months ended September 30, 2004 compared to $29.2 million for the same period last year. Cash provided by investing activities in the nine months ended September 30, 2004 was primarily due to net maturities of investments. The cash provided by investing activities in the nine months ended September 30, 2003 was primarily related to the purchase of our San Jose campus at $37.2 million, offset by $48.3 million provided by our lease receivable and the release of restricted cash. Further, $9.3 million was provided by increased net proceeds from maturities investments in the first nine months of 2003.

During the first nine months of 2004, cash used in financing activities was $0.8 million, primarily due to $1.0 million for payment of interest on convertible notes offset by $0.2 million from sales of common stock. For the same period in the prior year, cash used in financing activities was $0.7 million primarily due to $0.9 million for payment of interest on convertible notes offset by $0.2 million from sales of common stock.

Our principal source of liquidity as of September 30, 2004 consisted of $28.5 million of cash, cash equivalents, and short-term investments. During 2003, we took a number of steps to reduce our cash utilization, including the sales of product lines, spending controls and headcount reductions. As a result, in 2003 our cash utilization in operating activities declined over the year from $20.3 million in the first quarter to $11.8 million in the second quarter, $9.8 million in the third quarter and cash provided by operating activities of $12.0 million in the fourth quarter. Cash provided from operations in the fourth quarter of 2003 was primarily due to a decrease in inventory and accounts receivable and an increase in accrued liabilities and accounts payable accomplished by better working capital management. This reduced utilization of cash in operating activities continued in 2004, resulting in the use of $1.8 million in the first quarter, the providing of cash through operating activities of $0.8 million in the second quarter, and the use of $1.2 million in the third quarter – a net use of cash in operating activities of $2.2 million for the nine month period ended September 30, 2004. We currently anticipate that our available cash and cash equivalents at September 30, 2004 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months.

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

In the third quarter of 2004, we established a revolving line of credit agreement with Comerica Bank under which we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of our assets and requires that we maintain certain financial covenants.

As of September 30, 2004, our total minimum annual rental commitments of $3.0 million are as follows: October to December 2004, $0.3 million and for each year from 2005 thru 2009 at $1.1 million, $1.0 million, $0.5 million, $0.05 million, and $0.05 million, respectively. Purchase commitments of $5.1 million as of September 30, 2004 are all due within the next 12 months and include $2.3 million that are cancelable.

FACTORS THAT MAY AFFECT RESULTS AND FINANCIAL CONDITION

Semiconductor industry downturns adversely affect our revenues and operating results. Our business largely depends on capital expenditures by semiconductor manufacturers and semiconductor test companies, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The most recent downturn, which began in 2000 was severe and prolonged. As a result, our ability to accurately forecast future revenues and expense levels is limited. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by the need to invest in the engineering, research and development and marketing required to penetrate targeted markets and maintain extensive customer service and support. During periods of rapid growth, we must be able to rapidly increase manufacturing capacity and personnel to meet customer demand. We cannot assure our investors that these objectives can be met, which would likely have a material and adverse effect on our business and operating results.

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues in the first nine months of 2004 were $51.8 million compared to $30.6 million in the same period last year. Total revenues for 2003 were $45.0 million compared to $57.1 million in 2002. The decline in 2003 was due primarily to lower revenue on system sales of our core prober business as a result of the recent semiconductor industry downturn, excess capacity and the global economic slowdown combined with lower software and inspection products revenues due to the sale of our software and inspection product lines during 2003. We incurred a net operating loss of $6.0 million in the nine months ended September 30, 2004 compared to a net operating loss of $47.5 million in the same period last year. We incurred a net operating loss of $65.3 million in 2003 compared to a net loss of $81.0 million in 2002. In the nine months ended September 30, 2004, customers resumed their capital spending in response to recent indications of a possible market recovery, however the demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Recent announcements in the semiconductor test markets indicate a slowing trend affecting our customers’ capital purchases. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at September 30, 2004, should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same quarter that they were received. However, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the nine months ended September 30, 2004 and for the years ended December 31, 2003, 2002 and 2001, five of our customers accounted for 64%, 54%, 41% and 39%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected. We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products, particularly those related to the implementation of our strategy to become a process management tool provider. As a result, we expect to continue investing in selective new wafer prober product development programs, although we expect engineering, research and development expenses to decrease in 2005 due to the completion of several strategic product development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers, markets related to the growth of the “Strip” test market for final test will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. For example, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share.

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

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. Lemelson has announced that it will appeal this decision. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business. For a further discussion, see Part II. Other Information - Item 1. Legal Proceedings.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 64%, 65%, 48%

and 51% of our net sales for the nine months ended September 30, 2004 and for the years ended December 31, 2003, 2002 and 2001, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

Our business will be harmed if we cannot hire and retain key employees. Our future success partly depends on our ability to hire and retain key personnel. We also need to attract additional skilled personnel in all areas to grow our business. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Our Common Stock is currently trading at a price below the exercise price of most of our outstanding stock options.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls. Section

404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. Further, the costs and management time relating to compliance with the requirements of the Sarbanes-Oxley Act of 2002 in the future may also be substantial. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Electroglas may be adversely effected and could cause a decline in the market price of our stock.

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

For further discussion, see Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Results and Financial Condition, - “If we do not successfully protect our intellectual property, our business could be negatively impacted”.

ITEM 5. OTHER INFORMATION.

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the nine months ended September 30, 2004 and each of the years 2003 through 1999.

Nine months ended September 30, 2004	2003	2002	2001	2000	1999
0.2x	(1)	(1)	(1)	14x	8.3x

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

(1)	We would have had to generate additional earnings for the nine months ended September 30, 2004 and the years ended December 31, 2003, 2002 and 2001 of $1.7 million, $60.1 million, $77.8 million and $41.6 million, respectively to achieve a ratio of 1:1.

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

b. Reports on Form 8-K

On July 22, 2004, the Company announced earnings results for the second quarter of 2004, and filed the related press release with the Securities and Exchange Commission under Items 12 and 7 of Form 8-K.

On August 23, 2004, the Company announced the expectation of a one-time positive impact to operating results for the third quarter and filed a press release with the Securities and Exchange Commission under Items 8.01 and 9.01 of the Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

DATE: November 4, 2004	BY:	/s/ Thomas E. Brunton
Thomas E. Brunton
Chief Financial Officer,
Principal Financial and Accounting Officer