Form 10-K
period 2004-12-31
ELECTROGLAS INC
filed 2005-03-14
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $116,011,000, based on the closing sale price as reported on the Nasdaq National Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

As of March 8, 2005, the Registrant had 21,954,320 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders, to be held on May 26, 2005, are incorporated by reference into Part III of this Form 10-K.

ELECTROGLAS, INC.

FORM 10-K

For the Year Ended December 31, 2004

FORWARD LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;

•	Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;

•	Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;

•	Our anticipation that our future cash from operations, available cash and cash equivalents at December 31, 2004, and proceeds from additional borrowings and the proceeds from the sale of our San Jose campus should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs;

•	Our expectation that cash used in operating activities will decrease in 2005 as compared to 2004;

•	Our anticipation that we will continue to experience significant fluctuations in our results, which could adversely affect our stock price;

•	Our expectation that our sales will fluctuate on a quarterly basis;

•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;

•	Our belief that we will relocate our corporate headquarters within San Jose, California by June 30, 2005;

•	Our expectation to spend approximately $1.0 million to $2.0 million on tenant improvements and furniture and fixtures for the new corporate facility in San Jose, California;

•	Our belief that continued, rapid development of new products and enhancements to existing products are necessary to maintain our competitive positions;

•	Our expectation that engineering, research and development expenses will decrease in absolute dollars and as a percentage of net sales in 2005 from 2004 levels;

•	Our anticipation that outstanding restructuring charges as of December 31, 2004 will be substantially paid in 2005;

•	Our belief that our products do not infringe the Lemelson patents;

•	Our belief that alternative sources to our single source suppliers exist or can be developed;

•	Our belief that our products compete favorably with respect to the principal competitive factors in the industry;

•	Our belief that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees, rather than on patents, trademarks and copyrights;

•	Our expectation that general and administrative expenses will decrease by approximately $2.0 million in 2005 compared to 2004 as a result of the sale of our San Jose campus in January 2005;

•	Our expectation that until we can sustain an appropriate level of profitability, we will not recognize any significant tax benefits in our results of operations and we will continue to record a full valuation allowance on domestic tax benefits;

•	Our expectation that the adoption of certain accounting pronouncements will not have a material adverse effect on our results of operations;

•	Our expectation that external financing vehicles will continue to be available to us;

•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;

•	Our assessment of the impact of changes in exchange rates on our financial condition and results of operations; and

•	Our expectation to continue investing in our new product development programs.

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

For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading “Factors that May Affect Results and Financial Condition” in this Annual Report on Form 10-K. All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in our Reports on Forms 10-K, 10-Q, 8-K and other reports filed from time to time with the Securities and Exchange Commission.

PART I

Item 1.    Business

Overview

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. We were incorporated in Delaware on April 1, 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock, or IPO, on July 1, 1993, we assumed the assets and liabilities of the Electroglas division in the asset transfer. Following our IPO, we commenced operations as an independent corporation. We, through our predecessors, have been in the semiconductor equipment business for more than 40 years.

Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to quality test semiconductor wafers and to improve their productivity and control their processes, optimizing manufacturing efficiency. Electroglas’ installed base is one of the largest in the industry, having sold over 15,000 wafer probers.

Introduced in 2004, the 4090µ+ addresses the demands of testing fine pitch devices, semiconductors with copper interconnects and low-k dielectric processes and other advanced applications, while simultaneously reducing test costs by increasing test cell availability and throughput.

In January 2001, we acquired Statware Inc., of Corvallis, Oregon, to further expand our network software product offerings in the test management area. Today, the Statware technology is the basis for our web-based applications that allow our customers to monitor and control probers from any location, as well as collect, analyze, and report critical test process information and automatically direct corrective action.

We are also involved in the development, manufacture, marketing, and servicing of test handlers as part of our strategy to be a comprehensive semiconductor test solutions provider. Built upon our proven prober technology, the test handlers expand available markets by providing solutions to the final test segment for today’s latest packaging technologies and test processes. This includes Wafer Level Packages (WLP), Known-Good Die (KGD), Microelectromechanical Systems (MEMS), ultra-thin and/or diced wafers. It also includes many package tested strip formats, whether panel or leadframe such as Chip Scale Packages (CSP) or Ball Grid Arrays (BGA) as well as traditional Small Outline Integrated Circuits (SOIC).

Starting in 2003, we set our focus on our core competency in wafer probing, delivering advanced wafer probers and extending our wafer probing technologies to drive equipment and process efficiencies throughout the back-end of the semiconductor manufacturing process. This included the sale of Fab Solutions software product lines and our Optical Inspection product line. Our renewed focus allowed us to spend more time developing and delivering innovative products to help our customers overcome their most critical semiconductor test challenges. In 2004, this resulted in the introduction of a new extended performance 200mm wafer prober, the 4090µ+, and the development of a new flagship 300mm prober, the EG6000, introduced in January 2005 that represents a major advancement in prober design and automation and is focused on providing substantially better performance than currently available competitor’s products.

Additional information about Electroglas is available on our web site at www.electroglas.com. Electroglas makes available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on

Form 10-Q, our Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities Exchange Commission. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and other filings also are available at the SEC’s website at http://www.sec.gov.

Industry Background

Semiconductor devices are fabricated by repeating a complex series of process steps on a substrate, or wafer, which is usually made of silicon. Wafers are typically sent through a series of 100 to 400 process steps. A finished wafer consists of many integrated circuits, each referred to as a “device” or “die” or “chip”, the number of which depends on the area of the circuits and the size of the wafer. These wafers measure from 75mm to 300mm, or 3 to 12 inches, in diameter. Manufacturers have increasingly utilized larger diameter wafers to achieve more cost-effective production. The move to 300mm (12-inch) wafers, a significant trend for equipment manufacturers, began in 2000.

The manufacture of semiconductor devices is very capital intensive. A typical state of the art facility, usually called a “wafer fab”, can cost more than $2 billion. The purchase of semiconductor manufacturing equipment and spare parts, the integration of such equipment into production lines, and the training of employees on a particular supplier’s equipment require significant expenditures by semiconductor manufacturers.

Wafer Probing

A wafer prober successively positions each die on the wafer so that the electrical contact points, or pads, on the die align under and make contact with probe pins, which are located on a probe card mounted on the wafer prober. The probe card, which is generally custom-made by other suppliers for the specific device being tested, is

Wafer probing requires sophisticated machine vision and software capabilities to align each die on a wafer — often to accuracies as tight as 2.5µm — to pins on a probe card connected to a tester that measures electrical performance.

connected to a test system, also supplied by other suppliers, which performs the required parametric or functional test. Parametric testing is performed during the wafer fabrication process, referred to as “in-line testing,” and at the completion of the wafer fabrication process, referred to as “end-of-line testing,” to measure electrical parameters that verify the reliability of the wafer fabrication process. Functional testing is performed after the completion of wafer fabrication to identify devices that do not conform to particular electrical specifications or performance criteria. This process is commonly called “wafer sort.” Wafers often go through several wafer probing steps during the manufacturing process.

Automatic wafer probers are primarily used during this “wafer sort” process, which occurs after the fabrication steps are completed and before the separation and packaging of each individual device. Positioning accuracy is a key requirement of an automatic wafer prober. As manufacturers continue to shrink their device sizes, the manufacturing equipment accuracy must continue to keep pace with reduced feature sizes. Throughput is another key prober feature, because allowing more devices to be tested in a given amount of time reduces the overall cost of test. Similarly, wafer probers are required to be reliable, easy to use, and very robust at handling the test process without failure or interruption, since these cause loss of throughput for the entire test cell.

Recently, new device manufacturing processes, such as the use of copper for the metal layers and the use of very soft, delicate dielectric layers, have required a new level of control over the speed and accuracy with which probes are brought into contact with the pads to prevent damage and yield loss.

Wafer probers are also used during in-line parametric testing. In-line testing requires special equipment features such as cleanroom compatibility and low-noise electrical measurement capability, as tests are carried out during the fabrication process. This testing is done to verify the quality of the manufacturing process while wafers are in an unfinished state where corrective action can occur. A small number of probers are also used for research and development, and quality and process control applications. We estimate based upon our experience that wafer sort applications represent as much as 85% of the market for automatic wafer probers. The remaining 15% is divided between in-line and end-of-line testing and laboratory applications.

There is a growing trend for semiconductor manufacturers to contract with other companies to perform their wafer sort operations. These contract test companies, commonly called “test houses”, perform the wafer testing service and often provide assembly and packaging services as well.

A semiconductor manufacturer typically purchases wafer probers when outfitting a new wafer fabrication facility or expanding an existing facility. Wafer probers are also purchased to replace equipment in response to major changes in technology such as larger wafer sizes and greater device complexity. A semiconductor fabrication facility may require from 20 to over 100 probers to meet testing requirements on a timely basis. A test house may require hundreds of wafer probe systems to support the testing requirements of the companies that contract with them.

Test Handling

Wafers are sent from the wafer sort operation to assembly where the individual chips are separated with wafer saws, and put into protective packages. Once packaged, chips are tested again to make sure they function properly before being shipped to a customer. Ultimately, these packaged chips will find their way into electronic systems that go into a myriad of familiar consumer and industrial electronic applications.

For traditional packages, the desire to reduce the cost of assembly and test has chipmakers looking for ways to increase test efficiency. As demand continues to grow for the highest volume leadframe-based packages, such as SOIC’s, there is an increasing need to find new test methods to improve test throughput and lower the cost of test.

In addition, a revolution in semiconductor packaging is currently being driven by the trend to shrink the size and weight of consumer electronics devices, such as mobile phones, personal digital assistants (PDA’s), and notebook computers, while increasing performance. This has caused the advent of very small packages which have made it increasingly difficult to handle devices individually. Manufacturers and test houses are looking for new and more efficient methods to handle these types of packages.

One of the primary new technologies for meeting these needs is the strip test handler which enables testing devices while in strip or panel format. By performing test while devices are held in position on these strips, strip test handlers allow small high-speed devices to be accurately positioned and numerous devices can be tested and handled simultaneously. Because it handles packaged devices in the matrix format of the strip, a strip test handler has many similarities to a wafer prober, which handles chips in the matrix format of a wafer.

Packaging trends provide new opportunities for Electroglas as final test becomes more like wafer test with large arrays of devices on a substrate, very small package size and contacts, and a need for higher levels of test parallelism to drive down costs.

The Electroglas strip test handler, Sidewinder, uses prober technology and unique machine vision and handling methodology to deliver the fastest possible strip-to-strip index time available.

Another trend is the increasing number of devices that are being shipped from device manufacturers as Known Good Die (KGD), that is, bare die, without any packaging. These devices are commonly shipped by the device manufacturers to customers who assemble multi-chip modules or mount them directly to circuit boards. In this application, the bare die is the final “package” for the device manufacturer. Also, semiconductor manufacturers are increasingly using stacked packages to combine two or more chips of differing technologies into a single package. In either of these applications, it is often necessary to test individual chips after devices have been separated on a wafer saw. A film frame handler allows this type of
The Electroglas film-frame handler, Pathfinder, allows testing of devices after dicing using advanced software algorithms that correct for die placement inaccuracies resulting from singulation.
testing to be done while the devices are still mounted on the film (which is held in place by a round metal or plastic frame) used for the wafer sawing process.

Test Floor Management

Process management software plays an important role in Integrated Circuit (IC) manufacturing. Capital and operating costs of a fabrication facility are very high so semiconductor manufacturers are seeking ways to improve overall equipment efficiency (OEE) and optimize their processes. Test houses and Integrated Device Manufacturers look to reduce the cost of test and improve quality through software monitoring, analysis, and the automation of their test floors.

In a wafer sort area, network software is increasingly being used to manage wafer information to speed the identification of yield shortfalls and reduce reprobe rates by collecting wafer maps from multiple passes for all systems and storing the files in a common database for viewing, analyzing and archiving. Other uses include prior step verification to insure that wafers will accurately flow through a pre-defined set of steps and will not be tested if they have not completed the previous step in the process and, product file management capabilities that allow the user to save a master template for product file set-up that can be accessed by all test systems on the test floor.

In general, software tools are used to bring together disparate data to automate and optimize the operational efficiency of the semiconductor fabrication facility. The software provides a common location and format for presenting this data and doing cross-correlation between data types for the purpose of overall equipment efficiency analysis and, ultimately, manufacturing process optimization.

Our Strategy

We are a major supplier of wafer probers due to a combination of strengths, including a large installed base, advanced technical capabilities, close relationships with the leading manufacturers of integrated circuits, a broad

From the sort floor to final test, Electroglas’ hardware and software enable chipmakers to collect, share, analyze and act on essential semiconductor test data — saving significant time, increasing yields and improving profitability.

line of high quality products, and a well-established, highly qualified distribution organization. Building on these capabilities, our strategy is comprised of the following key elements:

•	Focus on supplying high-speed tools for high-volume semiconductor testing that meet our customers’ requirements for accuracy, reliability, and production-worthiness. We have refocused our efforts on our core technology, semiconductor test, including wafer probing and prober-based test handlers. We have invested in research and development to add features and functionality to our 200mm wafer prober products, as well as to improve and expand our advanced 300mm wafer probing platform as the semiconductor industry transitions from 200mm wafers to 300mm wafers. In addition, we have developed advanced test floor management software and applications to allow our wafer prober customers to more effectively manage their test floor operations. We expect to continue to invest in research and development of our wafer prober products and software to anticipate and address technological advances in semiconductor processing.

•	Maintain customer relationships based on trust and dependability, good service and meaningful advice. We have long-standing relationships with our customers and seek to strengthen our existing customer relationships by providing high levels of service and support. Our development of products and product enhancements is market-driven. Marketing, engineering, sales and management personnel collaborate with customer counterparts to determine customers’ needs and specifications, partnering with them to develop solid solutions for wafer probing, prober-based test handling, and test floor management to drive greater efficiencies in their wafer and device testing processes.

•	Emphasize quality products. We believe in providing high-quality products that make dependable tools for our customer’s manufacturing processes. We have received quality awards from our customers and the SEMATECH Partnering for Total Quality award. We have a company-wide quality program and received International Organization for Standardization (ISO) 9002 Certification in 1997 and ISO 9001 Certification in 2000. Our Singapore manufacturing facility was ISO Certified in 2002 to the new ISO 9001/2000 Standard and ISO 14001/1996 Environmental Standard.

Products

Wafer Probers

Horizon 4000 Series:    The 4090µ+ (4090 Micro Plus) was introduced in Q4 2004 and is the new extended performance wafer prober system for 200mm wafers. The 4090µ+ addresses the demands of testing fine pitch devices, semiconductors with copper interconnects and low-k dielectric processes, and other advanced applications. Employing MicroTouch, a feature that decreases the impact force as the probe pins contact the bond pads, the 4090µ+ reduces touchdown damage that can occur when testing fragile copper and low k devices or when pads are located over active circuit geometry. The 4090µ+ increases test cell availability and throughput while simultaneously reducing test cost by making improvements in how probe-to-pad alignment is maintained in varying temperature environments. In addition, the 4090µ+ has simplified and fully automated operations for high volume manufacturing applications, such as those that exist in integrated device manufacturer (IDM) and contract test facilities. Customers who want to use the latest high productivity 200mm probing solution from Electroglas can also cost-effectively upgrade existing Electroglas 4080, 4090 and 4090µ prober systems with 4090µ+ technology. Joining the 4090u+ in the Horizon 4000 Series is the 4090µ Fast Probe, introduced in 2001, which is used in applications where the die are very small and there is a very large number of devices on a wafer. The 4090µ Fast Probe employs special technologies to reduce the system stepping time for high-volume production.

The EG4/200:    Introduced in 1999, the EG4|200 is targeted at high-end probing applications for 200mm wafers. The system utilizes a unique “probe-centered z-drive” to provide very low deflections, even under extremely high probe forces. This is important when testing multi-site or high pin count devices. The EG4|200 retains many of the features of the Horizon 4000 series probers such as a linear motor and an air-bearing positioning system.

The EG6000:    Developed in 2004 and introduced in January 2005, the new EG6000 300mm probing system from Electroglas fuses advanced automation with the highest caliber of prober technology. Representing a major advancement in prober design and automation, the system is the only 300mm prober that employs precision direct-drive technology to enable it to achieve the highest positioning accuracy currently available. Simultaneously, the prober can deliver the fastest throughput obtainable as measured from lot-start to lot-end. Designed for advanced applications such as copper and low k dielectrics, the system employs a proprietary stage and control technology to enable highly accurate positioning of the test devices while moving devices into contact with the probes for test. MicroTouch adds the ability to control the impact forces while probing on delicate devices. The EG6000 features the new Advanced Vision System for better accuracy, robustness and speed in aligning devices to the probe card for test. It also features a sophisticated system for automatically measuring and compensating for thermal changes in the system components while testing at hot or cold temperatures.

The EG6000 is based on the same core architecture as the prior 5|300 prober which served the relatively small market for parametric test and process development applications. The EG6000 features a broader range of application capabilities as well as many refinements and improvements in accuracy, throughput, automation, and reliability. This allows the EG6000 to address customer’s needs for high volume production wafer test that forms the large majority of the 300mm prober market.

Parametric Probers:    The EG5|300e, introduced in December 2000, and the EG4|200e, introduced in July 2001, are both targeted at the parametric test (“e-test”) segment of the wafer probe market. The EG5/300e is targeted at the 300mm market. The EG4|200e, based on the EG4|200 platform, addresses the 200mm market. Both systems incorporate patented technology licensed from our partner, Cascade Microtech, Inc. This technology allows extremely precise, low-level electrical measurements to be made at the wafer level. This type of electrical measurement performance is becoming increasingly critical for advanced sub-micron semiconductor processes.

Test Handlers

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

Sidewinder:    Introduced in 2003, Sidewinder provides final test handling of packaged semiconductor and discrete components in panel or lead frame format. Termed “strip testing”, Sidewinder’s technology enables the handling of fine geometry packages such as chip scale packages (CSP) that are difficult to test in singulated format, and higher parallel test capability for small outline package (SOP), quad flat no-lead (QFN), and other well established high volume packages. The first strip test handler to be based on advanced 300mm prober technology, Sidewinder, combines Electroglas’ proven prober stage with a sophisticated machine vision-based alignment system that offers improved accuracy and system throughput. Sidewinder’s market is comprised of companies who need technology that enables them to test advanced devices in new packages, as well as companies seeking increased efficiency in testing traditional packages in panel or lead format. In 2004, Sidewinder was selected by Advanced Packaging, a leading semiconductor publication, as a 2004 Advanced Packaging Award Winner based on its ability to meet a significant industry challenge, creative application of technology; and throughput characteristics.

Test Floor Management Software Products

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

SORTmanager displays single and composite wafer maps and underlying data for custom views of multiple lots that enable users to make the most effective comparison possible for identification and rapid resolution of process issues to correct yield loss.

SORTmanager:    Bridging the gap between raw data and genuine process improvement is the difference between data overload and real productivity gains. Electroglas’ SORTmanager provides that bridge, enabling a secure, web-based environment for the analysis, reporting and control of sort-floor processes. Data about test results, binning, prober performance and throughput can be collected from all SORTmanager-connected wafer probers, and that information can then be delivered via dynamic, interactive web pages that allow users to view the underlying data or perform additional analysis. Powerful web publishing capabilities allow web reports to be created and distributed throughout an enterprise. SORTmanager’s flexible data-access and information viewing capabilities, combined with a comprehensive suite of pre-built applications and a scripting language for fine tuning applications to customer needs, makes SORTmanager a unique and powerful test floor management tool.

Engineering, Research and Development

The market for semiconductor manufacturing equipment is characterized by continuous technological development and a high rate of product innovation. We believe that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position. For example, we devote a significant portion of our personnel and financial resources to engineering, research and development programs for our wafer prober product line to continue a high level of development for 200mm wafer probers as well as to develop an entirely new platform for 300mm wafer probers. In addition, we continue to invest in new product areas such as final test and test management software. We use our close relationships with key customers to make product improvements that respond to such customers’ needs.

Engineering, research and development expenses were $16.2 million, $21.8 million and $31.6 million in 2004, 2003 and 2002, respectively, or 25.7%, 48.4% and 55.2% of net sales. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement. It is expected that these expenses will decrease in absolute dollars and as a percentage of net sales in 2005 from 2004 levels.

Marketing, Sales and Service

We sell our products directly to end-users through a direct sales force and independent representatives. We generally sell product on net 30-day terms to most customers. Other, primarily foreign, customers are required to deliver a letter of credit typically payable upon product delivery. We generally warrant our products for a period of up to 12 months from shipment for material and labor repair. Installation and certain training are customarily included in the price of the product. Customers may enter into repair and maintenance service contracts covering our products. Our field engineers provide customers (with products not under warranty or service contracts) with call out repair and maintenance services for a fee. For a fee, we train customer employees to perform routine service.

We maintain sales and service offices in strategic locations throughout the United States. In Europe, we maintain sales and service offices in France, and in Asia, we maintain offices in the People’s Republic of China, Singapore and Taiwan.

Customers

We sell our products to leading semiconductor manufacturers and contract test companies throughout the world. In 2004, ST Microelectronics and Atmel each accounted for more than 10% of our net sales. International sales represented 63%, 65% and 48% of our net sales in 2004, 2003 and 2002, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

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

Backlog

Our backlog was $8.3 million and $13.1 million as of December 31, 2004 and 2003, respectively. Our backlog consists of product orders for which a customer purchase order has been received and which is scheduled for shipment or is earned within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement and product lead times, possible changes in product delivery schedules and cancellation of product orders and because our sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Backlog also includes deferred revenue comprised of products shipped (but not recognizable as revenue per our revenue recognition policy), maintenance revenue that is being amortized over twenty-four months or less, and services earned or to be performed within the next year.

Competition

The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, price, service and technical support, product improvements, established relationships with customers and product familiarity. We believe that our products compete favorably with respect to each of these factors.

Our major competitors in the prober market and test floor management software segments are Tokyo Electron Limited and Tokyo Seimitsu, both of which are based in Japan. In these markets, these competitors have greater financial, engineering and manufacturing resources than we have, as well as larger service organizations and long-standing customer relationships. We cannot assure you that levels of competition in our particular product market will not intensify or that our technological advantages will be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. For a more detailed discussion of the competition we face, see “Factors that May Affect Results and Financial Condition.”

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

We also rely upon trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees. There can be no assurance; however, that others will not independently gain information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets. For a more detailed discussion regarding risks related to our intellectual property, see “Factors that May Affect Results and Financial Condition.”

Employees

As of December 31, 2004, we employed 279 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and there are no employees represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 2.    Properties

On December 16, 2004, we entered into an agreement with Integrated Design Technology (IDT) of Santa Clara, California, to sell our 260,000 square foot corporate headquarters facility located in San Jose, California and to lease back a portion of the property for a limited period of time with no rent payment. We are currently occupying 33% of the facility. See Note 14, Commitments and Contingencies.

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. This lease was renewed at the same rate in December 2004 for two additional years.

In February 2005, we entered into a five-year operating lease for a 78,000 square foot corporate headquarters facility in San Jose, California with annual lease payments ranging from nil to $1.0 million.

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

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to the best of our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. However, we have received notice from some of the customers receiving letters from Lemelson that, in the event it is determined that the customers’ actions infringe the Lemelson patents, the customers may seek reimbursement from us for some damages or expenses resulting from the infringement. We have in turn notified our suppliers that we may seek reimbursement from them for any resultant costs and fees we incur as a consequence of our customers being held liable for infringement of the Lemelson patents. In addition, some of our suppliers were notified that their equipment may infringe certain Lemelson patents. These suppliers are currently engaged in litigation with Lemelson as regards fourteen of Lemelson’s patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. Lemelson has appealed the decision. Given the pending appeal, and the inherent uncertain in litigation, we cannot assure you that the ultimate outcome will be favorable to us nor can we predict the effect of such litigation on our business.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Prices for Common Stock

Our common stock is traded on the Nasdaq National Market System under the symbol “EGLS.” The following table sets forth for the periods indicated the actual high and low sales prices per share of common stock as reported:

Fiscal Year	2004		2003
	High	Low	High	Low
1st Quarter	$6.17	$3.45	$1.75	$0.85
2nd Quarter	$5.48	$3.81	$2.55	$0.83
3rd Quarter	$5.21	$2.12	$2.92	$1.35
4th Quarter	$4.80	$2.60	$4.45	$1.95

On March 8, 2005, the closing price of our common stock was $4.20.

We have never declared or paid cash dividends on the shares of common stock and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. As of March 8, 2005, we had approximately 6,241 stockholders of record.

Item 6.    Selected Financial Data

	Years ended December 31,
In thousands, except per share data	2004	2003	2002	2001	2000
Selected consolidated financial data
Net sales	$63,004	$44,967	$57,135	$84,662	$225,529

Gross profit (loss) (2)	22,810	220	(3,223)	21,232	107,520
Engineering, research and development expenses	16,194	21,785	31,552	31,552	28,336
Sales, general and administrative expenses	17,182	33,559	39,180	38,890	42,430
In-process research and development charges	—	—	—	281	—
Gains on sales of product lines	—	(7,872)	—	—	—
Restructuring charges	979	3,909	4,613	—	—
Impairment charges	4,251	6,254	2,407	—	—

Operating income (loss)	(15,796)	(57,415)	(80,975)	(49,491)	36,754
Interest income (expense), net	(2,077)	(2,822)	907	7,608	9,976
Gain on revaluation of warrants	—	—	2,264	—	—
Gain on sale of long term investment	3,545	—	—	—	—
Gain on settlement of long term liability	8,273	—	—	—	—
Other income (expense), net	(260)	112	32	245	(403)

Income (loss) before income taxes (3)(4)(5)	(6,315)	(60,125)	(77,772)	(41,638)	46,327
Provision (benefit) for income taxes (6)	57	(1,153)	(4,141)	16,431	3,854

Income (loss) before cumulative effect of change in accounting principle	(6,372)	(58,972)	(73,631)	(58,069)	42,473
Cumulative effect of change in accounting principle, net of $0 tax (1)	—	—	—	—	(2,029)

Net income (loss)	$(6,372)	$(58,972)	$(73,631)	$(58,069)	$40,444

Basic net income (loss) per share before cumulative effect of change in accounting principle	$(0.30)	$(2.76)	$(3.49)	$(2.78)	$2.06
Cumulative effect of change in accounting principle (1)	—	—	—	—	(0.10)

Basic net income (loss) per share	$(0.30)	$(2.76)	$(3.49)	$(2.78)	$1.96

Shares used in basic calculations	21,534	21,343	21,068	20,910	20,616

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$(0.30)	$(2.76)	$(3.49)	$(2.78)	$2.01
Cumulative effect of change in accounting principle (1)	—	—	—	—	(0.09)

Diluted net income (loss) per share	$(0.30)	$(2.76)	$(3.49)	$(2.78)	$1.92

Shares used in diluted calculations	21,534	21,343	21,068	20,910	21,104

Pro forma amounts assuming the accounting change for SAB 101 is applied retroactively (unaudited) (1):
Net income					$42,473
Basic net income per share					$2.06
Diluted net income per share					$2.01

Working capital	$69,805	$43,446	$77,893	$119,197	$215,629
Total assets	96,179	110,672	173,180	213,871	291,430
Short-term borrowings	—	—	—	1,171	1,232
Convertible subordinated notes	34,123	33,630	33,169	—	—
Total stockholders’ equity	44,662	50,265	108,045	179,816	234,029

(1)	On December 3, 1999, the SEC Staff issued Staff Accounting Bulletin (SAB 101), “Revenue Recognition in Financial Statements.” In connection with our adoption of SAB 101, we recorded a non-cash charge of $2.0 million, or ($0.09) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year 2000. Our revenue recognition policies are disclosed in Note 1 to our Consolidated Financial Statements.
(2)	Gross profit for 2004 includes a $0.2 million charge for inventory write-downs and provisions and $0.9 million reduction in warranty charges. Gross profit for 2003 includes $7.0 million charges for inventory write-downs and provisions and $2.7 million in warranty charges. Gross profit for 2002 includes an $8.1 million write-down of inventory.
(3)	Net loss for 2004 includes a $4.2 million pretax charge for impaired assets, $1.0 million restructuring charges due to office space and headcount reductions, $0.2 million for inventory write-downs and provisions, $0.9 million reduction in warranty charges, $8.3 million gain on settlement of long term liability, and $3.5 million gain on sale of long term investment.
(4)	Net loss for 2003 includes a $6.3 million pretax charge for impaired assets, $3.9 million restructuring charges due to headcount reductions, an $8.5 million charge for lease impairment included in SG&A, $7.0 million charges for inventory write-downs and provisions, $2.7 million in warranty charges, and $7.9 million in gains on sales of product lines.
(5)	Net loss for 2002 includes a $2.4 million pretax charge for impaired long-lived assets, $4.6 million restructuring charges related to the move of our manufacturing operations to Singapore as well as headcount reductions due to the change in market conditions, a $2.8 million charge for lease impairment included in SG&A, an $8.1 million write-down of inventory, and a $2.3 million gain on revaluation of warrants.
(6)	Net loss for 2001 includes a charge of $15.6 million relating to the revaluation of our deferred tax assets.

Unaudited Quarterly Consolidated Financial Data

Our fiscal year end is December 31. Our fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, we have indicated that our quarters end on March 31, June 30 and September 30.

	Quarter
In thousands, except per share data	First	Second	Third	Fourth
2004
Net sales	$16,048	$17,722	$18,047	$11,187
Gross profit (1)	6,635	6,149	7,258	2,766
Net income (loss) (2)	(2,503)	(3,489)	6,290	(6,669)
Basic net loss per share	(0.12)	(0.16)	0.29	(0.31)
Diluted net loss per share	(0.12)	(0.16)	0.27	(0.31)

2003
Net sales	$9,465	$10,335	$10,826	$14,341
Gross profit (loss) (3)	849	(189)	2,973	(3,413)
Net loss (4)	(23,258)	(15,785)	(3,506)	(16,423)
Basic and diluted net loss per share	(1.09)	(0.74)	(0.16)	(0.77)

(1)	Gross profit for 2004 includes charges (benefits) for inventory write-downs and provisions ($0.5 million in the fourth quarter and $(0.3) million in the third quarter) and reduction in warranty provision ($0.9 million in the first quarter).
(2)	Net loss for 2004 includes charges for impaired assets ($4.2 million in the fourth quarter), restructuring charges due to office space and headcount reductions ($0.9 million in the fourth quarter and $0.1 million in the third quarter), inventory write-downs and provisions ($0.5 million in the fourth quarter and $(0.3) million in the third quarter), reduction in warranty provision ($0.9 million in the first quarter), gain on settlement of long term liability ($8.3 million in the third quarter), and gain on sale of long term investment ($3.5 million in the fourth quarter).
(3)	Gross profit (loss) for 2003 includes charges for inventory write-downs and provisions ($0.9 million in the second quarter, $0.8 million in the third quarter, and $5.3 million in the fourth quarter) and warranty charges ($0.8 million in the second quarter and $1.9 million in the fourth quarter).
(4)	Net loss for 2003 includes charges for impaired assets ($0.3 million in the first quarter, ($0.1) million in the second quarter, $1.3 million in the third quarter and $4.8 million in the fourth quarter), restructuring charges due to headcount reductions ($0.1 million in the first quarter, $2.3 million in the second quarter, $1.0 million in the third quarter and $0.4 million in the fourth quarter), lease impairment of $8.5 million in the first quarter, inventory write-downs and provisions ($0.9 million in the second quarter, $0.8 million in the third quarter, and $5.3 million in the fourth quarter), warranty charges ($0.8 million in the second quarter and $1.9 million in the fourth quarter), and gains on sales of product lines ($6.5 million in the third quarter and $1.4 million in the fourth quarter).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry, which includes both chip manufacturers and contract test companies. We are sensitive to a number of key indicators in managing our business. These include: industry and internal book-to-bill ratios, capital equipment utilization rates, capital spending plans of our customers and in the industry—particularly in the 300mm segment, and competitive wins of our products and our competitor’s products. The demand for our products follows the semiconductor test markets, which have recently started showing signs of growth, yet remain highly cyclical and difficult to forecast. In addition, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share. The initial product, 5|300, served the small market for 300mm parametric and process development applications, but did not adequately meet customers requirements for high volume production test, which is the large majority of the 300mm prober market. Electroglas has recently introduced a new 300mm prober, the EG6000, to serve this much larger market. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust up or down our expense structure during these hard to predict cyclical semiconductor equipment demand cycles.

In view of the recent prolonged downturn in the semiconductor industry and the resulting market pressures, we are focusing our major efforts in the following areas:

•	Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flow;

•	Developing successful products and services to meet market windows in our target markets;

•	Preparing ourselves for increases in customer demand in the current year while at the same time maintaining expense control and limiting increases to our cost structure; and

•	Expanding our sales and service capabilities in Asia.

Critical Accounting Policies and Estimates

General:    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the audit committee. For more detail about these accounting policies, see Note 1, Significant Accounting Policies.

Revenue recognition:    We recognize revenue on the sale of our equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions and when we are assured of our ability to collect from our customer. In recognizing revenue we make certain assumptions and estimates, namely: (i) we consider a new system routinely accepted in the marketplace when three to five successful installations based on our acceptance criteria have been put into customer production; (ii) we consider systems delivered separately from options to have value to our customers on a stand alone basis if the options have a unique price assigned and are not significant to the total amount of the order and the options are not fundamental to the functionality of the system; (iii) we consider systems delivered separately from installation and training to have value to our customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing our systems without the support of our installers, installation and training are routine and not consequential to the total value of the transaction, and these services are routinely sold on a stand-alone basis; and (iv) for most customers we assume that, based on past history, we will continue to collect our receivables from our customers without payment or product concessions, despite the fact that they have larger financial size relative to us and despite our dependence on them in a heavily concentrated industry.

Inventory valuation:    Inventories are stated at lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. We may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on our products (including engineering design changes), the timing of these changes and estimates of future sales volumes. The projections of changes in technology and forecasts of future sales are estimates. We write down inventory to net realizable value based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. If there is weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. We periodically review the carrying value of our inventories by evaluating material usage and requirements to determine obsolescence and excess quantities, and reduce the value when appropriate. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale of associated product. As a result of these analyses, we wrote down inventories by $0.2 million, $7.1 million and $8.1 million in 2004, 2003 and 2002, respectively.

Warranty:    We generally warrant our products for a period of twelve months and we accrue a current liability for the estimated cost of warranty upon shipment. For our established products, this accrual is based on historical experience; and for our newer products, this accrual is based on estimates from similar products. In addition, from time to time, specific warranty accruals are made for specific technical problems. If we experience unforeseen technical problems with our products in future periods to meet our product warranty requirements, revisions to our estimated cost of warranty may be required, and our gross margins will be negatively impacted. Estimates have historically approximated actuals.

Allowance for doubtful accounts:    We closely monitor the collection of our accounts receivables and record a general reserve for doubtful accounts against aged accounts and a specific reserve for identified amounts that we believe are not recoverable. We sell primarily to large, well-established semiconductor manufacturers and semiconductor test companies and we have not experienced significant accounts receivable losses in the past. We have, however, from time to time experienced slowdowns in receivable collections, especially during semiconductor equipment down cycles, as customers extend their payment schedules to conserve their cash balances. If our customers continue to experience down cycles or their financial conditions were to deteriorate, we may be required to increase our reserve for doubtful accounts. If a customer demonstrated a pattern of renegotiating terms or requesting concessions prior to payment, we would defer revenue until the price was considered fixed and determinable. Estimates have historically approximated actuals.

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

Results of Operations

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Years ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.8	99.5	105.6

Gross profit (loss)	36.2	0.5	(5.6)
Operating expenses:
Engineering, research and development expenses	25.7	48.4	55.2
Sales, general and administrative expenses	27.3	74.6	68.6
Restructuring charges	1.6	8.7	8.1
Impairment charges	6.7	13.9	4.2
Gains on sales of product lines	—	(17.5)	—

Total operating expenses	61.3	128.1	136.1

Operating loss	(25.1)	(127.6)	(141.7)
Interest income	0.5	1.2	3.9
Interest expense	(3.8)	(7.5)	(2.4)
Gain on sale of long term investment	5.6	—	—
Gain on settlement of long term liability	13.1	—	—
Gain on revaluation of warrants	—	—	4.0
Other income (expense), net	(0.3)	0.2	0.1

Loss before income taxes	(10.0)	(133.7)	(136.1)
Provision (benefit) for income taxes	0.1	(2.6)	(7.2)

Net loss	(10.1)%	(131.1)%	(128.9)%

Net Sales

Net sales are comprised of prober systems, software, and aftermarket sales, consisting primarily of services, spare parts, upgrades and training. Service revenue was less than 10% of annual net sales during the last three fiscal years.

Net sales of our products are as follows:

	Years ended December 31,
In thousands	2004	2003	2002
Prober systems	$42,755	$23,402	$27,144
Inspection products	—	2,991	5,030
Test floor management software products	1,399	46	812
DFM, Fab and CPM software products	326	4,002	7,601
Aftermarket sales	18,524	14,526	16,548

	$63,004	$44,967	$57,135

Net sales were up 40.1% in 2004 from 2003. This increase was primarily due to 52% higher prober system sales, largely in our 200mm prober product lines, and 20% higher average selling prices, as customers resumed their capital spending in response to indications of a market recovery. Sales of our test floor management software products increased in 2004 due to the release of our newest platform in late 2003. These increases in prober systems sales and test floor management software in 2004 over 2003 was partially offset by the elimination of sales in other product lines in 2004 due to the sale of our Design for Manufacturing (DFM) and

Fab Solutions software product lines in the third quarter of 2003 and our Optical Inspection product line in the fourth quarter of 2003. Net sales were $45.0 million in 2003 down 21.3% from $57.1 million in 2002. These decreases were due primarily to lower revenue on system sales of our core prober business as a result of 17% lower sales prices in 2003 versus 2002 following the downturn in the semiconductor industry as our customers continued to curtail their capital spending in response to persisting excess production capacity conditions as well as a decrease in our market share for prober products. Despite the overall decline in prober revenue in 2003, shipments of prober systems increased 4% in 2003 versus 2002. Net sales in 2003 were also down from 2002, due to the sale of our DFM and Fab Solutions software and inspection product lines. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate on a quarterly basis. Sales to related parties are priced in the same manner as other customers.

Net sales by region were as follows:

	Years ended December 31,
In thousands	2004	% of Sales	2003	% of Sales	2002	% of Sales
North America	$23,088	37%	$15,646	35%	$30,789	54%
Europe	18,396	29%	10,751	24%	11,358	20%
Asia	21,520	34%	18,570	41%	14,988	26%

	$63,004	100%	$44,967	100%	$57,135	100%

International sales as a percentage of total sales for the years 2004, 2003 and 2002 were 63%, 65% and 48%, respectively. We expect international sales to represent a significant percentage of net sales and fluctuate as a percentage of total sales as individual manufacturers and semiconductor test companies address their capacity needs at differing stages of the semiconductor demand cycle. During 2003 and 2002, we experienced weakness across all of our major geographic regions. Sales to Asia and Europe were primarily denominated in United States dollars, except for France where the invoiced currency was a mix of the United States dollar and the Euro.

Gross Profit (Loss)

Gross profit (loss), as a percentage of sales, was 36.2%, 0.5% and (5.6)% in 2004, 2003 and 2002, respectively. The improvement in gross profit in 2004 compared to 2003 was due to 52% higher unit sales volumes and 20% higher average selling prices. Additionally, manufacturing overhead expenses as a percentage of sales were 7% lower in 2004 than 2003 and 27% lower than 2002 as a result of our relocation of manufacturing operations from the U.S. to Singapore and other restructuring efforts begun in late 2002 and completed in mid-2003. The improvement in gross profit in 2003 compared to 2002 due to 20% lower manufacturing overhead expenses as a percentage of sales was offset somewhat by lower revenue per system due to 17% lower average selling prices in 2003 as compared to 2002. In addition, we wrote down inventories by $0.2 million, $7.1 million and $8.1 million in 2004, 2003 and 2002, respectively. We periodically review the carrying value of our inventories by evaluating material usage and manufacturing requirements to determine inventory obsolescence and excess quantities, and we reduce the carrying value of inventory when appropriate. The write down in fiscal 2004 resulted primarily from identified obsolescence of certain parts resulting from the planned transition to new products in 2005. The write down in fiscal 2003 resulted primarily from identified obsolescence of discontinued and sold product lines as we focused our business on our core prober products. We generally warrant our products for a period of twelve months and accrue the estimated cost of warranty upon shipment. In 2003, due to the sale of the inspection product lines, the accrued liability for estimated cost of warranty was increased by $1.4 million for additional costs to outsource support of customers through the end of their warranty term and for additional warranties associated with discontinuing and selling the product lines. In 2004, the accrued liability for estimated cost of inspection product line warranty support was reduced by $0.9 million. In 2002 due to the establishment of new manufacturing operations in Singapore and the potential for higher defect rates from the new plant, the accrued liability for estimated cost of warranty was increased by $0.6 million from the previous year.

We believe that our gross profit will continue to be affected by a number of factors, including changes in demand for semiconductors, competitive pressures on average selling prices, product mix, the level of software sales, our share of the available market, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause additional write-downs of inventories and would negatively impact gross profit in future periods.

Engineering, Research and Development Expenses

Engineering, research and development, or ER&D expenses were 25.7%, 48.4% and 55.2%, respectively as a percentage of sales, for 2004, 2003, and 2002, respectively. In 2004, ER&D expenses were $16.2 million down 25.7% from $21.8 million in 2003. This decrease in spending year over year was primarily due to a 15% reduction in employee headcount and related costs and a 11% reduction associated with the product lines sold in the second half of 2003, partially offset by increased spending on materials and services. As a percentage of sales, ER&D expenses decreased 10% in 2004 as a result of the effect of higher net sales, an additional 5% as a result of the absence of spending for product lines sold in 2003, and an additional 10% as a result of reduced spending. In 2003, ER&D expenses were $21.8 million, down 31.0% from $31.6 million in 2002. This decrease, as a percentage of sales and in spending year over year, was primarily due to reduced employee headcount and related costs, reductions in outside services and reduced costs due to the sale of software product lines to FEI Company in mid-2003.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A expenses were 27.3%, 74.6% and 68.6%, as a percentage of sales, in 2004, 2003 and 2002, respectively. In 2004, SG&A expenses were $17.2 million down 48.8% from $33.6 million in 2003. This decrease in absolute dollars was primarily due to the non-recurrence of an additional rent charge of $8.5 million recorded in the first quarter of 2003 related to the amortization of the deficiency between the fair value and the guaranteed residual value of our San Jose campus. In addition, savings in SG&A expenses during 2004 included 37% reduced salaries and other cost savings as a result of headcount reductions, spending restrictions and cost control measures. These savings during 2004 were partially offset by a $1.1 million increase in Sarbanes-Oxley compliance costs. As a percentage of sales, SG&A expenses decreased 11% in 2004 as a result of the effect of higher sales and an additional 38% as a result of lower spending. In 2003, SG&A expenses were $33.6 million, down 14.3% from $39.2 million in 2002. This decrease was primarily due to headcount reductions and other cost savings as a result of spending restrictions and cost control measures. These decreases were partially offset by increased commissions to outside sales representatives because of increased sales to Asia and the additional rent charge of $8.5 million recorded in the first quarter of 2003. SG&A expenses consist primarily of employee salaries and benefits, travel, advertising and other promotion expenses, facilities expenses, legal expenses and other infrastructure costs.

As a result of the sale of our San Jose campus in January 2005, we expect general and administrative expenses to decrease by approximately $0.9 million in 2005 compared to 2004 consisting of savings on property taxes, utilities, insurance and depreciation offset by rental expense for our new corporate headquarters.

Restructuring Charges

Singapore relocation and U.S. workforce reduction:    In January 2002, we announced a restructuring plan to reduce our U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore. As a result of the continued semiconductor equipment downturn, and to better align our cost structure with the market demand for our products, we announced further workforce reductions in October 2002. Overall, 228 employees were designated for termination and 196 employees were terminated. We recorded a restructuring charge of $3.1 million in 2002. As of December 31, 2002, there were 32 employees designated for termination. During 2003, an additional 127 employees were designated for termination and 158 were terminated. We recorded a restructuring charge of $3.7 million in 2003, primarily for severance packages. During 2004, an additional 14 employees were designated for termination in connection with a restructuring plan adopted for our engineering, research and development operations and 14 were terminated. We recorded a restructuring charge of $1.0 million in 2004 related to office space reductions and severance packages.

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

As a result of the 2004 restructuring efforts, we expect engineering, research and development payroll and benefit payments to decrease by $1.5 million to $2.0 million in 2005 compared to 2004. Restructuring charges of $0.8 million are included in accrued liabilities and are anticipated to be substantially paid in 2005.

Impairment Charges

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed impairment tests as of December 31, 2004 and 2003, which compared currently utilized property and equipment and non-current assets net book values with the expected undiscounted cash flows from these assets. The estimated undiscounted cash flows of the assets currently in use were sufficient to recover the net book value of these assets. On December 16, 2004, we entered into an agreement to sell our San Jose campus to Integrated Device Technology for approximately $29 million and recorded a $4.1 million impairment charge. In addition, we recorded a $0.1 million impairment charge on fixed assets.

Due to continued declines in corporate real estate values in the San Jose area, management concluded as of December 31, 2003 that there were indicators of impairment for the portion of the corporate campus that was currently not being utilized and undertook a review of the value of these assets for possible impairment. Based on management’s evaluation and the results of an independent appraisal, we recorded an impairment charge of $4.1 million for the unused portion of our corporate campus. In addition, we recorded a $2.1 million impairment charge for fixed assets that were no longer in use.

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

Although we do not anticipate that we will be required to record additional impairment charges, the semiconductor industry is highly cyclical and the severity of these cycles is difficult to predict. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions, which could therefore affect our net sales and the sufficiency of estimated future cash flows to recover net book value of these assets and require us to record additional impairment charges.

Gains on Sales of Product Lines

On July 15, 2003, we sold certain software product lines (CADNav, Merlin, YieldManager, LCD-YM) and related assets to FEI Company (FEI) for $6.0 million in cash ($0.6 million escrowed and restricted for one year) plus the assumption by FEI of $2.5 million of liabilities. In 2003, we recorded a gain on this sale of $6.4 million, after deducting from the consideration the book value of sold assets, transaction and other related costs, and our obligation to FEI under indemnification provisions of the agreement.

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

Interest Income

Interest income was $0.3 million, $0.5 million and $2.3 million in 2004, 2003 and 2002, respectively. The year over year decreases were principally due to lower average yearly cash and short-term investment balances, which declined each year. Cash and short-term investment balances have declined as a result of the purchase of our corporate campus in Q1 2003 and cash in operations in 2004, 2003 and 2002.

Interest Expense

Interest expense was $2.4 million, $3.4 million and $1.4 million in 2004, 2003 and 2002, respectively. Interest expense is primarily comprised of interest expense on our convertible subordinated notes issued in June 2002. The year over year increase from 2002 to 2003 and 2004 was principally due to a full year of interest paid on convertible notes in 2004 and 2003 compared to one half year paid in 2002. In addition, 2003 included a $1.0 million non-cash interest expense charge related to the beneficial conversion feature triggered during the first quarter related to our convertible subordinated notes (See Note 12, Convertible Subordinated Notes and Warrants).

Gain on Revaluation of Warrants

In June 2002, we completed a $35.5 million private placement of 5.25% convertible subordinated notes due in 2007 and warrants to purchase 714,573 shares of common stock. In September 2002, upon registration of our notes, warrants, and the shares of common stock into which the notes and warrants are convertible, the warrants, which were initially valued at $2.6 million and classified as a liability, were revalued using the Black-Scholes option pricing model to $0.3 million and reclassified to equity. This revaluation resulted in a gain on revaluation of $2.3 million. Upon registration of the notes, warrants, and shares of common stock into which the notes and warrants are convertible, the re-measured value of the warrants was reclassified to permanent equity.

Gain on Sale of Long Term Investment

In the fourth quarter of 2004, we sold our minority equity investment in Cascade Microtech, Inc. in connection with their initial public offering. We received $6.6 million in net proceeds from the sale, and we recorded a gain of $3.5 million.

Gain on Settlement of Long Term Liability

In the third quarter of 2004, we recognized an $8.3 million gain on the settlement of a long term liability to our former parent company that reduced the amounts payable by us under a tax benefit sharing agreement from $9.5 million to an aggregate of $1.3 million to be paid over the next seven quarters starting in the fourth quarter of 2004. As of December 31, 2004, the accrued liability for this obligation was $0.9 million.

Provision (Benefit) for Income Taxes

The income tax provision (benefit) was $0.1 million, $(1.2) million and $(4.1) million in 2004, 2003 and 2002, respectively. The 2004 income tax provision resulted from taxes assessed on the income of various foreign branches. The 2003 income tax benefit resulted from a reversal of previously recorded income tax reserves based on changes in estimated exposures in tax jurisdictions. The 2002 income tax benefit primarily resulted from a $1.2 million additional refund due to a change in tax law arising from the enactment of the Job Creation and Worker Assistance Act of 2002 and a $2.7 million reversal of previously recorded income tax reserves for tax years up to and including 1998 relating principally to changes in estimates of these tax reserves. Realization of our deferred tax assets depends on us generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and amount of such realization, our management concluded that a full valuation allowance of $105.4 million was required at December 31, 2004.

In October of 2004, the American Jobs Protection Act was signed into law. Certain provisions of this Act allow multinational companies to repatriate cash related foreign earnings at a favorable rate if used to create or maintain jobs in the United States. At December 31, 2004, there are no plans in place to repatriate earnings from foreign subsidiaries as the only cash maintained in these entities is for working capital purposes. Any repatriation of foreign earnings will have an immaterial effect on income taxes.

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

In January 2003, we provided the lessors with a notice to purchase the San Jose, California property by March 2003. In December 2002, we received a fair market appraisal of the property for $37.2 million, $11.3 million less than the guaranteed residual lease value of $48.3 million. Under EITF 96-21, Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities, beginning on the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease. Because we made a determination in December 2002 to purchase the leased assets by March 2003, the gross lease payments were calculated over the remaining four months of the lease. Thus, we began amortizing the $11.3 million deficiency at $2.8 million per month effective December 2002, and recorded $8.5 million of additional rent expense in the first quarter of 2003. We completed the purchase of the property in March 2003. The long-term lease receivable and cash collateral were used to fund the purchase price. The land and buildings were recorded at fair value plus closing costs, approximately $37.2 million and the accrued rent of $11.3 million was paid. As a result of the purchase, depreciation expense increased by approximately $0.9 million per year, and rent expense and interest income decreased by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates, effective the second quarter of 2003.

In December 2004, we entered into an agreement to sell our San Jose campus to Integrated Device Technology on January 5, 2005 for $29.0 million, and we continue to occupy certain portions of the buildings through June 30, 2005 under a rent free lease back. We measured the fair value of the land and buildings as of December 31, 2004 based upon the sale price net of closing costs and recorded a $4.1 million impairment charge. The assets included in this agreement were classified as Assets Held for Sale as of December 31, 2004 at their fair market value of $28.3 million.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments totaled $31.7 million at December 31, 2004, a decrease of $0.2 million from $31.9 million at December 31, 2003.

Cash used in operating activities in 2004 was $4.7 million, an improvement of $25.2 million over $29.9 million in 2003. Cash used in operating activities in 2003 was $29.9 million, an improvement of $24.1 million over $54.0 million used in operating activities in 2002. Our net operating loss before restructuring and impairment charges and gains on sales of product lines decreased by $44.5 million in 2004 to $10.6 million compared to $55.1 million in 2003. This resulted in a $25.2 million improvement in cash used in operating activities in 2004 compared to 2003 primarily reflecting our reduced net operating loss period over period due to 40.1% increased sales volumes and a 41.1% decrease in operating expenses. Additionally, the improvement in net cash used in operations resulted from a decrease of $2.6 million in accounts receivable due to enhanced collection efforts. These improvements were partially offset by an increase of $1.3 million in inventory from increased material purchases to support higher sales volumes and decreases of $0.5 million in accounts payable and $0.2 million in accrued liabilities. Non-cash charges included in our net operating loss before restructuring and impairment charges and gains on sales of product lines in 2004 consisted primarily of $5.0 million depreciation and amortization and $0.7 million of inventory charges. These non-cash charges in 2004 decreased by $18.6 million from $24.3 million in 2003. We expect cash used in operating activities to decrease further in 2005 compared to 2004 due to anticipated increased gross margins in 2005 on increased sales, anticipated savings from restructuring efforts, anticipated lower spending levels due to the sale of the San Jose campus and ongoing efforts to maintain expense controls, continued efforts to ensure timely collections from our customers, and continued efforts to tightly control inventory purchases.

Cash provided by investing activities was $8.1 million in 2004 largely due to the sale of our long term minority investment in Cascade Microtech, Inc. for $6.6 million in December 2004. Our use of investments decreased by $14.5 million in 2004 to $2.1 million as compared to $16.6 million in 2003 due to our decreased use of cash in operations.

Cash used in financing activities in 2004 was $1.5 million primarily due to $1.9 million in interest payments on convertible subordinated notes partially offset by $0.4 million proceeds of sales of common stock to employees. Cash used in financing activities in 2003 was $1.6 million primarily due to $1.9 million in interest payments on convertible subordinated notes partially offset by $0.2 million proceeds of sales of common stock to employees.

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

In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. This lease was renewed at the same rate in December 2004 under a two year renewal option. In February 2005, we entered into a five-year operating lease for a 78,000 square foot corporate headquarters building in San Jose, California. Payments are due under this new lease as follows: nil in less than 1 year, $2.1 million in 1-3 years, and $1.0 million in 4-5 years. In 2005, we anticipate spending approximately $1.0 million to $2.0 million on tenant improvements and furniture and fixtures for the new corporate facility.

Our principal source of liquidity as of December 31, 2004 consisted of $31.7 million of cash, cash equivalents, and short-term investments. In addition, we received $28.3 million cash on January 5, 2005 from the sale of our San Jose corporate campus. During 2004, we continued to emphasize reduction of our utilization of cash, cash equivalents, and short-term investments, including improving gross margins on sales, maintaining spending controls and additional headcount reductions. This reduced utilization of cash in operating activities resulted in the use of $1.8 million in the first quarter, the providing of cash through operating activities of $0.8 million in the second quarter, the use of $1.2 million in the third quarter and the use of $2.5 million in the fourth quarter—a net use of cash in operating activities of $4.7 million for the year ended December 31, 2004. We currently anticipate that our available cash and cash equivalents at December 31, 2004 combined with the proceeds from the sale of our San Jose campus on January 5, 2005 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through 2005. The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses. External financing vehicles have been and are expected to continue to be available to us.

In the third quarter of 2004, we established a revolving line of credit agreement with Comerica Bank under which we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of our assets and requires that we maintain certain minimum financial covenants. The Company currently maintains cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent we borrow against the revolving line of credit.

As of December 31, 2004, cash obligations are as follows (in thousands):

		Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$2,812	$1,159	$1,588	$65	$—
Purchase commitments	5,614	5,614	—	—	—
Settlement agreements	1,058	758	300	—	—
Interest payments on convertible subordinated notes	4,659	1,864	2,795	—	—
Principal payment on convertible subordinated notes	35,500	—	35,500	—	—

Total cash obligations	$49,643	$9,395	$40,183	$65	$—

Purchase commitments include $2.8 million of purchase orders that are cancelable if business conditions indicate that further curtailment of spending is necessary.

We have indemnified IDT for two years with respect to representations and warranties made by us related to the sale of our San Jose campus. The limit of Electroglas’ liability for breach of the representations and warranties was $3.5 million in the sale agreement, and a $0.5 million reserve was recorded in January 2005 for the net present value of the Company’s guarantee obligations under the indemnification provisions.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). We plan to adopt SFAS 123(R) in the third quarter of 2005. While the effect of the adoption is not anticipated to have a material impact on our financial position or cash flows, it is expected to have a material impact on our results of operations. For the third and fourth quarters of 2005, we expect to record stock-based compensation charges of approximately $0.3 million and $0.2 million, respectively, using the Black Scholes model to value options issued and outstanding as of December 31, 2004. We are currently evaluating the available option pricing models, which will be utilized in implementing SFAS 123(R). The amount of stock-based compensation charges related to 2005 grants cannot be estimated at this time. (See Note 1, Summary of Significant Accounting Policies: Stock based Compensation and Employee Stock Plans.)

In November 2004, the FASB issued Statement No. 151, “Inventory Costs an amendment of ARB 43, Chapter 4 (SFAS 151), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for fiscal years beginning after SFAS 151 is issued. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We plan to adopt SFAS 151 in fiscal 2005 and the effect of the adoption is not anticipated to have a material impact on our financial position, results of operations or cash flows.

Factors that May Affect Results and Financial Condition

Semiconductor industry downturns adversely affect our revenues and operating results.    Our business largely depends on capital expenditures by semiconductor manufacturers and semiconductor test companies, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The most recent downturn, which began in 2000, was severe and prolonged. As a result, our ability to accurately forecast future revenues and expense levels is limited. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by the need to invest in the engineering, research and development and marketing required to penetrate targeted markets and maintain extensive customer service and support. During periods of rapid growth, we must be able to rapidly increase manufacturing capacity and personnel to meet customer demand. We cannot assure our investors that these objectives can be met, which would likely have a material and adverse effect on our business and operating results.

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations.    Total revenues for 2004 were $63.0 million compared to $45.0 million in 2003 and $57.1 million in 2002. The increase in 2004 was due primarily to increased unit volume sales combined with higher average selling prices on our prober systems. The decline in 2003 was due primarily to lower revenue on system sales of our core prober business as a result of the recent semiconductor industry downturn, excess capacity and the global economic slowdown combined with lower software and inspection products revenues due to the sale of our software and inspection product lines during 2003. We incurred an operating loss of $15.8 million in 2004 compared to an operating loss of $57.4 million in 2003 and $81.0 million in 2002. In 2004, customers resumed their capital spending in response to recent indications of a possible market recovery, however the demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Recent announcements in the semiconductor test markets indicate a slowing trend affecting our customers’ capital purchases. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at December 31, 2004 combined with proceeds from the sale of our San Jose campus should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our operating results are subject to variability and uncertainty, which could negatively impact our stock price.    We have experienced and expect to continue to experience significant fluctuations in our results. Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same period that they were received. However, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the years ended December 31, 2004, 2003 and 2002, five of our customers accounted for 63%, 54% and 41%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected.    We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products, particularly those related to the implementation of our strategy to become a process management tool provider. As a result, we expect to continue investing in selective new wafer prober product development programs, although we expect engineering, research and development expenses to decrease in 2005 due to the completion of several product development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers, markets related to the growth of the “Strip” test market for final test will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. For example, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share.

If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected.    Our major competitors in the prober market are Tokyo Electron Limited and Tokyo Seimitsu, both of which are based in Japan. In this market, these competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our results of operations. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service and support. We can not assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

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

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. Lemelson has appealed this decision. Given the pending appeal, and the inherent uncertain in litigation, we cannot assure you that the ultimate outcome will be favorable to us nor can we predict the effect of such litigation on our business. For a further discussion, see Part II. Other Information—Item 1. Legal Proceedings.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.    We have experienced fluctuations in our international sales and operations. International sales accounted for 63%, 65% and 48% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

•	the imposition of government controls on our business and/or business partners;

•	fluctuations in the U.S. dollar, which could increase our foreign sales prices in local currencies;

•	export license requirements;

•	restrictions on the export of technology;

•	changes in tariffs;

•	legal and cultural differences in the conduct of business;

•	difficulties in staffing and managing international operations;

•	strikes;

•	longer payment cycles;

•	difficulties in collecting accounts receivable in foreign countries;

•	withholding taxes that limit the repatriation of earnings;

•	trade barriers and restrictions;

•	immigration regulations that limit our ability to deploy employees;

•	political instability;

•	war and acts of terrorism;

•	natural disasters; and

•	variations in effective income tax rates among countries where we conduct business.

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

Our business will be harmed if we cannot hire and retain key employees.    Our future success partly depends on our ability to hire and retain key personnel. We also need to attract additional skilled personnel in all areas to grow our business. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Approximately half of our outstanding common stock options have an exercise price above the current market price of our common stock.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.    Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we have incurred increased expense and devoted additional management resources to Section 404 compliance. Further, the costs and management time relating to compliance with the requirements of the Sarbanes-Oxley Act of 2002 in the future may also be substantial. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of the Company may be adversely affected and could cause a decline in the market price of our stock.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.    In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We will begin to apply the new financial accounting rules in the quarter ending September 30, 2005. In the past, we have depended upon compensating our officers, directors, employees and consultants in part with such stock based compensation awards to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incent our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace and make it difficult to attract and retain key personnel.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2004, our cash equivalents and short-term investments consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.4 million. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment and debt portfolios:

In thousands, except percentages	Maturity in 2004	Maturity in 2005	Maturity in 2006	Total	Fair Value at December 31, 2004
Investments:

Cash equivalents	$24,736	$—	$—	$24,736	$24,736
Average rate	1.71%	—	—	—	—
Short-term investments	$3,755	$—	$—	$3,755	$3,755
Average rate	2.24%	—	—	—	—
Debt:

Convertible subordinated notes	$—	$—	$35,500	$35,500	$35,500
Fixed rate	—	—	5.25%	—	—

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

Item 8.    Financial Statements and Supplementary Data

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Sales	$58,652	$38,084	$52,860
Sales to related parties	4,352	6,883	4,275

Net sales	63,004	44,967	57,135
Cost of sales	40,194	44,747	60,358

Gross profit (loss)	22,810	220	(3,223)
Operating expenses:
Engineering, research and development expenses	16,194	21,785	31,552
Sales, general and administrative expenses	17,182	33,559	39,180
Restructuring charges	979	3,909	4,613
Impairment charges	4,251	6,254	2,407
Gains on sales of product lines	—	(7,872)	—

Total operating expenses	38,606	57,635	77,752

Operating loss	(15,796)	(57,415)	(80,975)
Interest income	293	546	2,261
Interest expense	(2,370)	(3,368)	(1,354)
Gain on sale of long term investment	3,545	—	—
Gain on settlement of long term liability	8,273	—	—
Gain on revaluation of warrants	—	—	2,264
Other income (expense), net	(260)	112	32

Loss before income taxes	(6,315)	(60,125)	(77,772)
Provision (benefit) for income taxes	57	(1,153)	(4,141)

Net loss	$(6,372)	$(58,972)	$(73,631)

Basic and diluted net loss per share	$(0.30)	$(2.76)	$(3.49)

Shares used in basic and diluted calculations	21,534	21,343	21,068

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$27,941	$26,081
Short-term investments	3,755	5,801
Accounts receivable, net of allowances of $539 and $1,003	8,700	9,472
Accounts receivable from related parties	702	2,557
Inventories	15,161	14,383
Assets held for sale	28,305	—
Prepaid expenses and other current assets	2,099	1,913

Total current assets	86,663	60,207
Property, plant and equipment, net	4,240	41,395
Goodwill, net	2,099	2,099
Other assets	3,177	6,971

Total assets	$96,179	$110,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,172	$6,709
Accrued liabilities	8,792	9,090
Deferred revenue	1,894	962

Total current liabilities	16,858	16,761
Convertible subordinated notes	34,123	33,630
Non-current liabilities	536	10,016

Total liabilities	51,517	60,407

Commitments and contingencies (see Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,875 and 21,602 shares issued and outstanding	218	216
Additional paid-in capital	159,586	158,863
Accumulated deficit	(112,846)	(106,474)
Accumulated other comprehensive income (loss)	—	(44)
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	44,662	50,265

Total liabilities and stockholders’ equity	$96,179	$110,672

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2002	21,236	$212	$155,836	$26,129	$(65)	(155)	$(2,296)	$179,816
Net loss	—	—	—	(73,631)	—	—	—	(73,631)
Net unrealized gain on investments	—	—	—	—	(363)	—	—	(363)
Foreign currency translation adjustments	—	—	—	—	452	—	—	452

Total comprehensive loss								(73,542)

Issuance of common stock under employee stock plans	156	2	1,399	—	—	—	—	1,401
Warrant value recorded upon registration of convertible notes	—	—	370	—	—	—	—	370

Balance at December 31, 2002	21,392	214	157,605	(47,502)	24	(155)	(2,296)	108,045
Net loss	—	—	—	(58,972)	—	—	—	(58,972)
Net unrealized gain on investments	—	—	—	—	(68)	—	—	(68)

Total comprehensive loss								(59,040)

Issuance of common stock under employee stock plans	210	2	236	—	—	—	—	238
Interest charge from beneficial conversion	—	—	1,022	—	—	—	—	1,022

Balance at December 31, 2003	21,602	216	158,863	(106,474)	(44)	(155)	(2,296)	50,265
Net loss	—	—	—	(6,372)	—	—	—	(6,372)
Net unrealized loss on investments	—	—	—	—	10	—	—	10
Foreign currency translation adjustments	—	—	—	—	34	—	—	34

Total comprehensive loss								(6,328)

Issuance of common stock under employee stock plans	273	2	369	—	—	—	—	371
Stock-based compensation expense	—	—	97	—	—	—	—	97
Warrant value reclassified from long term liability	—	—	257	—	—	—	—	257

Balance at December 31, 2004	21,875	$218	$159,586	$(112,846)	$—	(155)	$(2,296)	$44,662

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2004	2003	2002
Cash flows used in operating activities
Net loss	$(6,372)	$(58,972)	$(73,631)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,046	6,999	7,431
Amortization	—	1,733	2,335
Non-cash inventory charges	658	7,068	8,058
Interest expense on convertible notes	2,970	3,347	1,138
Realized foreign exchange loss on closure of foreign branch	—	—	460
Impairment charges	4,251	6,254	2,407
Impairment on building lease	—	8,475	—
Gain on settlement of long term payable	(8,273)	—	—
Gain on sale of long term investment	(3,545)	—	—
Gains on sales of product lines	—	(7,872)	—
Gain on revaluation of warrants	—	—	(2,264)
Loss on disposal of fixed assets	1	397	994
Deferred revenue—non-current	—	(753)	(1,375)
Changes in current assets and liabilities:
Accounts receivable	2,627	(1,657)	250
Inventories	(1,284)	3,619	(96)
Prepaid expenses and other current assets	(71)	(108)	101
Accounts payable	(537)	2,754	604
Accrued liabilities	(178)	(1,143)	(394)

	(4,707)	(29,859)	(53,982)

Cash flows provided by investing activities
Capital expenditures	(571)	(48,844)	(6,092)
Proceeds from sale of long-term investment	6,575	—	—
Proceeds from sales of product lines, net of selling expenses	—	6,119	—
Purchases of investments, available-for-sale	(5,912)	(15,787)	(11,166)
Maturities of investments, available-for-sale	7,991	32,357	34,365
Proceeds from disposal of equipment	—	16	295
Removal of restriction (increase) in restricted cash	—	7,245	41,055
Advance of long-term lease receivable to lessor	—	41,055	(41,055)
Other assets	—	(10)	(101)

	8,083	22,151	17,301

Cash flows provided by (used in) financing activities
Net proceeds from issuance of convertible subordinated notes	—	—	32,539
Interest paid on convertible subordinated notes	(1,864)	(1,864)	(901)
Payments on short-term borrowings	—	—	(1,171)
Sales of common stock to employees	371	238	1,401

	(1,493)	(1,626)	31,868
Effect of exchange rate changes on cash	(23)	(312)	(25)

Net decrease in cash and cash equivalents	1,860	(9,646)	(4,838)
Cash and cash equivalents at beginning of year	26,081	35,727	40,565

Cash and cash equivalents at end of year	$27,941	$26,081	$35,727

Supplemental cash flow disclosure:
Cash received during the year for income taxes	$(10)	$(312)	$(4,630)

Gross proceeds from issuance of convertible subordinated notes			$35,500
Fees paid to placement agent			(2,485)
Fees paid in connection with debt offering			(476)

Net proceeds from issuance of convertible subordinated notes			$32,539

Assets reclassified as held for sale	$28,305

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

Cash and cash equivalents:    The Company considers all highly liquid investments with minimum yield risks and maturities of 90 days or less from the date of purchase to be cash equivalents.

Reclassifications:    Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Minority equity investments:    At December 31, 2004, the Company has one minority equity investment in a non-publicly traded company of $0.1 million, and at December 31, 2003, the Company had two minority equity investments of $3.1 million. Minority equity investments are recorded at the original cost and included in other assets. The Company periodically reviews these investments for impairment based on evaluation of the market conditions, offering prices, trends of earnings, price multiples, and other key measures. When the Company believes such a decline to be other-than-temporary, an impairment loss is recognized in the current period’s operating results to the extent of the decline. For securities that do not have a readily determinable market price, the Company compares the net carrying amount of its cost method investments to similar equity securities with quoted prices when possible after giving effect to differences in risk premiums, estimated future cash flows, and other factors influencing the market value of the securities. When comparisons to quoted securities are not practical, the Company estimates the fair value based on recent sales and purchases of similar unquoted equity securities, independent appraisals, or internally prepared appraisals to estimate the fair value. During the fourth quarter of 2002, it was determined that the Company’s investment in NanoNexus was impaired as the preferred stock price decreased significantly. Accordingly, an impairment charge of $0.4 million was recorded. The Company sold its $3.0 million minority equity investment in Cascade Microtech Inc. on December 20, 2004 in connection with their Initial Public Offering filing (See “Note 7 Investment in Cascade Microtech, Inc.”).

Inventories:    Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on the Company’s products (including engineering design changes), the timing of these changes and estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. The Company writes down inventory to net realizable value based on anticipated product orders, product order history, forecasts and backlog to assess its inventory requirements. If there is weak demand in the semiconductor

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment markets and orders fall below forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. The Company periodically reviews the carrying value of its inventories by evaluating material usage and requirements to determine obsolescence and excess quantities, and reduces the value when appropriate. Inventory impairment charges are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale of associated product. As a result of these analyses, the Company wrote down inventories by $0.2 million, $7.1 million and $8.1 million in 2004, 2003 and 2002, respectively.

The following is a summary of inventories by major category as of December 31:

In thousands	2004	2003
Raw materials	$8,456	$7,751
Work in process	5,532	5,785
Finished goods	1,173	847

	$15,161	$14,383

Property, plant and equipment:    Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of assets. Leasehold improvements are amortized over the life of the related assets or the life of the lease, whichever is shorter. The following is a summary of property, plant and equipment by major category as of December 31:

In thousands, except lives	Estimated Useful Lives	2004	2003
Land		$—	$9,152
Buildings	30	—	21,721
Equipment	3-5	3,734	5,140
Leasehold improvements	Term of lease	2,480	2,441
Office furniture and equipment	3-10	6,908	10,156

		13,122	48,610
Accumulated depreciation and amortization		(8,882)	(7,215)

		$4,240	$41,395

In December 2004, the Company entered into an agreement to sell its San Jose campus to Integrated Device Technology for $29.0 million and to continue to occupy certain portions of the buildings through June 30, 2005 on a rent free lease back. The assets included in this agreement were classified as Assets Held for Sale as of December 31, 2004 at their fair market value of $28.3 million. The sale closed on January 5, 2005.

Accounting for long-lived assets:    In accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company reviews long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Measurement of impairment charges for long-lived assets to be held and used are based on the excess of the carrying amount of those assets over the fair value. The fair value of the assets then becomes the assets’ new carrying value, which is depreciated over the remaining estimated useful lives of the assets.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of an assessment of current semiconductor capital equipment market conditions and the related effect on the Company’s business, it was concluded that there were indicators of impairment of the Company’s long-lived assets. The Company’s management performed impairment tests as of December 31, 2004 and 2003, which compared the net book value of currently utilized property and equipment and other non-current assets net book value with the estimated undiscounted cash flows from these assets. The cash flows over the estimated remaining useful lives of the assets currently in use were sufficient to recover the net book value of these assets. The fair value of the land and buildings of the Company’s San Jose campus was measured as of December 31, 2004 based upon the sale price net of closing costs in the Company’s agreement with Integrated Device Technology, and a $4.1 million impairment charge was recorded. In addition, the Company recorded a $0.1 million impairment charge on fixed assets.

In 2003 due to continued declines in corporate real estate values in the San Jose area, management undertook a review of the value of the corporate campus for possible impairment and concluded that there were indicators of impairment for the portion of the corporate campus that was currently not being utilized. Based on management’s evaluation and consideration of the results of an independent appraisal, the Company recorded an impairment charge of $4.1 million for the unused portion of the corporate campus. In addition, the Company recorded a $2.1 million impairment charge for fixed assets that were no longer in use.

In 2002, the Company performed a similar impairment test of property and equipment and non-current assets. Based on the quoted market price of the estimated fair value of the assets, the Company recorded an impairment charge of $2.0 million to write down the carrying value of certain fixed assets and non-current assets held for use in the Prober Division to their estimated fair values.

Revenue recognition:    Revenue is recognized on the sale of equipment when a customer purchase order or contract has been received, when products or services have been delivered, when the total purchase price can be assured without making significant concessions and when the Company’s ability to collect from its customer is reasonably assured. The Company sells to an industry that is highly cyclical with periods of high demand and significant oversupply. Companies in the semiconductor equipment manufacturing industry continue to consolidate as they are faced with rapidly increasing capital requirements and expensive technological change. In recognizing revenue, certain assumptions and estimates are made, namely: for established products, revenue is recognized upon product shipment or delivery on the basis that the Company has a legally enforceable claim on payment; and for newer products, revenue is recognized upon signed customer acceptance. New products are defined as products that have a substantially different platform than the Company’s established products. The Company considers a substantially different platform to be a system that performs a different function from its established products or significantly different functionality in its established products (e.g., 12” wafer probing systems compared to existing 8” wafer probers). The Company considers a new system routinely accepted in the marketplace when three to five successful installations, based on the Company’s acceptance criteria, have been put into customer production.

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

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also derives revenue from software licenses and post-contract customer support (PCS) under Statement of Position (SOP) 97-2 “Software Revenue Recognition”. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not reasonably assured. The Company considers all arrangements with extended payment terms not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not reasonably assured, revenue is recognized when the fee is collected. The Company may enter into licenses to provide software to customers for a period of time, during which the customer, for a single fee, is entitled to receive unspecified products as well as maintenance and support until the end of the contract term. For these contracts, total contract revenue is recognized on a straight-line basis over the contract period. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amount of revenues are allocated to the delivered elements. For those contracts that consist solely of license and maintenance, the Company recognizes licenses based upon the residual method after all licensed software products have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions”. The Company recognizes maintenance revenues over the term of the maintenance contract. Vendor-specific objective evidence of the fair value of maintenance for license agreements is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (that is, the renewal rate).

At December 31, 2004, deferred revenue of $1.9 million includes: $0.5 million of prober products, $0.9 million of prober maintenance revenue, $0.3 million of prober services recognized upon future delivery, and $0.2 million of software licenses. At December 31, 2003, deferred revenue of $1.0 million includes: $0.3 million of prober products, $0.4 million of prober maintenance revenue, $0.1 million of prober services recognized upon future delivery, and $0.2 million of software licenses.

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

Engineering, research and development expenses:    The Company is actively engaged in basic technology and applied research programs designed to develop new products and product applications. In addition, ongoing product and process improvement, and engineering, and support programs relating to existing products are conducted within engineering departments. Engineering, research and development costs are charged to operations as incurred.

Foreign currency accounting:    The United States dollar is the functional currency for all foreign operations in 2004 and 2003. The effect on the consolidated statements of operations of transaction and translation gains and losses is insignificant for all years presented. The Japanese yen was the functional currency for the Company’s Japanese subsidiary prior to its closure at the end of 2002 and translation gains or losses related to this subsidiary were included as

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a component of stockholders’ equity and comprehensive income. When the Japan office was closed during the fourth quarter of 2002, a net translation loss of $0.5 million was recognized in the statement of operations.

Stock based Compensation and Employee Stock Plans:    The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), to account for stock options issued to its employees under its stock option plans, if any, over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. The Company has elected to make pro forma fair value disclosures as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the employee stock plan purchases is amortized over the six-month purchase period. (See Note 15, Stockholders Equity for detailed assumptions used by the Company to compute the fair value of stock-based awards for purposes of pro forma disclosures under SFAS 123.)

The following table illustrates the effect if the Company had accounted for its stock option plans and Employee Stock Plan under the fair value method of accounting under Statement 123, as amended by Statement 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148):

In thousands, except per share amounts	2004	2003	2002
Net loss—as reported	$(6,372)	$(58,972)	$(73,631)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,730)	(1,189)	(6,647)

Net loss—pro forma	$(10,102)	$(60,161)	$(80,278)

Net loss per share:
Basic and diluted—as reported	$(0.30)	$(2.76)	$(3.49)
Basic and diluted—pro forma	$(0.47)	$(2.82)	$(3.81)

Net loss per share:    Basic and diluted net loss per share amounts were computed using the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share:

In thousands, except per share data	2004	2003	2002
Numerator: Net loss	$(6,372)	$(58,972)	$(73,631)
Denominator: Basic and diluted weighted average shares	21,534	21,343	21,068

Basic and diluted net loss per share	$(0.30)	$(2.76)	$(3.49)

Shares excluded from calculations:
Stock options (weighted average shares)	3,669	3,636	3,980
Shares held in escrow in connection with acquisitions	26	26	112

	3,695	3,662	4,092

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These shares were excluded from the net loss per share calculations because the Company was in a loss position and the effect of their inclusion would be anti-dilutive.

Shipping and handling:    The cost of shipping products to customers is included in sales, general and administrative expenses. The cost of shipping related to material purchases is included in cost of sales. Shipping costs are not material.

Comprehensive loss:    Comprehensive loss includes net loss as well as additional other comprehensive items such as unrealized gains (losses) on investments and foreign currency translation adjustments. The Consolidated Statement of Stockholders’ Equity summarizes the activity in comprehensive loss, net of zero tax benefit.

The following schedule summarizes the components of accumulated other comprehensive income (loss), net of zero tax benefit, as of December 31:

In thousands	2004	2003
Unrealized gain (loss) on investments	$—	$(10)
Foreign currency translation adjustments	—	(34)

Accumulated other comprehensive income (loss)	$—	$(44)

Impact of recently issued accounting pronouncements:    In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This Statement is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Company plans to adopt SFAS 123(R) in the third quarter of 2005. While the effect of the adoption is not anticipated to have a material impact on its financial position or cash flows, it is expected to have a material impact on the Company’s results of operations. For the third and fourth quarters of 2005, the Company expects to record stock-based compensation charges of approximately $0.3 million and $0.2 million, respectively, for options issued and outstanding as of December 31, 2004. The amount of stock-based compensation charges related to 2005 grants cannot be estimated at this time.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs an amendment of ARB 43, Chapter 4 (SFAS 151), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for fiscal years beginning after this Statement is issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company plans to adopt SFAS 151 in fiscal 2005 and the effect of the adoption is not anticipated to have a material impact on its financial position, results of operations or cash flows.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Synthetic Lease, Acquisition and Sale of San Jose, California Campus

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

In January 2003, the Company provided the lessors with a notice to purchase the San Jose, California property by March 2003. In December, the Company received a fair market appraisal of the property for $37.0 million, $11.3 million less than the guaranteed residual lease value of $48.3 million. Under EITF 96-21, Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities, beginning on the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease. Because the Company decided in December 2002 to purchase the leased assets by March 2003, the gross lease payments were calculated over the remaining four months of the lease. Thus, the Company began amortizing the $11.3 million deficiency at $2.8 million per month effective December 2002, and recorded $8.5 million of additional rent expense in the first quarter of 2003. The Company completed the purchase of the property in March 2003. The long-term lease receivable and cash collateral were used to fund the purchase price. The land and buildings were recorded at fair value plus closing costs, approximately $37.2 million and the accrued rent of $11.3 million was paid. In December 2003, based on management’s evaluation and on an appraisal of the land and building performed by an outside appraisal company, the land and buildings were written down to $30.9 million. As a result of the purchase, depreciation expense increased by approximately $0.9 million per year and rent expense and interest income decreased by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates, effective the second quarter of 2003.

In December 2004, the Company entered into an agreement to sell its San Jose campus to Integrated Device Technology (IDT) for $29.0 million and to continue to occupy certain portions of the buildings through June 30, 2005. The fair value of the land and buildings was measured as of December 31, 2004 based upon the sale price net of closing costs and a $4.1 million impairment charge was recorded. The assets included in this agreement were classified as Assets Held for Sale as of December 31, 2004 at their fair market value of $28.3 million. The sale closed on January 5, 2005. There are no rental payments on the leaseback of the San Jose campus from January 5, 2005 to June 30, 2005. The fair value of base rent and common area charges for the term of the lease agreement is estimated to be approximately $0.5 million and was recorded as a prepaid expense upon closing in January 2005. Electroglas has indemnified IDT for two years with respect to representations and warranties made by Electroglas related to this sale. The limit of Electroglas’ liability for breach of the representations and warranties was $3.5 million in the sale agreement, and a $0.5 million reserve was recorded in January 2005 for the net present value of the Company’s guarantee obligations under the indemnification provisions.

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

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 4.    Financial Instruments

Concentration of credit risk:    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt and equity instruments, and collateralized funds of United States and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells its systems to semiconductor manufacturers and contract test companies throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral such as letters of credit whenever deemed necessary. The write-off of uncollectible amounts has been within management’s expectations. Accounts receivable from customers in Asia were $4.4 million and $5.9 million at December 31, 2004 and 2003, respectively.

Fair value of financial instruments:    The Company estimated the fair value of financial instruments and concluded the amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate fair value due to their short maturities. Short term investments are reported at their estimated fair value based on quoted market prices. For the Company’s portfolio of minority equity investments, management believes that the carrying value of these investments approximates the fair value at December 31, 2004 and 2003. This estimate takes into account the impairment analyses performed and the impairment recorded during 2003. Realized gains and losses from the Company’s investments have been insignificant to date.

Investments:    The following is a summary of the Company’s short-term investments for the years ended:

	Available-for-Sale
In thousands	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2004
Money market securities	$9,864	$—	$—	$9,864
Market auction preferred notes	3,500	—	—	3,500
Coupon municipals	—	—	—	—
Bank guarantee deposits	255	—	—	255

Total available-for-sale	13,619	—	—	13,619
Less amounts classified as cash and cash equivalents	(9,864)	—	—	(9,864)

Total short-term investments	$3,755	$—	$—	$3,755

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Available-for-Sale
In thousands	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2003
Money market securities	$9,866	$—	$—	$9,866
Market auction preferred notes	5,575	—	10	5,565
Coupon municipals	200	—	—	200
Bank guarantee deposits	236	—	—	236

Total available-for-sale	15,877	—	10	15,867
Less amounts classified as cash and cash equivalents	(10,066)	—	—	(10,066)

Total short-term investments	$5,811	$—	$10	$5,801

As of December 31, 2004, the company’s available for sale investments will mature within one year.

Cash and cash equivalents as of December 31, 2004 and 2003 include $2.4 million and $3.9 million, respectively of repurchase agreements (repos) purchased as overnight investments. The repos were collateralized by U.S. Treasury securities and U.S. Government Agency securities with a market value of at least 102% of the face amount of the instruments. The rates on the repos are tied to the Fed Funds rate and institutional repurchase rates. Cash and cash equivalents as of December 31, 2003 include $6.0 million of master notes purchased as overnight investments. Master notes are credit arrangements with major corporate issuers of high grade commercial paper. The rates on the master notes are based on 30-day commercial paper.

Note 5.    Other Assets

The following is a summary of other assets by major category:

In thousands	2004	2003
Cash surrender value of company owned life insurance	$1,310	$1,130
Deferred financing costs, net	1,612	2,257
Other	255	3,584

	$3,177	$6,971

Note 6.    Goodwill and Other Intangible Assets, Net

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142). The Company performed its annual impairment test of goodwill for the year 2004 and 2003 and has concluded that no impairment exists. The Company performs impairment tests on an annual basis and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of its unamortized goodwill balance.

Amortization expense for other intangible assets was $1.1 million and $0.9 million for the years ended 2003 and 2002, respectively. Intangible assets were fully amortized at the end of 2003.

Note 7.    Investment in Cascade Microtech, Inc.

In the second quarter of 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (“Cascade”) for approximately $3.0 million, which represented less than a 10% equity

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest. In addition, the Company entered into an agreement to license certain technology from Cascade for approximately $2.0 million, and in 2001, an additional $0.4 million payment was made to extend the exclusivity of the license agreement. The cost was amortized to engineering expense and was fully amortized as of December 31, 2003. These amounts, net of accumulated amortization, were included in other assets. The Company’s Chairman and Chief Executive Officer is a director of Cascade. (See Note 19, Related Party Transactions).

On December 20, 2004, the Company sold its minority equity investment in Cascade Microtech, Inc. in connection with their Initial Public Offering. The Company received $6.6 million in net proceeds from the sale and recorded a $3.5 million gain in the fourth quarter of 2004.

Note 8.    Accrued Liabilities

The following is a summary of accrued liabilities by major category:

In thousands	2004	2003
Accrued compensation and related liabilities	$2,535	$2,739
Warranty reserves	2,239	2,842
Accured audit and compliance fees	899	821
Restructuring charges	751	719
Taxes other than on income	659	1,004
Other	1,709	965

	$8,792	$9,090

Note 9.    Warranty Reserves and Guarantees

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Revenue	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Year ended 2004	$2,842	$2,870	$(3,549)	$76	$2,239
Year ended 2003	$2,474	$2,254	$(3,059)	$1,173	$2,842

The Company recorded a $0.9 million reduction to its warranty reserve in 2004 related to its inspection product line. In addition, the Company recorded charges on existing warranties of $0.8 million for specific warranty programs. In 2003, the Company recorded approximately $1.4 million additional warranty reserves related to the sale of its inspection product line. Each of these changes to existing warranty reserves are included in cost of sales.

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party’s intellectual property rights. Further, the Company also provides guarantee instruments to certain third parties as required for certain transactions. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in our consolidated financial statements, except in connection with indemnification provisions related to the sales of product lines (See Note 3). In January 2005, the Company recorded a liability for indemnification provisions related to the sale of its San Jose campus (see Note 2). Except

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with respect to obligations recorded, the Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Note 10.    Restructuring Charges

Singapore relocation and U.S. workforce reduction:    In January 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of its manufacturing operations to Singapore. As a result of the continued semiconductor equipment downturn and to better align the Company’s cost structure with the market demand for their products, the Company announced further workforce reductions in October 2002. Overall, 228 employees were designated for termination and 196 employees were terminated. The Company recorded a restructuring charge of $3.1 million in 2002. During 2003, an additional 127 employees were designated for termination and 158 were terminated. In 2003, the Company recorded a restructuring charge of $3.7 million, primarily for severance packages. During 2004, one employee related to the 2003 plan was terminated. Under the 2004 restructuring plan 14 employees within our engineering, research and development operations were designated for termination and 13 employees were terminated. In 2004, the Company recorded a restructuring charge of $1.0 million, primarily for office space reductions and severance packages.

International office closures:    During September and October of 2002, the Company announced plans to close its sales office in Japan and other offices in Europe and Asia. During the fourth quarter of 2002, 38 employees were designated for termination and 28 were terminated. In 2002, the Company recorded a restructuring charge of $1.5 million for severance packages, legal and accounting fees related to the closures, and asset write-downs. In 2003, nine employees designated to be terminated in 2002 were removed from the termination list, primarily due to the sale of certain product lines. Further, the Company recorded an additional restructuring charge of $0.2 million in 2003, primarily due to additional costs for office closures.

Details of the 2004 Plan restructuring charges, which are included in accrued liabilities and are anticipated to be substantially paid in 2005, are as follows:

	2004
In thousands	Severance	Other Costs	Total
Beginning balance	$—	$—	$—
Restructuring charges	235	778	1,013
Write-downs	—	—	—
Cash payments	(216)	(71)	(287)

Ending balance	$19	$707	$726

Details of the 2003 Plan restructuring charges are as follows:

	2004			2003
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$479	$115	$594	$—	$—	$—
Restructuring charges	—	—	—	3,034	1,144	4,178
Write-downs	—	(47)	(47)	—	(592)	(592)
Cash payments	(479)	(68)	(547)	(2,555)	(437)	(2,992)

Ending balance	$—	$—	$—	$479	$115	$594

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of the 2002 Plan restructuring charges are as follows:

	2004			2003
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$—	$125	$125	$647	$640	$1,287
Restructuring charges	—	(34)	(34)	(2)	(267)	(269)
Write-downs	—	(13)	(13)	—	—	—
Cash payments	—	(53)	(53)	(645)	(248)	(893)

Ending balance	$—	$25	$25	$—	$125	$125

Note 11.    Settlement of Long Term Liability

In the third quarter of 2004, the Company negotiated a new agreement with its former parent company (General Signal Corporation) that reduced the amounts payable under the Company’s tax benefit sharing agreement. Under the terms of this new agreement, the Company will make payments totaling $1.3 million over seven quarters beginning in Q4 2004. This settlement resulted in an $8.3 million gain, or $0.38 per share, for 2004. As of December 31, 2004, $0.9 million in future payments remained under this agreement.

Note 12.    Convertible Subordinated Notes and Warrants

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable semi-annually on the fifteenth of June and December. Annual interest payments are $1.9 million, and will result in a charge to interest expense until the end of the term of the notes. The convertible notes initially enabled the holders to convert principal amounts owed under the notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The notes contain a beneficial conversion feature, which was triggered on February 21, 2003. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares will be issuable upon conversion of the notes. This adjustment to the conversion price resulted in a $1.0 million non-cash charge to interest expense in the Company’s operating results for the first quarter of fiscal 2003.

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

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Line of Credit

In July 2004, the Company established a revolving line of credit agreement with Comerica Bank under which the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company’s assets and requires that the Company maintain certain minimum financial covenants. As of December 31, 2004, no amounts were outstanding under this line of credit. The Company currently maintains cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent we borrow against the revolving line of credit.

Note 14.    Commitments and Contingencies

The Company leases certain facilities and equipment under non-cancelable operating leases, including a three-year operating lease for its 39,000 square foot manufacturing facility in Singapore. This lease agreement was renewed at the same rate in December 2004 with a two year renewal option. As of December 31, 2004, the minimum annual rental commitments are as follows (in thousands) for the years 2005 through 2008 and thereafter: $1,159, $989, $535, $63, and $65, respectively. Rent expense was approximately $1.1 million, $2.2 million and $4.1 million for the years 2004, 2003 and 2002 respectively.

As of December 31, 2004, outstanding purchase commitments are $5.6 million of which $5.5 million are inventory purchase commitments; and $0.1 million are other purchase orders. Of these outstanding purchase commitments, $2.8 million are non-cancelable.

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to the best of our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. However, we have received notice from some of the customers receiving letters from Lemelson that, in the event it is determined that the customers’ actions infringe the Lemelson patents, the customers may seek reimbursement from us for some damages or expenses resulting from the infringement. We have in turn notified our suppliers that we may seek reimbursement from them for any resultant costs and fees we incur as a consequence of our customers being held liable for infringement of the Lemelson patents. In addition, some of our suppliers were notified that their equipment may infringe certain Lemelson patents. These suppliers are currently engaged in litigation with Lemelson as regards fourteen of Lemelson’s patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. Lemelson has appealed this decision. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business.

Note 15.    Stockholders’ Equity

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

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Knights treasury shares:    In connection with the Knights acquisition in May 1997, 131,000 shares of common stock were placed into escrow subject to certain representations and warranties. In 1999, the Company reached a final settlement with Knights’ shareholders, in which 22,000 shares of the Company’s common stock at a cost of $0.5 million were returned to the Company and placed into Treasury. The remaining escrow shares were released to Knights’ shareholders.

Stock repurchase program:    In May 1998, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s stock beyond the initial program to reduce the dilution resulting from its employee stock option and stock purchase plans. The Company purchased 71,000 and 62,000 shares of common stock at costs of $1.0 million and $0.8 million in 1999 and 1998, respectively.

Stock option plans:    In May 2001, the Company adopted the 2001 Non-Officer Employee Stock Incentive Plan (2001 Plan) and reserved 1,300,000 shares for issuance. During 2001 and 2000, the Company’s stockholders approved amendments to the 1997 Stock Incentive Plan (1997 Plan) to increase the number of shares reserved for issuance by 700,000 and 1,000,000, respectively. In January 2003, the Company increased the number of shares reserved for issuance under the 2001 Plan by 1,000,000 shares. At December 31, 2004, the Company had 2,423,711 options available for grant under its 2001 Plan and 1997 Plan for grant issuance to eligible employees and to provide for certain automatic grants of stock options to non-employee directors. Options under these plans are granted at fair market value, expire ten years from the date of grant and generally vest in quarterly installments, commencing one year from the date of grant.

The following table summarizes stock option activity and related information for the years ended:

	2004		2003		2002
Share amounts in thousands	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding—beginning of year	3,160	$10.10	3,938	$16.21	3,748	$16.99
Granted	945	$5.23	1,679	$2.57	714	$12.44
Exercised	(168)	$1.49	(44)	$1.48	(39)	$12.37
Cancelled	(417)	$13.89	(2,413)	$15.00	(485)	$16.95

Outstanding—end of year	3,520	$8.75	3,160	$10.10	3,938	$16.21

	2004
Share amounts in thousands	Options Outstanding	Weighted Average Exercise Price	Number of Shares Available for Grant
Stock Plans approved by stockholders	2,282	$10.75	1,178
Stock Plans not approved by stockholders	1,238	$5.06	1,246

	3,520	$8.75	2,424

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding options at December 31, 2004 (share amounts in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 1.37–$ 2.83	357	4.74	$1.99	197	$1.84
$ 3.11–$ 3.15	903	7.16	$3.15	125	$3.15
$ 3.21–$ 4.92	363	4.71	$4.16	289	$4.22
$ 5.05–$ 5.73	31	8.98	$5.07	30	$5.06
$ 5.78–$ 5.78	516	2.13	$5.78	297	$5.78
$ 8.75–$14.25	479	3.07	$13.11	452	$13.31
$14.45–$25.72	786	3.81	$17.09	721	$17.18
$32.94–$34.75	85	5.32	$34.11	85	$34.11

	3,520			2,196

In addition, the Company issued 100,000 shares of restricted stock in April 1996 under the 1993 Long Term Stock Incentive Plan. The Company recorded a deferred compensation charge equal to the fair value of the restricted stock at the time of issuance of $1.4 million. The deferred compensation charge was fully amortized at December 31, 2000.

Employee stock purchase plan (ESPP):    On May 23, 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 2,000,000 shares. The Company’s 2002, 1998 and 1993 Employee Stock Purchase Plans provide that eligible employees may purchase stock at 85% of its fair value on specified dates through payroll deductions. At December 31, 2004, the Company had 1,725,787 shares reserved for future issuance under the 2002 Plan. The Company sold approximately 168,000, 166,000 and 117,000 shares to employees in 2004, 2003, and 2002, respectively.

Stock based compensation:    As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. The weighted average grant date fair value of stock options and employee stock purchase rights granted during 2004, 2003 and 2002 was $3.10 and $0.86, $1.87 and $0.83, and $6.67 and $4.44, respectively.

The fair value of options granted and employee purchase plan shares were estimated at the date of grant with the following weighted average assumptions:

	Stock Option Plans			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	88.6%	89.0%	75.0%	74.8%	130.0%	62.0%
Risk-free interest rate	3.5%	2.8%	1.4%	2.6%	1.0%	1.2%
Expected life (years)	3.0	3.5	3.5	0.5	0.5	0.5

Stock-based compensation cost for options granted to the Company’s Industry/Technology Advisory Board of $0.1 million was recorded in 2004. No stock-based employee compensation cost is reflected in the net losses

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the years ended 2003 and 2002, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

Incentive plans:    The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its employees who reside in the United States. The Board of Directors determines annually a formula to set aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. There was no charge to operations for these plans during 2004, 2003 and 2002.

Warrants:    In June 2002, the Company issued $35.5 million in convertible notes and related warrants. In connection with the issuance of the convertible notes the Company also issued warrants for the purchase of approximately 714,573 shares of common stock that are exercisable at a price of $15.440 per share, subject to adjustment upon certain events. At December 31, 2004 and 2003 the Company had 714,573 warrants exercisable and outstanding. The holders of the notes and warrants may convert the debt and exercise the warrants and the Company may force the conversion of all or a portion of the notes and warrants in certain circumstances.

Note 16.     Segment Information

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

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s geographic operations for the years ended:

In thousands	Sales to Unaffiliated Customers	Identifiable Long-Lived Assets
2004
United States	$44,514	$2,857
Asia	—	1,137
Europe	18,490	246

	$63,004	$4,240

2003
United States	$36,703	$38,889
Asia	—	2,337
Europe	8,264	169

	$44,967	$41,395

2002
United States	$47,136	$11,496
Asia	960	3,612
Europe	9,039	283

	$57,135	$15,391

Sales between geographic areas are at prices that the Company believes are at arm’s length and are eliminated in consolidated financial statements. International sales represented 63%, 65% and 48% of the Company’s net sales in 2004, 2003 and 2002, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations. Net sales by customer region were as follows:

	Years ended December 31,
In thousands	2004	2003	2002
North America	$23,088	$15,646	$30,789
Europe	18,396	10,751	11,358
Asia	21,520	18,570	14,988

	$63,004	$44,967	$57,135

Sales to customers in the United States, France and Singapore represented 37%, 15% and 13% of the Company’s net sales in 2004, respectively. Sales to customers in the United States, Taiwan, France, and Malaysia represented 33%, 14%, 12% and 12% of the Company’s net sales in 2003, respectively. Sales to customers in the United States and France represented 52% and 10% of the Company’s net sales in 2002.

The majority of the Company’s long-lived assets in Asia consist of fixed assets located at the Company’s Singapore manufacturing facility.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s net sales by product, although the Company manages its business as a single operating unit:

	Years ended December 31,
In thousands	2004	2003	2002
Prober systems	$42,755	$23,402	$27,144
Inspection products	—	2,991	5,030
Test floor management software products	1,399	46	654
DFM, Fab and CPM software products	326	4,002	7,759
Aftermarket sales	18,524	14,526	16,548

	$63,004	$44,967	$57,135

In 2004, Company A and Company B accounted for 29% and 13% of net sales. In 2003, Company A, Company C, and Company D accounted for 16%, 15%, and 13% of net sales. In 2002, Company A and Company E accounted for 13% and 11% of net sales.

Note 17.    Income Taxes

Significant components of the provision (benefit) for income taxes are as follows for the years ended December 31:

In thousands	2004	2003	2002
Federal:
Current	$—	$(1,252)	$(4,004)
Deferred	—	—	—

	—	(1,252)	(4,004)
State:
Current	—	(165)	60
Deferred	—	—	—

	—	(165)	60
Foreign:
Current	57	264	(197)
Deferred	—	—	—

	57	264	(197)

	$57	$(1,153)	$(4,141)

No tax benefits were realized from exercises of nonqualified stock options or disqualifying dispositions of stock acquired through incentive stock option or employee stock purchase plans during 2004, 2003 and 2002 that would reduce taxes currently payable and be credited to additional paid in capital if realized. Pre-tax income (loss) from foreign operations was $3.4 million, $1.8 million and $(2.2) million for 2004, 2003 and 2002, respectively.

In October of 2004, the American Jobs Protection Act was signed into law. Certain provisions of this Act allow multinational companies to repatriate cash related foreign earnings at a favorable rate if used to create or maintain jobs in the United States. At December 31, 2004, there are no plans in place to repatriate earnings from

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign subsidiaries as the only cash maintained in these entities is for working capital purposes. Upon repatriation of foreign earnings, residual United States taxes would be immaterial.

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows for the years ended December 31:

	2004		2003		2002
In thousands, except percentages	Amount	Percent	Amount	Percent	Amount	Percent
Tax computed at U.S. statutory rate	$(2,211)	(35.0)%	$(21,044)	(35.0)%	$(27,223)	(35.0)%
State income taxes (net of federal benefit)	—	—	(107)	(0.2)	39	—
Gain on warrant revaluation	—	—	—	—	(792)	(1.0)
Research and development credit	(350)	(5.5)	(700)	(1.2)	(900)	(1.1)
Foreign taxes	37	0.6	79	0.1	21	—
GSX release of liability	(3,310)	(52.4)	—	—	—	—
Unbenefitted losses	5,477	86.7	21,907	36.4	26,724	34.4
Changes in valuation allowance	350	5.5	824	1.4	(215)	(0.3)
Reversal of tax reserves	—	—	(1,252)	(2.1)	(2,729)	(3.5)
Other, net	64	1.0	(860)	(1.3)	934	1.2

(Benefit) provision for income taxes	$57	0.9%	$(1,153)	(1.9)%	$(4,141)	(5.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax accounts are as follows for the years ended:

In thousands	2004	2003
Deferred tax assets:
Intangible assets	$5,821	$8,722
Warranty reserves	769	533
Inventories	1,401	2,138
Depreciable assets	6,685	7,060
Deferred revenue	697	670
Net operating losses	74,576	65,490
Tax credit carryforwards	12,205	11,912
Other	3,243	1,864

Total deferred tax assets	105,397	98,389
Less: Valuation allowance	(105,397)	(98,389)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating losses and tax credit carryforwards. The Company has provided a valuation allowance equal to its total deferred tax assets of $105.4 million at December 31, 2004 due to uncertainties surrounding realization of its deferred tax assets. The valuation allowance increased by $7.0 million and $24.3 million in 2004 and 2003, respectively. At December 31, 2004, a valuation allowance of $0.3 million relates to cumulative stock option deductions that will be credited to additional paid in capital when recognized.

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, the Company had federal net operating losses attributable to the acquisition of Knights Technology, Inc. in the amount of $1.0 million. Additionally, the Company had net operating losses and federal research and development tax credits arising from the acquisition of Statware, Inc. in the amounts of $0.2 million and $0.1 million, respectively. The utilization of these acquired net operating losses and tax credit carryforwards is significantly limited due to change of ownership rules and will expire in varying amounts between 2005 and 2020 if not utilized. Federal net operating loss carryforwards at December 31, 2004, not related to acquisitions, in the amount of $207.3 million will expire in varying amounts between 2021 and 2024 if not utilized. Federal research and development credit carryforwards of $7.3 million will expire in varying amounts between 2010 and 2024 if not utilized. For state tax purposes, as of December 31, 2004, the Company had net operating loss, research and development tax credit, and manufacturing investment credit carryforwards of approximately $82.5 million, $7.3 million and $0.2 million, respectively. If unutilized, the state net operating loss carryforwards will expire in varying amounts between 2013 and 2014, while California research and development credit carryforwards have no expiration date and the California manufacturing investment tax credit will expire in varying amounts between 2009 and 2011.

Note 18.    Economic Development Board Grants

The Company maintains manufacturing operations in Singapore and is eligible to receive employment-related grants from the Economic Development Board of Singapore (EDB). As these grants are the result of ongoing negotiations rather than fixed and determinable at year-end, it is the Company’s policy to record grant income when received. As of December 31, 2004, an application was pending EDB approval in the amount of $0.2 million, which will be recognized when received. In 2004, the Company received and recorded $0.1 million in similar grants approved in 2003.

The pending grant application is subject to the following conditions:

•	The Company shall implement the development project as indicated in the Company’s application and subsequent revisions;

•	The development project shall meet the project milestones and deliverables;

•	The Company shall carry out the entire development project in Singapore unless otherwise stated;

•	The Company shall manufacture in Singapore the products developed by the R&D team within six months of the completion of the R&D respective to each product. The Company shall keep such manufacturing solely in Singapore for at least three years or the lifetime of the product, whichever is shorter, following the completion of the development project; and

•	The Company must increase its paid-up capital to the recommended grant amount of $0.2 million before the end of the qualifying period.

Note 19.    Related Party Transactions

Cascade Microtech, Inc.:    The Company purchased inventory from Cascade of $0.1 million and $0.1 million and sold prober and software products to Cascade of $0.4 million and $0.7 million in 2003 and 2002, respectively. As of December 31, 2004 and 2003, there were no balances in accounts payable and accounts receivable with Cascade. The Company’s Chairman and Chief Executive Officer is a director of Cascade. The Company sold its minority equity investment in Cascade in December 2004. (See Note 7, Investment in Cascade Microtech, Inc.)

National Semiconductor:    The Company sold prober and software products to National Semiconductor of $4.4 million, $6.5 million and $3.6 million in 2004, 2003, and 2002, respectively. As of December 31, 2004 and

ELECTROGLAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003, there were $0.7 million and $2.6 million in accounts receivable, respectively. One of the Company’s Directors is a director of National Semiconductor.

Sales terms and pricing for related parties are consistent with those offered by the Company to other customers.

Note 20.    Subsequent Events

On January 5, 2005, the Company closed the sale of its San Jose campus to Integrated Device Technology for $29.0 million. The net proceeds of the sale were approximately equal to the net book value of the assets held for sale, since those assets were written down to their fair value in December 2004. The fair value of base rent and common area charges for the term of the lease agreement of $0.5 million was recorded as a prepaid expense upon closing and will be amortized over the term of the lease. Electroglas has indemnified IDT for two years with respect to representations and warranties made by Electroglas related to this sale. The limit of Electroglas’ liability for breach of the representations and warranties is $3.5 million. A $0.5 million reserve was recorded upon closing for the net present value of the Company’s guarantee obligations under the indemnification provisions. No gain or loss was recorded on this sale.

On February 7, 2005, the Company entered into an agreement with 5729 Fontanoso Way, LLC to lease facilities for its corporate headquarters commencing May 1, 2005 for 60 months. The Company has an option to extend this lease agreement for an additional five year period. Future minimum lease payments under this agreement are nil, $0.1 million, $0.9 million, $1.0 million, and $1.0 million for 2005, 2006, 2007, 2008, and 2009, respectively.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Electroglas, Inc.

We have audited the accompanying consolidated balance sheets of Electroglas, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electroglas, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electroglas, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 3, 2005

REPORT OF ERNST & YOUNG, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Electroglas, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A, that Electroglas, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Electroglas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Electroglas, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Electroglas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electroglas, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Electroglas, Inc. and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 3, 2005

ELECTROGLAS, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

In thousands	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
Allowance for doubtful accounts (b) (deducted from accounts receivable):
Year ended 2004	$808	$57	$381	$485
Year ended 2003	$428	$495	$115	$808
Year ended 2002	$423	$208	$203	$428

(a)	Includes write-offs and reversals.
(b)	Excludes sales returns and allowances reserve of $54,000 and $195,000 in 2004 and 2003, respectively.

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

Management’s Report on Internal Control over Financial Reporting

Electroglas’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item, including the independence of the audit committee and the audit committee’s financial expert, is included under the heading “Election of Director” and “Other Matters” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this item is included under the heading “Executive Compensation and Other Information” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is included under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is included under the heading “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, and is incorporated herein by reference.

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

(3)    Exhibits—See Index to Exhibits on page 65.

(b)    Reports on Form 8-K—

December 17, 2004—On December 16, 2004 the Company entered into an agreement for the sale of the Company’s headquarters located in San Jose, California.

December 20, 2004—On December 20, 2004, the Company announced the appointment of a new director.

January 5, 2005—On January 5, 2005, the Company issued a press release revising fourth quarter 2004 revenue expectations.

January 6, 2005—On January 5, 2005, the Company completed the sale of the Company’s headquarters in San Jose, California.

January 21, 2005—On January 18, 2005, the Compensation Committee of the Board of Directors of the Company approved a compensation agreement with Keith L. Barnes, the Chief Executive Office and Chairman of the Board of Directors.

January 27, 2005—On January 27, 2005, the Company issued a press release announcing the financial results for its fourth fiscal quarter ended December 31, 2004.

February 9, 2005—On February 9, 2005, the Company announced the signing of a five-year operating lease agreement for its new Corporate headquarters commencing May 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROGLAS, INC.

By:	/s/ KEITH L. BARNES
Keith L. Barnes Chairman and Chief Executive Officer

Date: March 14, 2005

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

Signature	Title	Date

/s/ KEITH L. BARNES Keith L. Barnes	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ THOMAS E. BRUNTON Thomas E. Brunton	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 14, 2005

/s/ ROBERT J. FRANKENBERG Robert J. Frankenberg	Director	March 14, 2005

/s/ MEL FRIEDMAN Mel Friedman	Director	March 14, 2005

/s/ C. SCOTT GIBSON C. Scott Gibson	Director	March 14, 2005

/s/ JOHN OSBORNE John Osborne	Director	March 14, 2005

/s/ THOMAS M. ROHRS Thomas M. Rohrs	Director	March 14, 2005

/s/ EDWARD M. SALIBA Edward M. Saliba	Director	March 14, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibits
3.1	Certificate of Incorporation of Electroglas, Inc., as amended.(1)
3.2	By-laws of Electroglas, Inc., as amended.(2)
3.3	Certificate of Designation for Electroglas, Inc.(2)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate of Electroglas, Inc., a Delaware corporation.(1)
10.1*	Electroglas, Inc. 1993 Long-Term Incentive Plan.(3)
10.2*	Change of Control Agreement between Electroglas, Inc. and Armand J. Stegall dated as of June 9, 1995.(4)
10.3*	Electroglas, Inc. Restricted Stock Bonus Agreement Between Electroglas, Inc. and Curtis S. Wozniak.(5)
10.4*	Change of Control Agreement between Electroglas, Inc. and Curtis S. Wozniak dated as of April 4, 1996.(5)
10.5*	Electroglas Officers’ Retirement Medical and Dental Coverage Policy.(6)
10.7	Rights Agreement between Electroglas, Inc., and BankBoston, N.A., as rights agent dated as of November 18, 1997.(7)
10.8*	Electroglas, Inc. 1997 Stock Incentive Plan.(8)
10.9*	Form of Change of Control Agreement between the Company and each of Timothy J. Boyle, Wayne E. Woodard, Thomas E. Brunton, Richard J. Casler as of June 9, 1995, April 5, 1999, December 22, 2000, and March 15, 2004, respectively.(9)
10.11*	Electroglas, Inc. 1998 Employee Stock Purchase Plan.(10)
10.12*	Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan.(11)
10.13*	Executive Employment Agreement between Electroglas, Inc. and Keith Barnes dated October 22, 2003. (12)
10.14*	Electroglas, Inc. Stock Option Award Agreement between Electroglas, Inc. and Keith Barnes dated October 28, 2003. (13)
10.15*	Resignation letter from Curt Wozniak to Electroglas, Inc. dated October 28, 2003. (14)
10.16	Lease agreement between 5729 Fontanoso Way, LLC and Electroglas, Inc. dated February 7, 2005.
12.1	Statement of Computation of Ratios.
21.1	List of subsidiaries of registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Keith L. Barnes, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Keith L. Barnes, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.
(2)	Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(3)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-74860), which became effective on February 23, 1994.
(4)	Incorporated by reference to the identically numbered exhibit of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1996.
(5)	Incorporated by reference to the identically numbered exhibit of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.
(6)	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 31, 1996.
(7)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G (Commission File No. 0-21626), filed with the Securities and Exchange Commission on November 19, 1997.
(8)	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(9)	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(10)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.
(11)	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2002.
(12)	Incorporated by reference to Exhibit 10.13 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated by reference to Exhibit 10.14 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(14)	Incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
*	Management contracts, or Company compensatory plans or arrangements.