Form 10-Q
period 2005-03-31
ELECTROGLAS INC
filed 2005-05-04
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 29, 2005, 21,801,000 shares of the Registrant’s common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as Treasury Stock).

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

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;

•	Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;

•	Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;

•	Our anticipation that our future cash from operations, available cash and cash equivalents at March 31, 2005, and proceeds from additional borrowings should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs;

•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results which could adversely affect our stock price;

•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;

•	Our anticipation that outstanding restructuring charges as of March 31, 2005 will be substantially paid in 2005;

•	Our belief that our products do not infringe the Lemelson patents;

•	The anticipated performance of our new EG6000 product;

•	Our expectation that external financing vehicles will continue to be available to us;

•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;

•	Our belief that continued, rapid development of new products and enhancements to existing products are necessary to maintain our competitive positions;

•	Our expectation that engineering, research and development expenses will decrease in absolute dollars and as a percentage of net sales in 2005 from 2004 levels; and

•	Results of our efforts to control and align our costs and revenue to break-even and then to profitable levels of operation, develop successful products and services to meet market windows in our target markets, prepare for increases in market demand while maintaining expense controls and limiting increases in our cost structure and expand our sales and services in Asia, and certain areas in the United States and Europe.

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

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended March 31,
	2005	2004
Sales	$7,653	$13,610
Sales to related parties	85	2,438

Net sales	7,738	16,048
Cost of sales	7,006	9,413

Gross profit	732	6,635
Operating expenses:
Engineering, research and development	3,391	4,011
Sales, general and administrative	4,267	4,459

Total operating expenses	7,658	8,470

Operating loss	(6,926)	(1,835)
Interest income	308	78
Interest expense	(628)	(586)
Other income (expense), net	(218)	(116)

Loss before income taxes	(7,464)	(2,459)
Provision for income taxes	4	44

Net loss	$(7,468)	$(2,503)

Basic and diluted net loss per share	$(0.34)	$(0.12)

Shares used in basic and diluted calculations	21,754	21,466

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$33,734	$27,941
Short-term investments	19,183	3,755
Accounts receivable, net of allowances of $666 and $ 539	6,371	8,700
Accounts receivable from related party	85	702
Inventories	15,500	15,161
Assets held for sale	—	28,305
Prepaid expenses and other current assets	2,618	2,099

Total current assets	77,491	86,663
Long-term investments	1,389	—
Property, plant and equipment, net	4,817	4,240
Goodwill	2,099	2,099
Other assets	2,948	3,177

Total assets	$88,744	$96,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,928	$6,172
Accrued liabilities	9,254	8,792
Deferred revenue	1,561	1,894

Total current liabilities	17,743	16,858
Convertible subordinated notes	33,287	34,123
Other non-current liabilities	420	536

Total liabilities	51,450	51,517
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,955 and 21,875 shares issued and outstanding	219	218
Additional paid-in capital	159,699	159,586
Accumulated deficit	(120,314)	(112,846)
Accumulated other comprehensive loss	(14)	—
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	37,294	44,662

Total liabilities and stockholders’ equity	$88,744	$96,179

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2004.

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(7,468)	$(2,503)
Charges to net loss not affecting cash	1,532	2,224
Changes in operating assets and liabilities	2,183	(1,506)

	(3,753)	(1,785)
Cash flows from investing activities
Capital expenditures	(1,168)	(110)
Proceeds from sales of property and equipment	28,350	—
Purchases of investments	(20,224)	(5,412)
Maturities of investments	3,400	4,716
Other	—	236

	10,358	(570)
Cash flows from financing activities
Sales of common stock	114	75
Repurchase of convertible note	(940)	—
Interest payment on convertible note	(15)	—

	(841)	75
Effect of exchange rate changes on cash	29	(41)

Net increase (decrease) in cash and cash equivalents	5,793	(2,321)
Cash and cash equivalents at beginning of period	27,941	26,081

Cash and cash equivalents at end of period	$33,734	$23,760

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The Company’s fiscal year end is December 31. The Company’s fiscal quarters end on the Saturday nearest the end of the calendar quarters. For convenience, the Company has indicated that its quarters end on March 31, June 30 and September 30.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

INVESTMENTS

The following is a summary of the Company’s investments for the periods ended:

	Available-for-Sale
In thousands	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2005
Money market securities	$19,321	$—	$—	$19,321
Market auction preferred notes	9,300	—	—	9,300
Government securities	996	—	—	996
Corporate securities	3,411	—	9	3,402
Agency discount notes	6,627	—	5	6,622
Bank guarantee deposits	252	—	—	252

Total available-for-sale	39,907	—	14	39,893
Less amounts classified as cash equivalents	(19,321)	—	—	(19,321)
Less amounts classified as long-term investments	(1,392)	—	(3)	(1,389)

Total short-term investments	$19,194	$—	$11	$19,183

As of March 31, 2005, $38.5 million of the company’s available for sale investments will mature within one year and $1.4 million will mature within two years.

In thousands	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Money market securities	$9,864	$—	$—	$9,864
Market auction preferred notes	3,500	—	—	3,500
Bank guarantee deposits	255	—	—	255

Total available-for-sale	13,619	—	—	13,619
Less amounts classified as cash and cash equivalents	(9,864)	—	—	(9,864)

Total short-term investments	$3,755	$—	$—	$3,755

Cash and cash equivalents as of March 31, 2005 and December 31, 2004 include $2.0 million and $2.4 million, respectively of repurchase agreements (repos) purchased as overnight investments. The repos were collateralized by U.S. Treasury securities and U.S. Government Agency securities with a market value of at least 102% of the face amount of the instruments. The rates on the repos are tied to the Fed Funds rate and institutional repurchase rates.

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

In thousands	March 31, 2005	December 31, 2004
Raw materials	$8,255	$8,456
Work in process	5,723	5,532
Finished goods	1,522	1,173

	$15,500	$15,161

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

	Option Plans		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2005	2004	2005	2004
Expected dividend yield	—	—	—	—
Expected stock price volatility	97.7%	88.9%	77.9%	91.7%
Risk-free interest rate	3.9%	2.4%	3.2%	1.0%
Expected life (years)	2.5	3.3	0.5	0.5

No stock-based employee compensation cost is reflected in net loss for the three months ended March 31, 2005 and 2004 as all options granted, during the relevant periods, under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock-based compensation cost for options granted to the Company’s Industry/Technology Advisory Board of $0.1 million is reflected in the net loss for the three months ended March 31, 2004. For pro forma disclosures, the estimated fair value of the employee options is amortized ratably over the vesting period, from eighteen months to four years, and the estimated fair value of the stock purchases under the Employee Stock Purchase Plan is amortized ratably over the six-month purchase period.

The following table illustrates the effect on net loss and net loss per share if the Company had accounted for its stock option plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three months ended March 31,
In thousands, except per share data	2005	2004
Net loss - as reported	$(7,468)	$(2,503)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(593)	(1,380)

Pro forma net loss	$(8,061)	$(3,883)

Net loss per share:
Basic and diluted - as reported	$(0.34)	$(0.12)

Basic and diluted - pro forma	$(0.37)	$(0.18)

In July 2003 the Company initiated an Option Exchange Program to decrease the potentially dilutive effect of the large number of options held by employees that had exercise prices substantially above the current market price of the Company’s common stock. During the third quarter of 2003, 727,475 shares were surrendered and cancelled pursuant to the Option Exchange Program. On February 17, 2004, 263,840 shares were granted under the Option Exchange Program at a price of $5.78, the closing market price of that day, with a vesting period of eighteen months and an option life of three years.

SALE OF SAN JOSE, CALIFORNIA CAMPUS

On January 5, 2005, the Company sold its San Jose campus to Integrated Device Technology (IDT) (“sales agreement”) for $28.3 million cash, net of closing costs, with a leaseback of portions of the campus by the Company through June 30, 2005. These assets were classified as Assets Held for Sale as of December 31,

2004 at a fair market value of $28.3 million, and we recorded a $4.1 million impairment charge during the fourth quarter.

Under the leaseback portion of the sales agreement, there are no rental payments from January 5, 2005 to June 30, 2005. The fair value of base rent and common area charges of $0.5 million was recorded as a prepaid expense in January 2005 and is being amortized over the term of the leaseback.

NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the periods. The following shares were excluded from the net loss per share calculations because the Company was in a net loss position and the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
In thousands	2005	2004
Stock options (weighted average shares)	3,364	3,401
Shares held in escrow in connection with acquisition	26	26

	3,390	3,427

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable each year on the fifteenth of June and December. Annual interest payments are $1.9 million, and are charged to interest expense. In March 2005, the Company repurchased $1.0 million of the convertible notes with a $0.92 million net book value for $0.94 million of cash The remaining convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of 3,367,003 shares of common stock at a conversion price of $10.2465 per share.

In connection with the issuance of the convertible notes, the Company also issued warrants for the purchase of 714,573 shares of common stock that are exercisable at a price of $15.444 per share. The original value of the warrants was determined to be $2.6 million and is being accreted to interest expense over the term of the notes using the effective interest rate method. If the price of the Company’s common stock exceeds the conversion price of the notes and the exercise price of the warrants, holders of the notes and warrants may convert the debt and exercise the warrants. The Company may force the conversion of all or a portion of the notes and warrants in certain circumstances.

WARRANTY RESERVES AND GUARANTEES

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Revenue	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Three months ended March 31, 2005	$2,239	$391	$(719)	$78	$1,989
Three months ended March 31, 2004	$2,842	$709	$(330)	$(930)	$2,291

The Company recorded additional charges on existing warranties of $0.1 million for specific warranty programs for the quarter ended March 31, 2005. The Company recorded a $0.9 million reduction to its warranty reserve in the three months ended March 31, 2004 related to product lines sold in 2003, which is included in cost of sales.

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party’s intellectual property rights.

Further, the Company also provides guarantee instruments to certain third parties as required for certain transactions. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in our consolidated financial statements, except as follows: in the sales agreement for the San Jose campus, the Company has indemnified IDT for two years with respect to representations and warranties. The limit of Electroglas’ liability for breach of the representations and warranties is $3.5 million, and a $0.5 million reserve was recorded in January 2005 for the net present value of the Company’s guarantee obligations under the indemnification provisions. Except with respect to obligations recorded, the Company does not believe based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under these arrangements.

COMPREHENSIVE LOSS

Comprehensive loss includes net loss as well as additional other comprehensive loss items such as unrealized gains (losses) on investments. The following schedule summarizes the activity in comprehensive loss, net of related taxes:

	Three months ended March 31,
In thousands	2005	2004
Net loss	$(7,468)	$(2,503)
Unrealized gains (losses) on investments, net	(14)	(5)

Comprehensive loss	$(7,482)	$(2,508)

At March 31, 2005 accumulated other comprehensive loss included in the Company’s balance sheet was comprised entirely of net unrealized losses on investments.

SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company has one reportable segment.

The following is a summary of the Company’s net sales to unaffiliated customers by geographic regions:

	Three months ended March 31,
In thousands	2005	2004
North America	$2,245	$5,220
Asia	2,608	5,893
Europe	2,885	4,935

	$7,738	$16,048

Sales to customers in United States, France, and Singapore represented 29%, 23% and 15% of the Company’s net sales in the first quarter of 2005, respectively. Sales to customers in United States, France, and Malaysia represented 32%, 18% and 13% of the Company’s net sales in the first quarter of 2004, respectively.

The following is a summary of the Company’s identifiable long-lived assets by geographic regions as of:

In thousands	March 31, 2005	December 31, 2004
United States	$3,690	$2,857
Asia	859	1,137
Europe	268	246

	$4,817	$4,240

The following table presents summary information of the Company’s net sales by product, although the Company manages its business as a single operating unit:

	Three months ended March 31,
In thousands	2005	2004
Prober systems	$5,620	$12,437
Test floor management software products	328	359
CPM software products	42	102
Aftermarket prober products and services	1,748	3,150

	$7,738	$16,048

In the first quarter of 2005, Company A accounted for 42% of net sales. In the first quarter of 2004, Company A, Company B, and Company C accounted for 22%, 15%, and 14% of net sales, respectively.

RESTRUCTURING CHARGES

Singapore relocation and U.S. workforce reduction: In 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of its manufacturing operations to Singapore and to better align the Company’s cost structure with the market demand for its products in response to the continued semiconductor equipment downturn. During 2003, the Company announced additional restructuring plans to its U.S. workforce. All employees designated to be terminated under the 2002 and 2003 Plans were terminated as of December 31, 2003, except for one employee related to the 2003 Plan who was terminated in the first quarter of 2004. Under the 2004 restructuring plan, 14 employees within our engineering, research and development operations were designated for termination in the second half of 2004 and 13 were terminated. In the second half of 2004, the Company recorded a restructuring charge of $1.0 million, primarily for office space reductions and severance packages. In the first quarter of 2005, one employee was terminated under the 2004 restructuring plan. All payments related to US workforce reductions were paid as of March 31, 2005. Remaining restructuring reserves relate to office space reductions.

International office closures: During 2002, the Company announced plans to close its sales office in Japan and other offices in Europe and Asia. All employees designated under the 2002 Plan were terminated as of December 31, 2003. In 2002, the Company recorded a restructuring charge for severance costs, legal and accounting fees related to the closures, and asset write-downs. The Company recorded an additional restructuring charge in 2003, primarily due to additional costs for office closures.

The details of the 2004 Plan restructuring charges, which are included in accrued liabilities and are anticipated to be substantially paid in 2005, are as follows:

	Three months ended March 31, 2005			Three months ended March 31, 2004
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$19	$707	$726	$—	$—	$—
Cash payments	(19)	(59)	(78)	—	—	—

Ending balance	$—	$648	$648	$—	$—	$—

Details of the 2003 Plan restructuring are as follows:

	Three months ended March 31, 2005			Three months ended March 31, 2004
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$—	$—	$—	$479	$115	$594
Write-downs	—	—	—	—	(37)	(37)
Cash payments	—	—	—	(220)	(47)	(267)

Ending balance	$—	$—	$—	$259	$31	$290

Details of the 2002 Plan restructuring charges are as follows:

	Three months ended March 31, 2005			Three months ended March 31, 2004
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$—	$25	$25	$—	$125	$125
Write-downs	—	(6)	(6)	—	(13)	(13)
Cash payments	—	(7)	(7)	—	(25)	(25)

Ending balance	$—	$12	$12	$—	$87	$87

RELATED PARTY TRANSACTIONS

National Semiconductor: The Company sold prober and software products to National Semiconductor of $0.1 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and 2004, there were $0.1 million and $3.7 million in accounts receivable due from National Semiconductor, respectively. One of the Company’s Directors is a director of National Semiconductor.

LINE OF CREDIT

In the third quarter of 2004, the Company established a revolving line of credit with Comerica Bank under which the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company’s assets and requires that the Company maintain certain financial covenants. As of March 31, 2005, no amounts were outstanding under this line of credit, and a letter of credit in the amount of $0.3 million was secured by the line of credit. The Company currently maintains cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent we borrow against this credit line.

COMMITMENTS AND CONTINGENCIES

As of March 31, 2005, outstanding purchase commitments were $5.0 million, consisting primarily of $4.7 million of inventory purchase commitments. Of the total outstanding purchase commitments, $2.6 million were non-cancelable.

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

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. However, we have received notice from some of the customers receiving letters from Lemelson that, in the event it is determined that the customers’ actions infringe the Lemelson patents, the customers may seek reimbursement from us for some damages or expenses resulting from the infringement. We have in turn notified our suppliers that we may seek reimbursement from them for any resultant costs and fees we incur as a consequence of our customers being held liable for infringement of the Lemelson patents. In addition, some of our suppliers were notified that their equipment may infringe certain Lemelson patents. These suppliers are currently engaged in litigation with Lemelson in regards to fourteen of Lemelson’s patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. Lemelson has announced that it will appeal this decision. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123 (R )), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. This Statement is effective for the Company at the beginning of the first annual period beginning after December 15, 2005. Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Company plans to adopt SFAS 123(R) the first quarter of 2006. While the effect of the adoption is not anticipated to have a material impact on its financial position or cash flows, it is expected to have a material impact on the Company’s results of operations. The Company expects the adoption of SFAS No. 123R will have an effect on its results of operations similar to the amounts reported historically in the Company's notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs an amendment of ARB 43, Chapter 4 (SFAS 151), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for fiscal years beginning after this Statement is issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company plans to adopt SFAS 151 in fiscal 2006, and the effect of the adoption is not anticipated to have a material impact on its financial position, results of operations or cash flows.

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

Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to quality test semi-conductor wafers and to improve their productivity and control their processes, optimizing manufacturing efficiency. Electroglas’ installed base is one of the largest in the industry, having sold over 15,000 wafer probers.

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

We are also involved in the development, manufacture, marketing, and servicing of test handlers as part of our strategy to be a comprehensive semiconductor test solutions provider. Built upon our proven prober technology, the test handlers expand available markets by providing solutions to the final test segment for today's latest packaging technologies and test processes. This includes Wafer Level Packages (WLP), Known-Good Die (KGD), Microelectromechanical Systems (MEMS), and ultra-thin and/or diced wafers. It also includes many packaged tested strip formats, whether panel or leadframe such as Chip Scale Packages (CSP) or Ball Grid Arrays (BGA) as well as traditional Small Outline Integrated Circuits (SOIC).

Starting in 2003, we set our focus on our core competency in wafer probing, delivering advanced wafer probers and extending our wafer probing technologies to drive equipment and process efficiencies throughout the back-end of the semiconductor manufacturing process. This included the sale of Fab Solutions software product lines and our Optical Inspection product line. Our renewed focus allowed us to spend more time developing and delivering innovative products to help our customers overcome their most critical semiconductor test challenges. In 2004, we introduced a new extended performance 200mm wafer prober, the 4090µ+. In January 2005, we introduced a new flagship 300mm prober, the EG6000, that represents a major advancement in prober design and automation and is focused on providing substantially better performance than currently available competitor’s products.

Our customers include both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. In addition, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share. The initial product, 5/300, served the small market for 300mm parametric and process development applications, but did not adequately meet customers’ requirements for high volume production test, which is the large majority of the 300mm prober market. The recently introduced new 300mm prober, the EG6000, was developed to serve this much larger production test market. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust up or down our expense structure during these hard to predict cyclical semiconductor equipment demand cycles.

In view of the prolonged downturn in the semiconductor industry and the resulting market pressures together with the recent slowing trend in the market recovery we are focusing our efforts in the following areas:

•	Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flows;

•	Developing successful products and services to meet market windows in our target markets;

•	Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases to our cost structure; and

•	Expanding our sales, applications, and service capabilities in Asia and certain areas in the United States and Europe.

There can be no assurances that these efforts will be successful. In order to become profitable, the market for our products must improve.

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

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	90.5	58.7
Gross profit	9.5	41.3
Operating expenses:
Engineering, research and development	43.8	25.0
Sales, general and administrative	55.2	27.8
Total operating expenses	99.0	52.8

Operating loss	(89.5)	(11.5)
Interest income	4.0	0.5
Interest expense	(8.1)	(3.6)
Other income (expense), net	(2.8)	(0.7)
Loss before income taxes	(96.4)	(15.3)
Provision for income taxes	0.1	0.3

Net loss	(96.5)%	(15.6)%

Net Sales

Net sales are comprised of prober systems, software, and aftermarket prober products and services, consisting primarily of services, spare parts, upgrades and training. Service revenue was less than 10% of our net sales in the first quarters of 2005 and 2004. Net sales of our products are as follows:

	Three months ended March 31,
In thousands	2005	2004
Prober systems	$5,620	$12,437
Test floor management software products	328	359
CPM software products	42	102
Aftermarket prober products and services	1,748	3,150

	$7,738	$16,048

Net sales for the three month period ended March 31, 2005 were $7.7 million, a 52% decrease from net sales of $16.0 million in the comparable prior year period. The quarter over quarter decrease was primarily due to 55% lower system sales, largely in our 200mm prober product lines, as customers delayed orders in the first quarter of 2005 and Electroglas was in a major product transition as customers began evaluations of our new 200mm and 300mm products. This was partially offset by 37% higher average selling prices period over period. Recent announcements in the semiconductor test markets indicate a slowing trend affecting our customers’ capital purchases. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate on a quarterly basis.

International sales, as a percentage of net sales, for the three month period ended March 31, 2005 was 71%, as compared to 68% for the same period in 2004. North American sales decreased by 57%,

Asian-Pacific sales decreased by 56%, and European sales decreased by 42% for the three months ended March 31, 2005 as compared to the same period last year.

Gross Profit

Gross profit as a percentage of sales was 9.5% for the three month period ended March 31, 2005 as compared to 41.3% for the same period in 2004. This decrease in gross profit was primarily due to lower unit sales volumes despite higher average selling prices. Also included in gross profit for the quarter ended March 31, 2004 was a one-time warranty provision benefit of $0.9 million.

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

Engineering, Research and Development (ER&D)

	Three months ended March 31,
In thousands	2005	2004
ER&D	$3,391	$4,011
ER&D as a % of net sales	43.8%	25.0%

The decrease in engineering, research and development expenses for the three month period of 2005 over 2004 in absolute dollars was primarily due to reduced employee headcount and related costs as a result of 2004 restructuring efforts. As a percentage of net sales, engineering, research and development expenses increased for the three month period ended March 31 2005 as a result of lower net sales despite lower spending than the same period in 2004. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in our new product programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Three months ended March 31,
In thousands	2005	2004
SG&A	$4,267	$4,459
SG&A as a % of net sales	55.2%	27.8%

The decrease in sales, general and administrative expenses for the three month period ended March 31, 2005 over the same period in 2004 in absolute dollars was primarily due to reduced facilities costs as a result of the sale of our San Jose, California campus in January 2005. As a percentage of net sales, sales, general and administration expenses increased for the three month period ended March 31, 2005 as a result of lower net sales. Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Restructuring Charges

Singapore relocation and U.S. workforce reduction: In 2002, the Company announced a restructuring plan to reduce its U.S. workforce and exit certain facilities in connection with the relocation of our manufacturing operations to Singapore and to better align the Company’s cost structure with the market demand for their products in response to the continued semiconductor equipment downturn. During 2003, the Company announced additional restructuring plans to its U.S workforce. All employees designated to be terminated under the 2002 and 2003 Plans were terminated as of December 31, 2003, except for one employee related to the 2003 Plan who was terminated in the first quarter of 2004. Under the 2004 restructuring plan, 14 employees within our engineering, research and development operations were designated for termination in the second half of 2004 and 13 were terminated. In the second half of 2004, the Company recorded a restructuring charge of $1.0 million, primarily for office space reductions and severance benefits. In the first quarter of 2005, one employee was terminated under the 2004 restructuring plan.

During the three months ended March 31, 2005, we recorded no restructuring charges and made $0.9 million in restructuring cash payments.

Interest Income

Interest income was $0.3 million for the three month period ended March 31, 2005 as compared to $0.1 million for the same period last year. The increase primarily resulted from higher average cash and investment balances combined with higher interest rates on investments.

Interest Expense

Interest expense was $0.6 million for the three month periods ended March 31, 2005 and 2004. Interest expense is comprised of interest expense on our convertible subordinate notes issued in June 2002 (see Convertible Subordinate Notes and Warrants).

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $52.9 million at March 31, 2005, an increase of $21.2 million from $31.7 million at December 31, 2004.

Cash used in operating activities was $3.8 million during the three months ended March 31, 2005 compared to $1.8 million for the same period last year, primarily due to an increased net operating loss of $5.1 million period over period. Net working capital excluding cash and cash equivalents and short-term investments at March 31, 2005 was $6.8 million as compared to $38.1 million at December 31, 2004. This decrease was principally due to the completion of the sale of the San Jose campus assets in January 2005, which was valued at $28.3 million and classified as Assets Held for Sale at December 31, 2004. In addition, cash used in operations contributed to the decrease in net working capital in the first quarter of 2005.

Cash provided by investing activities was $10.4 million in the three months ended March 31, 2005 compared to cash used in investing activities of $0.6 million for the same period last year. This increase was principally due to the completion of the sale of the San Jose campus assets in January 2005 for $28.3 million in cash. This was offset by $16.8 million net increase in investments and $1.2 million in capital expenditures primarily for our new San Jose, California headquarters location.

During the first three months of 2005, cash used in financing activities was $0.8 million, primarily due to $0.9 million for repurchase of a convertible note offset by $0.1 million from sales of common stock. For the same period in the prior year, cash provided by financing activities was $0.1 million primarily due to $0.1 million from sales of common stock.

Our principal source of liquidity as of March 31, 2005 consisted of $54.3 million of cash, cash equivalents, and investments. During 2005, we are continuing to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls. However, we were impacted by lower sales in the first quarter of 2005, which resulted in the use of $3.8 million compared to a net use of $2.3 million in the first quarter of 2004. In the first quarter of 2005, we repurchased $1.0 million of our convertible notes. From time to time, we may enter into similar transactions if it is deemed advantageous to the Company. We currently anticipate that our available cash and cash equivalents at March 31, 2005 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through 2005. The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan but we are often subject to the variability of the market cyclicality. We will take further action as necessary to align our operations and reduce expenses. External financing vehicles have been and are expected to continue to be available to us.

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

On February 7, 2005, the Company entered into an agreement with 5729 Fontanoso Way, LLC to lease facilities for its new corporate headquarters commencing May 1, 2005 for sixty months. The Company has an option to extend this lease agreement for an additional five year period. Future minimum lease payments under this agreement are nil, $0.1 million, $0.7 million, $1.0 million, $1.0 million, and $0.3 million for 2005, 2006, 2007, 2008, 2009, and 2010.

As of March 31, 2005, our total minimum annual rental commitments of $5.6 million are as follows: April to December 2005, $0.9 million and for each year from 2006 thru 2010 at $1.0 million, $1.3 million, $1.0 million, $1.1 million, and $0.3 million, respectively. Purchase commitments of $5.0 million as of March 31, 2005 are all due within the next 12 months and include $2.4 million that are cancelable.

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

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues in the first three months of 2005 were $7.7 million compared to $16.0 million in the same period last year. Total revenues for 2004 were $63.0 million compared to $45.0 million in 2003. The decrease in the first quarter of 2005 over the prior year first quarter was due primarily to decreased unit volume sales as a result of the recent semiconductor industry downturn despite higher average selling prices on our prober systems. The increase in 2004 over 2003 was due primarily to increased unit volume sales combined with higher average selling prices. We incurred a net loss of $7.5 million in the three months ended March 31, 2005 compared to a net loss of $2.5 million in the same period last year. We incurred an operating loss of $15.8 million in 2004 compared to an operating loss of $57.4 million in 2003. During 2004 customers resumed their capital spending in response to recent indications of a possible market recovery, however the demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Recent activity in the semiconductor test markets indicates a slowing trend affecting our customers’ capital purchases. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at March 31, 2005 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same quarter that they were received. However, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the three months ended March 31, 2005 and for the years ended December 31, 2004, 2003, and 2002, five of our customers accounted for 59%, 63%, 54%, and 41%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected. We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products. As a result, we expect to continue investing in selective new wafer prober product development programs, although we expect engineering, research and development expenses to decrease in 2005 due to the completion of several strategic product development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers, markets related to the growth of the “Strip” test market for final test will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. For example, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share.

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

Our outstanding convertible notes may be required to be repaid if not converted prior to their maturity; and may, if converted, result in additional dilution to holders of our Common Stock, all of which may adversely affect the value of our Common Stock. In June 2002, we issued $35.5 million in convertible notes and related warrants. During March 2005, we purchased in the open market $1.0 million of these notes and retired them. The remaining notes entitle the holders to convert the notes into an aggregate of 3,367,003 shares of our Common Stock at a conversion price of $10.2465 per share, significantly in excess of recent trading prices of our Common Stock. In connection with the issuance of the notes, we also issued warrants for the purchase of 714,573 shares of our Common Stock that are exercisable at a price of $15.4440 per share, also significantly in excess of recent trading prices of our Common Stock. In certain circumstances, we may force the conversion of all or a portion of the notes and may also redeem the notes. However, we cannot force the automatic conversion of the notes, and we are obligated to pay the notes in full at maturity. We may voluntarily redeem the outstanding balance of these notes before June 2007 for an aggregate redemption price of as high as approximately $35.2 million plus accrued interest. In addition, unless waived or renegotiated, we are obligated to pay the holders of the notes an amount equal to $36.2 million plus accrued interest in the event of a sale, merger or other change in control of the Company.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 71%, 63%, 65%, and 48% of our net sales for the three months ended March 31, 2005 and for the years ended December 31, 2004, 2003 and 2002, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We expect to continue to incur expenses and to devote management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Electroglas may be adversely affected and could cause a decline in the market price of our stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At March 31, 2005, our cash equivalents and short-term investments consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.5 million. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment and debt portfolios:

In thousands, except percentages	Maturing within One Year	Maturing within Two Years	Maturing within Three Years	Total	Fair Value at March 31, 2005
Investments:
Cash equivalents	$29,720	$—	$—	$29,720	$29,720
Average rate	2.51%	—	—	—	—
Short-term investments	$18,942	$—	$—	$18,942	$18,932
Average rate	3.19%	—	—	—	—
Long-term investments	$—	$1,392	$—	$1,392	$1,389
Average rate	—	3.59%	—	—	—
Debt:
Convertible subordinated notes	$—	$—	$34,500	$34,500	$32,430
Fixed rate	—	—	5.25%	—	—

For financial market risks related to changes foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

For further discussion, see Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results and Financial Condition,—“If we do not successfully protect our intellectual property, our business could be negatively impacted”.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION.

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the three months ended March 31, 2005 and each of the years 2004 through 2002.

Three months ended March 31, 2005	2004	2003	2002
(1)	(1)	(1)	(1)

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

(1)	We would have had to generate additional earnings for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001 of $7.5 million, $6.3 million, $60.1 million, and $77.8 million, respectively to achieve a ratio of 1:1.

CHANGES TO PROCEDURES FOR SECURITY HOLDER RECOMMENDATIONS

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

ELECTROGLAS, INC.

DATE: May 4, 2005	BY:	/s/ THOMAS E. BRUNTON
Thomas E. Brunton
Chief Financial Officer, Principal Financial and Accounting Officer