Form 10-QT
period 2005-05-31
ELECTROGLAS INC
filed 2005-07-11
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from January 1, 2005 to May 31, 2005

Commission File Number 0-21626

ELECTROGLAS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0336101
(State of Incorporation)	(I.R.S. Employer Identification Number)

5729 Fontanoso Way

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

As of July 1, 2005, 21,957,000 shares of the Registrant’s common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Transition Report on Form 10-Q contains forward looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Transition Report, other than statements that are purely historical are forward looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements include, without limitation, statements regarding:

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;

•	Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;

•	Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;

•	Our anticipation that our future cash from operations, available cash and cash equivalents at May 31, 2005, should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through fiscal 2006;

•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs;

•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results which could adversely affect our stock price;

•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;

•	Our anticipation that outstanding restructuring charges as of May 31, 2005 will be substantially paid in fiscal 2006;

•	Our belief that our products do not infringe the Lemelson patents;

•	The anticipated performance of our new EG6000 product;

•	Our expectation that external financing vehicles will continue to be available to us;

•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;

•	Future restructuring activities;

•	Our belief that continued, rapid development of new products and enhancements to existing products are necessary to maintain our competitive positions; and

•	Results of our efforts to control and align our costs and revenue to break-even and then to profitable levels of operation, develop successful products and services to meet market windows in our target markets, prepare for increases in market demand while maintaining expense controls and limiting increases in our cost structure and expand our sales and services in Asia, and certain areas in the United States and Europe.

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

For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading “Factors that May Affect Results and Financial Condition” in this Transition Report on Form 10-Q. All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in our Reports on Forms 10-K, 10-Q, 8-K and other reports filed from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Two months ended		Five months ended
	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
Sales	$3,419	$9,438	$11,072	$22,950
Sales to related parties	66	243	151	2,779

Net sales	3,485	9,681	11,223	25,729
Cost of sales	3,108	7,052	10,114	16,465

Gross profit	377	2,629	1,109	9,264
Operating expenses:
Engineering, research and development	2,133	2,717	5,524	6,728
Sales, general and administrative	2,771	2,887	7,038	7,346
Impairment charges	86	—	86	—

Total operating expenses	4,990	5,604	12,648	14,074

Operating loss	(4,613)	(2,975)	(11,539)	(4,810)
Interest income	217	29	525	107
Interest expense	(396)	(411)	(1,024)	(997)
Other income (expense), net	(132)	(65)	(350)	(180)

Loss before income taxes	(4,924)	(3,422)	(12,388)	(5,880)
Provision for income taxes	1	15	5	60

Net loss	$(4,925)	$(3,437)	$(12,393)	$(5,940)

Basic and diluted net loss per share	$(0.23)	$(0.16)	$(0.57)	$(0.28)

Shares used in basic and diluted calculations	21,775	21,492	21,762	21,475

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	May 31, 2005	December 31, 2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$31,985	$27,941
Short-term investments	14,944	3,755
Accounts receivable, net of allowances of $594 and $539	5,588	8,700
Accounts receivable from related party	82	702
Inventories	16,983	15,161
Assets held for sale	—	28,305
Prepaid expenses and other current assets	3,034	2,099

Total current assets	72,616	86,663
Long-term investments	977	—
Property, plant and equipment, net	6,136	4,240
Goodwill	2,099	2,099
Other assets	2,709	3,177

Total assets	$84,537	$96,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,163	$6,172
Accrued liabilities	9,230	8,792
Deferred revenue	1,837	1,894

Total current liabilities	18,230	16,858
Convertible subordinated notes	32,413	34,123
Other non-current liabilities	1,462	536

Total liabilities	52,105	51,517
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 21,957 and 21,875 shares issued and outstanding	219	218
Additional paid-in capital	159,734	159,586
Accumulated deficit	(125,239)	(112,846)
Accumulated other comprehensive gain	14	—
Cost of common stock in treasury; 155 shares	(2,296)	(2,296)

Total stockholders’ equity	32,432	44,662

Total liabilities and stockholders’ equity	$84,537	$96,179

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2004.

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Five months ended
	May 31, 2005	May 29, 2004
Cash flows from operating activities
Net loss	$(12,393)	$(5,940)
Charges to net loss not affecting cash	3,799	3,840
Changes in operating assets and liabilities	594	(4,245)

	(8,000)	(6,345)
Cash flows from investing activities
Capital expenditures	(2,362)	(181)
Proceeds from sales of property and equipment	28,305	85
Purchases of investments	(20,625)	(5,912)
Maturities of investments	8,500	7,991

	13,818	1,983
Cash flows from financing activities
Sales of common stock	116	96
Repurchase of convertible notes	(1,840)	—
Interest payment on convertible notes	(33)	—

	(1,757)	96
Effect of exchange rate changes on cash	(17)	(18)

Net increase (decrease) in cash and cash equivalents	4,044	(4,284)
Cash and cash equivalents at beginning of period	27,941	26,081

Cash and cash equivalents at end of period	$31,985	$21,797

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

Effective July 5, 2005, Electroglas, Inc. changed its fiscal year-end from December 31 to May 31 retroactive to May 31, 2005. The Company’s fiscal quarters are every 13 weeks and end on Saturday. As a requirement of this year end change, the Company is reporting results for the period January 1, 2005 through May 31, 2005 as a separate (“stub”) transition period with the results for the corresponding period of 2004 presented for comparative purposes. Unaudited information for the transition period April 3, 2005 to May 31, 2005 and the comparable period of 2004 is also included in this Transition Report on Form 10-Q. Audited information for the transition period January 1, 2005 to May 31, 2005 will be included in Electroglas, Inc.’s Annual Report on Form 10-K to be filed for the Company’s new fiscal year ending May 31, 2006.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States, and therefore, should be read in conjunction with Electroglas’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVESTMENTS

The following is a summary of the Company’s available-for-sale investments for the periods ended:

May 31, 2005, in thousands	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market securities	$18,703	$—	$(2)	$18,701
Market auction preferred notes	4,600	—	—	4,600
Government securities	7,660	24	(3)	7,681
Corporate securities	3,402	—	(5)	3,397
Bank guarantee deposits	243	—	—	243

Total available-for-sale	34,608	24	(10)	34,622
Less amounts classified as cash equivalents	(18,703)	—	2	(18,701)
Less amounts classified as long-term investments	(979)	—	2	(977)

Total short-term investments	$14,926	$24	$(6)	$14,944

As of May 31, 2005, $33.6 million of the company’s available for sale investments will mature within one year and $1.0 million will mature within two years.

December 31, 2004, in thousands	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market securities	$9,864	$—	$—	$9,864
Market auction preferred notes	3,500	—	—	3,500
Bank guarantee deposits	255	—	—	255

Total available-for-sale	13,619	—	—	13,619
Less amounts classified as cash and cash equivalents	(9,864)	—	—	(9,864)

Total short-term investments	$3,755	$—	$—	$3,755

INVENTORIES

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

The following is a summary of inventories by major category:

In thousands	May 31, 2005	December 31, 2004
Raw materials	$8,994	$8,456
Work in process	5,878	5,532
Finished goods	2,111	1,173

	$16,983	$15,161

STOCK BASED COMPENSATION AND EMPLOYEE STOCK OPTION PLANS

The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), to account for stock options issued to its employees under its stock option plans, if any, over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. The Company has elected to make pro forma fair value disclosures as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant with the following weighted average assumptions:

	Option Plans		Option Plans
	Two months ended		Five months ended
	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
Expected dividend yield	—	—	—	—
Expected stock price volatility	78.8%	87.8%	88.9%	88.8%
Risk-free interest rate	3.7%	3.5%	3.8%	2.5%
Expected life (years)	2.0	4.0	2.3	3.4

	Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Two months ended		Five months ended
	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
Expected dividend yield	—	—	—	—
Expected stock price volatility	75.9%	80.4%	77.1%	88.0%
Risk-free interest rate	3.2%	1.7%	3.2%	1.2%
Expected life (years)	0.5	0.5	0.5	0.5

No stock-based employee compensation cost is reflected in net loss for the five months ended May 31, 2005 and May 29, 2004 as all options granted, during the relevant periods, under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock-based compensation cost for options granted to the Company’s Industry/Technology Advisory Board of less than $0.1 million and $0.1 million is reflected in the net loss for the five months ended May 2005 and May 2004, respectively. For pro forma disclosures, the estimated fair value of the employee options is amortized ratably over the vesting period, from eighteen months to four years, and the estimated fair value of the stock purchases under the Employee Stock Purchase Plan is amortized ratably over the six-month purchase period.

The following table illustrates the effect on net loss and net loss per share if the Company had accounted for its stock option plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Two months ended		Five months ended
In thousands, except per share data	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
Net loss - as reported	$(4,925)	$(3,437)	$(12,393)	$(5,940)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(557)	(685)	(1,149)	(2,064)

Pro forma net loss	$(5,482)	$(4,122)	$(13,542)	$(8,004)

Net loss per share:
Basic and diluted - as reported	$(0.23)	$(0.16)	$(0.57)	$(0.28)

Basic and diluted - pro forma	$(0.25)	$(0.19)	$(0.62)	$(0.37)

In July 2003, the Company initiated an Option Exchange Program to decrease the potentially dilutive effect of the large number of options held by employees that had exercise prices substantially above the current market price of the Company’s common stock. In August 2003, 727,475 shares were surrendered and cancelled pursuant to the Option Exchange Program. In February 2004, 263,840 shares were granted under the Option Exchange Program at a price of $5.78, the closing market price of that day, with a vesting period of eighteen months and an option life of three years.

SALE OF SAN JOSE, CALIFORNIA CAMPUS

On January 5, 2005, the Company sold its San Jose campus to Integrated Device Technology (IDT) for $28.3 million cash, net of closing costs, with a leaseback of portions of the campus by the Company through June 30, 2005. These assets were classified as Assets Held for Sale as of December 31, 2004 at a net realizable value of $28.3 million, and the Company recorded a $4.1 million impairment charge in December 2004.

Under the leaseback portion of the sales agreement, there are no rental payments from January 5, 2005 to June 30, 2005. The fair value of base rent and common area charges of $0.5 million was recorded as a prepaid expense in January 2005 and is being amortized over the term of the leaseback.

SETTLEMENT OF ROYALTY OBLIGATION

In the two and five month periods ended May 2005, the Company recorded a change in accounting estimate in sales, general and administrative expenses as a result of a favorable settlement of a royalty obligation of $0.3 million. This settlement had the effect of reducing the net loss in the two month period by $0.01 per share and in the five month period by $0.02 per share.

NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using the weighted average number of shares of common stock outstanding during the periods. The following shares were excluded from the net loss per share calculations because the Company was in a net loss position and the effect of their inclusion would have been anti-dilutive:

	Two months ended		Five months ended
In thousands	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
Stock options (weighted average shares)	3,452	3,834	3,399	3,566
Shares held in escrow in connection with acquisition	26	26	26	26

	3,478	3,860	3,425	3,592

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due in June 2007 and warrants to purchase 714,573 shares of common stock. The net proceeds from this placement were $32.5 million. Interest on the notes is payable each year on the fifteenth of June and December. Annual interest payments are $1.8 million and are charged to interest expense. In March and April 2005, the Company repurchased a total of $2.0 million of the convertible notes with a $1.8 million net book value for $1.8 million of cash. The remaining convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of 3,269,409 shares of common stock at a conversion price of $10.2465 per share.

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

WARRANTY RESERVES AND GUARANTEES

The Company generally warrants its products for a period of twelve months and accrues a current liability for the estimated cost of warranty upon shipment. For established products, this accrual is based on historical experience; and for newer products, this accrual is based on estimates from similar products.

In addition, from time to time, specific warranty accruals are made for specific technical problems. Revenues associated with extended warranties are measured based on fair value and recognized ratably over the duration of the extended warranty.

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Revenue	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Two months ended May 31, 2005	$1,989	$101	$(270)	$(172)	$1,648
Two months ended May 29, 2004	$2,291	$512	$(587)	$513	$2,729

The Company recorded a reduction to existing warranties of $0.1 million for specific warranty programs during the two months ended May 31, 2005. The Company recorded additional charges on existing warranties of $0.2 million for specific warranty programs for the two months ended May 29, 2004.

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Revenue	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period
Five months ended May 31, 2005	$2,239	$492	$(989)	$(94)	$1,648
Five months ended May 29, 2004	$2,842	$1,221	$(917)	$(417)	$2,729

The Company recorded additional charges on existing warranties of $0.1 million for specific warranty programs for the five months ended May 31, 2005. The Company recorded a $0.9 million reduction to its warranty reserve in the five months ended May 29, 2004 related to product lines sold in 2003, which is included in cost of sales.

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

COMPREHENSIVE LOSS

Comprehensive loss includes net loss as well as additional other comprehensive loss items such as unrealized gains (losses) on investments. The following schedule summarizes the activity in comprehensive loss, net of related taxes:

	Two months ended		Five months ended
In thousands	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
Net loss	$(4,925)	$(3,437)	$(12,393)	$(5,940)
Unrealized gains (losses) on investments, net	28	—	14	6

Comprehensive loss	$(4,897)	$(3,437)	$(12,379)	$(5,934)

At May 31, 2005 accumulated other comprehensive loss included in the Company’s balance sheet was comprised entirely of net unrealized gains on investments.

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

The following is a summary of the Company’s net sales to unaffiliated customers by geographic regions:

	Two months ended		Five months ended
In thousands	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
North America	$756	$3,778	$3,001	$9,010
Asia	1,092	2,586	3,700	8,537
Europe	1,637	3,317	4,522	8,182

	$3,485	$9,681	$11,223	$25,729

In the two months ended May 31, 2005, sales to customers in France, the United States, and China represented 31%, 22% and 10%, respectively, of sales. In the same period in 2004, sales to customers in the United States, France, the Philippines, and the United Kingdom represented 39%, 19%, 12% and 10% of sales, respectively. In the five months ended May 31, 2005, sales to customers in the United States, France, Singapore, and China represented 27%, 25%, 12% and 10% of sales, respectively. In the same five month period of 2004, sales to customers in the United States, France, and the Philippines represented 35%, 18% and 10% of sales, respectively.

The following is a summary of the Company’s identifiable long-lived assets by geographic regions as of:

In thousands	May 31, 2005	December 31, 2004
United States	$4,804	$2,857
Asia	1,079	1,137
Europe	253	246

	$6,136	$4,240

The following table presents summary information of the Company’s net sales by product, although the Company manages its business as a single operating unit:

	Two months ended		Five months ended
In thousands	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
Prober systems	$1,731	$6,814	$6,574	$16,274
Test floor management software products	44	59	372	418
CPM software products	—	—	42	102
Aftermarket prober products and services	1,710	2,808	4,235	8,935

	$3,485	$9,681	$11,223	$25,729

The following table presents summary information of this company’s significant customers:

	Two months ended		Five months ended
	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
Customer A	31%	29%	39%	24%
Customer B	10%	12%	6%	13%
Customer C	3%	18%	2%	12%
Customer D	2%	3%	1%	10%

RESTRUCTURING CHARGES

During 2002 and 2003, the Company announced restructuring plans to reduce its workforce and to exit certain facilities to better align the Company’s cost structure with the market demand for its products in response to the continued semiconductor equipment downturn. All employees designated to be terminated under the 2002 and 2003 Plans were terminated as of December 31, 2003, except for one employee who was terminated in January 2004. Under the 2004 restructuring plan, 14 employees within the engineering, research and development operations were designated for termination in the second half of 2004 and 13 were terminated. In the second half of 2004, the Company recorded a restructuring charge of $1.0 million, primarily for office space reductions and severance packages. In March 2005, one employee was terminated under the 2004 restructuring plan. All payments related to US workforce reductions for the 2002, 2003 and 2004 restructuring plans were paid as of May 31, 2005. Remaining restructuring reserves relate to office space reductions.

Accrued restructuring charges for the 2004 Plan, which are included in accrued liabilities, are anticipated to be substantially paid in fiscal 2006. As of January 1, 2005, accrued restructuring charges were $0.7 million and substantially related to office closures. Cash payments for the five months ended May 2005 were $0.1 million, and as of May 31, 2005, accrued restructuring charges for the 2004 Plan were $0.6 million. For the five months ended May 2004, there were no restructuring charges resulting from the 2004 Plan.

There were no accrued restructuring charges for the 2003 Plan at the beginning of 2005. Accrued restructuring charges for the 2003 Plan at the beginning of 2004 were $0.5 million for severance and $0.1 million for office closures. Cash payments were $0.1 million and $0.3 million for severance payments and nominal and $0.1 million for office closures for the two and five month periods ended May 2004, respectively. As of May 31, 2004, accrued restructuring charges for the 2003 Plan were $0.2 million substantially for severance charges.

Accrued restructuring charges for the 2002 Plan related to office closures at the beginning of 2004 and as of May 31, 2004 were $0.1 million.

RELATED PARTY TRANSACTIONS

National Semiconductor: The Company sold prober products to National Semiconductor of $0.2 million and $2.8 million for the five months ended May 31, 2005 and May 29, 2004, respectively. As of May 31, 2005 and December 31, 2004, there were $0.1 million and $0.7 million in accounts receivable due from National Semiconductor, respectively. One of the Company’s Directors is a director of National Semiconductor.

LINE OF CREDIT

In July 2004, the Company established a revolving line of credit with Comerica Bank under which the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company’s assets and requires that the Company maintain certain financial covenants. As of May 31, 2005, no amounts were outstanding under this line of credit, and a letter of credit in the amount of $0.3 million was secured by the line of credit. The Company currently maintains cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent we borrow against this credit line.

COMMITMENTS AND CONTINGENCIES

In February 2005, the Company entered into an agreement with 5729 Fontanoso Way, LLC to lease facilities for its new corporate headquarters commencing May 1, 2005 for sixty months. The Company has an option to extend this lease agreement for an additional five year period. As of May 31, 2005, the Company’s minimum annual rental commitments of $6.7 million are as follows for the fiscal years 2006 through 2010: $1.4 million, $1.3 million, $1.5 million, $1.3 million, and $1.2 million, respectively.

As of May 31, 2005, outstanding purchase commitments were $4.0 million, consisting primarily of $3.6 million of inventory purchase commitments. Of the total outstanding purchase commitments, $2.6 million were non-cancelable.

We are not currently involved in any legal actions that we believe are material. From time-to-time, however, we may be subject to various claims and lawsuits by customers, suppliers, competitors, and employees arising in the normal course of business, including suits charging infringement or violations of antitrust laws. Such suits may seek substantial damages and in certain instances, any damages awarded could be trebled.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123 (R )), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to

Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. This Statement is effective at the beginning of a company’s first annual period beginning after December 15, 2005. Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Company plans to adopt SFAS 123(R) in June 2006, the first quarter of fiscal 2007. While the effect of the adoption is not anticipated to have a material impact on its financial position or cash flows, it is expected to have a material impact on the Company’s results of operations. The Company expects the adoption of SFAS No. 123R will have an effect on its results of operations similar to the amounts reported historically in the Company’s notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

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

Starting in 2003, we set our focus on our core competency in wafer probing, delivering advanced wafer probers and extending our wafer probing technologies to drive equipment and process efficiencies throughout the back-end of the semiconductor manufacturing process. This included the sale of Fab Solutions software product lines and our Optical Inspection product line. Our renewed focus allowed us to spend more time developing and delivering innovative products to help our customers overcome their most critical semiconductor test challenges. In December 2004, we introduced a new extended performance 200mm wafer prober, the 4090µ+. In January 2005, we introduced a new 300mm prober, the EG6000, that represents a major advancement in prober design and automation and is focused on providing substantially better performance than currently available competitor’s products.

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

In view of the cyclicality in the semiconductor equipment industry and the resulting market pressures, we are focusing our efforts in the following areas:

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

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Two months ended		Five months ended
In thousands	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.2	72.8	90.1	64.0

Gross profit	10.8	27.2	9.9	36.0
Operating expenses:
Engineering, research and development	61.2	28.1	49.2	26.1
Sales, general and administrative	79.5	29.8	62.7	28.6
Impairment charges	2.5	—	0.8	—

Total operating expenses	143.2	57.9	112.7	54.7
Operating loss	(132.4)	(30.7)	(102.8)	(18.7)
Interest income	6.2	0.3	4.7	0.4
Interest expense	(11.3)	(4.2)	(9.1)	(3.9)
Other income (expense), net	(3.8)	(0.7)	(3.1)	(0.7)

Loss before income taxes	(141.3)	(35.3)	(110.3)	(22.9)
Provision for income taxes	—	(0.2)	(0.1)	(0.2)

Net loss	(141.3)%	(35.5)%	(110.4)%	(23.1)%

Net Sales

Net sales consists of prober systems, software, and aftermarket prober products and services, consisting primarily of services, spare parts, upgrades and training. Service revenue was 12% of our net sales for the five month period ended May 2005 and less than 10% for the five month period ended May 2004. Net sales of our products are as follows:

	Two months ended		Five months ended
In thousands	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
Prober systems	$1,731	$6,814	$6,574	$16,274
Test floor management software products	44	59	372	418
CPM software products	—	—	42	102
Aftermarket prober products and services	1,710	2,808	4,235	8,935

	$3,485	$9,681	$11,223	$25,729

Net sales for the two and five month periods ended May 2005 were $3.5 million and $11.2 million, respectively, a 64% and 56% decrease from net sales of $9.7 million and $25.7 million in the comparable prior year periods. The decreases were primarily due to 79% and 69% lower system sales, largely in our 200mm prober product lines, as customers delayed orders in the first five months of 2005 and Electroglas was in a major product transition as customers began evaluations of our new 200mm and 300mm products. These decreases in volume were partially offset by 22% and 31% higher average selling prices period over period. Recent announcements in the semiconductor test markets indicate a slowing trend affecting our customers’ capital purchases. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate on a quarterly basis.

International sales, as a percentage of net sales, for the two and five month periods ended May 2005 were 78% and 73%, respectively, as compared to 61% and 65% for the same periods in 2004. North American sales decreased by 80% and 67%, Asian-Pacific sales decreased by 58% and 57%, and European sales decreased by 51% and 45% for the two and five months ended May 2005, respectively, as compared to the same periods last year.

Gross Profit

Gross profit as a percentage of sales was 10.8% and 9.9% for the two and five month periods ended May 2005, respectively, as compared to 27.2% and 36.0% for the same periods in 2004. This decrease in gross profit was primarily due to lower unit sales volumes despite higher average selling prices. Also included in gross profit for the five month period ended May 2004 was a one-time warranty provision benefit of $0.9 million.

We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

	Two months ended		Five months ended
In thousands	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
ER&D	$2,133	$2,717	$5,524	$6,728
ER&D as a % of net sales	61.2%	28.1%	49.2%	26.1%

The decrease in engineering, research and development expenses for the two and five month periods ended May 2005 over the same periods in 2004 in absolute dollars was primarily due to reduced employee headcount and related costs as a result of restructuring efforts. As a percentage of net sales, ER&D expenses increased for the five month period ended May 2005 as a result of lower net sales despite lower spending than the same period in 2004. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in our new product programs. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Two months ended		Five months ended
In thousands	May 31, 2005	May 29, 2004	May 31, 2005	May 29, 2004
SG&A	$2,771	$2,887	$7,038	$7,346
SG&A as a % of net sales	79.5%	29.8%	62.7%	28.6%

The decrease in sales, general and administrative expenses for the two and five month periods ended May 2005 over the same periods in 2004 in absolute dollars was primarily due to reduced facilities costs as a result of the sale of our San Jose, California campus in January 2005. In addition, the Company recorded a one-time benefit of $0.3 million in 2005, which was 7.7% and 3.0% of sales in the two and five month periods ended May 2005, respectively, as the result of the settlement of a royalty obligation for an amount less than what the company had previously accrued. As a percentage of net sales, SG&A expenses increased for the five month period ended May 2005 as a result of lower net sales. SG&A expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Restructuring Charges

During the five months ended May 2005, we recorded no restructuring charges and made $0.1 million in restructuring cash payments largely related to office closures. During the two and five months ended May 2004, we recorded no restructuring charges and made $0.1 million and $0.4 million, respectively, in restructuring cash payments largely related to severance. We are considering future restructuring activities in fiscal 2006 to continue our cost control measures.

Interest Income

Interest income was $0.5 million for the five month period ended May 2005 as compared to $0.1 million for the same period last year. The increase primarily resulted from higher average cash and investment balances combined with higher interest rates on investments.

Interest Expense

Interest expense was $1.0 million and $1.0 million for the five month periods ended May 2005 and 2004, respectively. Interest expense is comprised of interest expense on our convertible subordinate notes issued in June 2002 (see Convertible Subordinate Notes and Warrants).

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $46.9 million at May 2005, an increase of $15.2 million from $31.7 million at December 31, 2004.

Cash used in operating activities was $8.0 million during the five months ended May 2005 compared to $6.3 million for the same period last year, primarily due to an increased net operating loss of $6.7 million period over period. Net working capital excluding cash and cash equivalents and short-term investments at May 31, 2005 was $7.5 million as compared to $38.1 million at December 31, 2004. This decrease was principally due to the completion of the sale of the San Jose campus assets in January 2005, which was valued at $28.3 million and classified as Assets Held for Sale at December 31, 2004. In addition, cash used in operations contributed to the decrease in net working capital in the five month period ended May 2005.

Cash provided by investing activities was $13.8 million in the five months ended May 2005 compared to cash provided by investing activities of $2.0 million for the same period last year. This increase was principally due to the completion of the sale of the San Jose campus assets in January 2005 for $28.3 million in cash. This was partially offset by $12.1 million net increase in investments and $2.4 million in capital expenditures primarily for our new San Jose, California headquarters location.

During the first five months of 2005, cash used in financing activities was $1.8 million, primarily due to $1.9 million for repurchase of convertible notes offset by $0.1 million from sales of common stock. For the same period in the prior year, cash provided by financing activities was $0.1 million due to sales of common stock.

Our principal source of liquidity as of May 31, 2005 consisted of $47.9 million of cash, cash equivalents, and investments. During 2005, we are continuing to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls. However, we were impacted by lower sales in the five month period ended May 2005, which resulted in the use of $8.0 million in operations compared to a net use of $6.3 million in the five month period ended May 2004. In the five month period ended May 31, 2005, we repurchased $2.0 million of our convertible notes. From time to time, we may enter into similar transactions if it is deemed advantageous to the Company. We currently anticipate that our available cash and cash equivalents at May 31, 2005 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through fiscal 2006. The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan but we are often subject to the variability of the market cyclicality. We will take further action as necessary to align our operations and reduce expenses. External financing vehicles have been and are expected to continue to be available to us.

In July 2004, we established a revolving line of credit agreement with Comerica Bank under which we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of our assets and requires that we maintain certain financial covenants. We currently maintain cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent we borrow against the revolving line of credit.

In February 2005, we entered into an agreement with 5729 Fontanoso Way, LLC to lease facilities for our new corporate headquarters commencing May 1, 2005 for sixty months. We have an option to extend this lease agreement for an additional five year period. As of May 31, 2005, our total minimum annual rental commitments of $6.7 million are as follows: for each fiscal year from 2006 thru 2010 at $1.4 million, $1.3 million, $1.5 million, $1.3 million, and $1.2 million, respectively. Purchase commitments of $4.0 million as of May 31, 2005 are all due within the next 12 months and include $1.4 million that are cancelable.

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

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues in the first five months of 2005 were $11.2 million compared to $25.7 million in the same period last year. Total revenues for the year ended December 31, 2004 were $63.0 million compared to $45.0 million in 2003. The decrease in the five month period ended May 2005 over the same prior year period was due primarily to decreased unit volume sales as a result of the recent semiconductor industry downturn despite higher average selling prices on our prober systems. We incurred a net loss of $12.4 million in the five months ended May 2005 compared to a net loss of $5.9 million in the same period last year. During 2004 customers resumed their capital spending in response to indications of a possible market recovery, however the demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Recent activity in the semiconductor test markets indicates a slowing trend affecting our customers’ capital purchases. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at May 31, 2005 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same quarter that they were received. However, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the five months ended May 2005 and for the years ended December 31, 2004, 2003, and 2002, five of our customers accounted for 58%, 63%, 54% and 41%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

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

Our outstanding convertible notes may be required to be repaid if not converted prior to their maturity; and may, if converted, result in additional dilution to holders of our Common Stock, all of which may adversely affect the value of our Common Stock. In June 2002, we issued $35.5 million in convertible notes and related warrants. During March and April 2005, we purchased in the open market $2.0 million of these notes and retired them. The remaining notes entitle the holders to convert the notes into an aggregate of 3,269,409 shares of our Common Stock at a conversion price of $10.2465 per share, significantly in excess of recent trading prices of our Common Stock. In connection with the issuance of the notes, we also issued warrants for the purchase of 714,573 shares of our Common Stock that are exercisable at a price of $15.4440 per share, also significantly in excess of recent trading prices of our Common Stock. In certain circumstances, we may force the conversion of all or a portion of the notes and may also redeem the notes. However, we cannot force the automatic conversion of the notes, and we are obligated to pay the notes in full at maturity. We may voluntarily redeem the outstanding balance of these notes before June 2007 for an aggregate redemption price of as high as approximately $34.2 million plus accrued interest. In addition, unless waived or renegotiated, we are obligated to pay the holders of the notes an amount equal to $35.2 million plus accrued interest in the event of a sale, merger or other change in control of the Company.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 73%, 63%, 65%, and 48% of our net sales for the five months ended May 2005 and for the years ended December 31, 2004, 2003 and 2002, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting each year. We expect to continue to incur expenses and to devote management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Electroglas may be adversely affected and could cause a decline in the market price of our stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At May 31, 2005, our cash equivalents and short-term investments consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.4 million. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment and debt portfolios:

In thousands, except percentages	Maturing within One Year	Maturing within Two Years	Maturing within Three Years	Total	Fair Value at May 31, 2005
Investments:
Cash equivalents	$28,325	$—	$—	$28,325	$28,323
Average rate	2.76%	—	—	—	—
Short-term investments	$14,926	$—	$—	$14,926	$14,944
Average rate	3.34%	—	—	—	—
Long-term investments	$—	$979	$—	$979	$977
Average rate	—	3.66%	—	—	—
Debt:
Convertible subordinated notes	$—	$—	$33,500	$33,500	$30,150
Fixed rate	—	—	5.25%	—	—

For financial market risks related to changes foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of May 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this transition report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls during the two month period ending May 31, 2005.

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

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the five months ended May 31, 2005 and each of the years 2004 through 2002.

Five months ended May 31, 2005	2004	2003	2002
(1)	(1)	(1)	(1)

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

(1)	We would have had to generate additional earnings for the five months ended May 31, 2005 and the years ended December 31, 2004, 2003 and 2002 of $12.4 million, $6.3 million, $60.1 million, and $77.8 million, respectively to achieve a ratio of 1:1.

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

ELECTROGLAS, INC.

DATE: July 11, 2005	BY:	/s/ THOMAS E. BRUNTON
Thomas E. Brunton
Chief Financial Officer, Principal Financial and Accounting Officer