Form 10-Q
period 2005-09-03
ELECTROGLAS INC
filed 2005-10-12
CIK 902281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 3, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2005, 21,901,000 shares of the Registrant’s common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

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

•	Our belief that we have and can maintain certain technological and other advantages over our competitors;

•	Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;

•	Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;

•	Our anticipation that our future cash from operations, available cash and cash equivalents at September 3, 2005, should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;

•	Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs;

•	Our anticipation that we will continue to experience significant fluctuations in our quarterly results which could adversely affect our stock price;

•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;

•	Our anticipation that outstanding restructuring charges as of September 3, 2005 will be substantially paid by the end of fiscal 2007;

•	Our belief that our products do not infringe the Lemelson patents;

•	The anticipated performance of our new EG6000 product;

•	Our expectation that external financing vehicles will continue to be available to us;

•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;

•	Future restructuring activities;

•	Our belief that continued, rapid development of new products and enhancements to existing products are necessary to maintain our competitive positions; and

•	Results of our efforts to control and align our costs and revenue to break-even and then to profitable levels of operation, develop successful products and services to meet market windows in our target markets, prepare for increases in market demand while maintaining expense controls and limiting increases in our cost structure and expand our sales and services in Asia, and certain areas in the United States and Europe.

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

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data, unaudited)

	Three months ended
	September 3, 2005	August 28, 2004
Sales	$9,583	$17,921
Sales to related parties	102	1,395

Net sales	9,685	19,316
Cost of sales	7,556	11,412

Gross profit	2,129	7,904
Operating expenses:
Engineering, research and development	3,193	4,388
Sales, general and administrative	3,426	4,340

Total operating expenses	6,619	8,728

Operating loss	(4,490)	(824)
Interest income	365	54
Interest expense	(526)	(595)
Gain on settlement of long term payable	—	8,273
Other income (expense), net	103	(91)

Income (loss) before income taxes	(4,548)	6,817
Provision (benefit) for income taxes	(641)	21

Net income (loss)	$(3,907)	$6,796

Basic net income (loss) per share	$(0.18)	$0.32

Diluted net income (loss) per share	$(0.18)	$0.29

Shares used in basic calculations	21,791,000	21,525,000

Shares used in diluted calculations	21,791,000	25,436,000

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	September 3, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,754	$31,985
Short-term investments	18,131	14,944
Accounts receivable, net of allowances of $540 and $594	6,914	5,588
Accounts receivable from related party	72	82
Inventories, net	15,645	16,983
Prepaid expenses and other current assets	2,498	3,034

Total current assets	64,014	72,616
Long-term investments	2,197	977
Property, plant and equipment, net	5,640	6,136
Goodwill	1,943	2,099
Other assets	1,425	1,441

Total assets	$75,219	$83,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,215	$7,163
Accrued liabilities	8,768	11,067

Total current liabilities	13,983	18,230
Convertible subordinated notes, net	31,190	31,145
Other non-current liabilities	1,420	1,462

Total liabilities	46,593	50,837
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,004,000 and 21,875,000 shares issued and outstanding, respectively	220	219
Additional paid-in capital	159,865	159,734
Accumulated deficit	(129,146)	(125,239)
Accumulated other comprehensive income (loss)	(17)	14
Cost of common stock in treasury; 155,000 shares	(2,296)	(2,296)

Total stockholders’ equity	28,626	32,432

Total liabilities and stockholders’ equity	$75,219	$83,269

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	September 3, 2005	August 28, 2004
Cash (used in) provided by operating activities
Net income (loss)	$(3,907)	$6,796
Charges (benefits) to net income (loss) not affecting cash	708	(6,283)
Changes in operating assets and liabilities	(3,592)	557

	(6,791)	1,070
Cash used in investing activities
Capital expenditures	(166)	(1,095)
Purchases of investments	(9,000)	—
Maturities of investments	4,600	—

	(4,566)	(1,095)
Cash provided by financing activities
Sales of common stock	132	92

Effect of exchange rate changes on cash	(6)	(5)

Net increase (decrease) in cash and cash equivalents	(11,231)	62
Cash and cash equivalents at beginning of period	31,985	21,797

Cash and cash equivalents at end of period	$20,754	$21,859

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and therefore, should be read in conjunction with Electroglas’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.

Effective July 5, 2005, Electroglas, Inc. changed its fiscal year-end from December 31 to May 31 retroactive to May 31, 2005. The Company’s fiscal quarters are every 13 weeks and end on Saturday. Unaudited information for the three months ended September 3, 2005, the comparable period of 2004, and the financial position as of May 31, 2005 are included in this Quarterly Report on Form 10-Q. Audited information for the transition period January 1, 2005 to May 31, 2005 will be included in Electroglas, Inc.’s Annual Report on Form 10-K to be filed for the Company’s new fiscal year ending May 31, 2006.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for such items as revenue recognition, inventory valuation, warranty reserves, allowances for doubtful accounts, and income tax valuation allowances. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as well as additional other comprehensive income (loss) items such as unrealized gains (losses) on investments. The following schedule summarizes the activity in comprehensive income (loss), net of related taxes:

	Three months ended
In thousands (unaudited)	September 3, 2005	August 28, 2004
Net income (loss)	$(3,907)	$6,796
Unrealized gains (losses) on investments, net	(31)	4

Comprehensive income (loss)	$(3,938)	$6,800

At September 3, 2005 accumulated other comprehensive income (loss) included in the Company’s balance sheet was comprised entirely of net unrealized losses on investments.

NET INCOME (LOSS) PER SHARE COMPUTATIONS

	Three months ended
In thousands, except share amounts (unaudited)	September 3, 2005	August 28, 2004
Net income (loss) for basic EPS computation	$(3,907)	$6,796
Add: interest on convertible subordinated notes	—	466

Net income (loss) for diluted EPS computation	$(3,907)	$7,262

Weighted average shares outstanding used for basic computation	21,791,000	21,525,000
Adjustments to basic for purposes of dilution:
Shares held in escrow in connection with acquisition	—	26,000
Incremental shares from stock options	—	420,000
Shares issuable for convertible subordinated notes	—	3,465,000

Shares used for diluted computation	21,791,000	25,436,000

Basic net income (loss) per share	$(0.18)	$0.32

Diluted net income (loss) per share	$(0.18)	$0.29

The following shares were excluded from the basic computations as the effect of their inclusion would have been anti-dilutive:

Stock options (weighted average shares)	3,578,000	2,325,000
Shares issuable for convertible subordinated notes	3,269,000	—
Shares held in escrow in connection with acquisition	26,000	26,000

	6,873,000	2,351,000

INVESTMENTS

The following is a summary of the Company’s available-for-sale investments for the periods ended:

September 3, 2005, in thousands (unaudited)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market securities	$6,269	$—	$—	$6,269
Market auction preferred notes	7,000	—	—	7,000
Government securities	9,720	—	(9)	9,711
Corporate securities	3,388	—	(8)	3,380
Bank guarantee deposits	237	—	—	237

Total available-for-sale	26,614	—	(17)	26,597
Less amounts classified as cash equivalents	(6,269)	—	—	(6,269)
Less amounts classified as long-term investments	(2,200)	—	3	(2,197)

Total short-term investments	$18,145	$—	$(14)	$18,131

As of September 3, 2005, $24.4 million of the company’s available for sale investments will mature within one year and $2.2 million will mature within two years.

May 31, 2005, in thousands (unaudited)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market securities	$18,703	$—	$(2)	$18,701
Market auction preferred notes	4,600	—	—	4,600
Government securities	7,660	24	(3)	7,681
Corporate securities	3,402	—	(5)	3,397
Bank guarantee deposits	243	—	—	243

Total available-for-sale	34,608	24	(10)	34,622
Less amounts classified as cash equivalents	(18,703)	—	2	(18,701)
Less amounts classified as long-term investments	(979)	—	2	(977)

Total short-term investments	$14,926	$24	$(6)	$14,944

INVENTORIES

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company periodically reviews the carrying value of its inventories by evaluating material usage, requirements, and non-cancelable purchase commitments to determine obsolescence, excess quantities, and any expected losses on purchase commitments and reduces the value when appropriate. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory and lower of cost or market based on an analysis of the impact of changes in technology on the Company’s products (including engineering design changes), the timing of these changes, estimates of future sales volumes, and market value estimates. These projections of changes in technology, forecasts of future sales, and determinations of market value are estimates. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods.

The following is a summary of inventories by major category:

In thousands (unaudited)	September 3, 2005	May 31, 2005
Raw materials	$7,557	$8,994
Work in process	5,449	5,878
Finished goods	2,639	2,111

	$15,645	$16,983

SALE OF SAN JOSE, CALIFORNIA CAMPUS

On January 5, 2005, the Company sold its San Jose campus to Integrated Device Technology (IDT) for $28.3 million cash, net of closing costs, with a leaseback of portions of the campus by the Company through June 30, 2005.

Under the leaseback portion of the sales agreement, there were no rental payments from January 5, 2005 to June 30, 2005. The fair value of base rent and common area charges of $0.5 million was recorded as a prepaid expense in January 2005 and was amortized over the six month term of the leaseback.

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

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands (unaudited)	Balance at Beginning of Period	New Warranties Charged to Costs of Revenue	Warranty Reserve Utilized	Changes in Estimated Costs for Existing Warranties	Balance at End of Period
Three months ended September 3, 2005	$1,648	$336	$(781)	$175	$1,378
Three months ended August 28, 2004	$2,729	$843	$(998)	$327	$2,901

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party’s intellectual property rights. Further, the Company also provides guarantee instruments to certain third parties as required for certain transactions, such as from the sale of our San Jose campus in January 2005 or from sales of product lines in prior years. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in our consolidated financial statements, except as follows: in the sales agreement for the San Jose campus, the Company has indemnified IDT for two years with respect to representations and warranties. The limit of Electroglas’ liability for breach of the representations and warranties is $3.5 million, and a $0.5 million reserve was recorded in January 2005 for the net present value of the Company’s guarantee obligations under the indemnification provisions. Except with respect to obligations recorded, the Company does not believe based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under these arrangements.

RESTRUCTURING CHARGES

During 2003, the Company announced restructuring plans to reduce its workforce and to exit certain facilities to better align the Company’s cost structure with the market demand for its products in response to the continued semiconductor equipment downturn. All employees designated to be terminated under the 2002 and 2003 Plans were terminated as of December 31, 2003, except for one employee who was terminated in January 2004. Under the 2004 restructuring plan, 14 employees within the engineering, research and development operations were designated for termination in the second half of 2004 and 13 were terminated. In the second half of 2004, the Company recorded a restructuring charge of $1.0 million, primarily for office space reductions and severance packages. In March 2005, one employee was terminated under the 2004 restructuring plan. All payments related to U.S. workforce reductions for the 2002, 2003 and 2004 restructuring plans were paid as of September 3, 2005. Remaining restructuring reserves relate to office space reductions.

Accrued restructuring charges for the 2002 Plan related to office closures as of September 3, 2005 were nominal and $0.1 million as of August 28, 2004. Cash payments for the three month period ended August 28, 2004 were nominal.

There were no accrued restructuring charges for the 2003 Plan as of May 31, 2005. Accrued restructuring charges for the 2003 Plan as of May 30, 2004 were $0.2 million, substantially for severance charges. For the three month period ended August 28, 2004, cash payments were $0.1 million. As of August 28, 2004, accrued restructuring charges for the 2003 Plan were $0.1 million, substantially for severance charges.

Accrued restructuring charges for the 2004 Plan, which are included in accrued liabilities, are anticipated to be substantially paid by the end of fiscal 2007. As of May 31, 2005, accrued restructuring charges were $0.6 million and substantially related to office closures. Cash payments for the three months ended September 3, 2005 were nominal, and as of September 3, 2005, accrued restructuring charges for the 2004 Plan were $0.6 million. For the three months ended August 28, 2004, there were no restructuring charges resulting from the 2004 Plan.

CHANGE IN ESTIMATES FOR CERTAIN NON-INCOME TAX OBLIGATIONS

In quarter ended September 3, 2005, the Company recorded a change in accounting estimate in value added taxes (VAT) that reduced sales, general and administrative expenses by $0.2 million. VAT reserves were adjusted due to agreements reached with foreign tax authorities. This change in accounting estimate had the effect of reducing the net loss in the quarter ended September 3, 2005 by $0.01 per share.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company had an income tax benefit of $0.6 million and a related foreign currency valuation benefit of $0.1 million for the quarter ended September 3, 2005 resulting from a reversal of reserves for certain foreign income tax issues which were resolved during the quarter. These changes in accounting estimates had the effect of reducing the net loss in the quarter ended September 3, 2005 by $0.03 per share.

A nominal tax provision was recorded for the quarter ended August 28, 2004, comprised of foreign income and withholding taxes. The Company will continue to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability. Until such time, the Company would not expect to recognize any significant domestic tax benefits in its results of operations.

The Company uses estimates based on historical experience and various other assumptions in the area of income tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of the tax assets and liabilities. Accordingly, the Company accrues for potential income taxes exposures, exclusive of our valuation allowance on our net deferred tax assets, based on current discussions with various taxing authorities and consultants. It is the Company’s policy to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. As of September 3, 2005 and May 31, 2005, income tax related reserves totaled approximately $1.0 million and $1.7 million, respectively.

SETTLEMENT OF LONG TERM LIABILITY

In the three months ended August 28, 2004, the Company negotiated an agreement with its former parent company that reduced the amounts payable by Electroglas under its tax benefit sharing agreement. Under the terms of the new agreement, the Company agreed to make payments with an aggregate value of $1.3 million over the next seven quarters, rather than the previously accrued amount of approximately $9.5 million. As a result of this settlement, the Company recorded an $8.3 million gain, or $0.38 per basic share, for the three months ended August 28, 2004. As of September 3, 2005, $0.6 million remains payable under this agreement.

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due in June 2007. The net proceeds from this placement were $32.5 million. Interest on the notes is payable each year on the fifteenth of June and December. In March and April 2005, the Company repurchased a total of $2.0 million of the convertible notes with a $1.8 million net book value for $1.8 million of cash. The remaining convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of 3,269,409 shares of common stock at a conversion price of $10.2465 per share. Annual interest payments are $1.8 million and are charged to interest expense.

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

The following is a summary of convertible subordinated notes, net as of:

In thousands (unaudited)	September 3, 2005	May 31, 2005
Convertible subordinated notes	$33,500	$33,500
Less: Discount	(1,021)	(1,087)
Deferred financing costs	(1,289)	(1,268)

	$31,190	$31,145

LONG TERM LIABILITY - DEFERRED RENT

In February 2005, the Company entered into an agreement with 5729 Fontanoso Way, LLC to lease facilities for its new corporate headquarters. This five year agreement includes tenant concessions such as tenant improvement allowances of $1.0 million and 18 months “free rent”. The Company records rent expense as the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $1.2 million and $1.1 million as of September 3, 2005 and May 31, 2005, respectively.

LINE OF CREDIT

In July 2004, the Company established a revolving line of credit with Comerica Bank under which the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company’s assets and requires that the Company maintain certain financial covenants. As of September 3, 2005, no amounts were outstanding under this line of credit, and a letter of credit in the amount of $0.3 million was secured by the line of credit. The Company currently maintains cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent we borrow against this credit line.

COMMITMENTS AND CONTINGENCIES

The Company’s lease agreement with 5729 Fontanoso Way, LLC for its new corporate headquarters commenced on May 1, 2005 for sixty months. The Company has an option to extend this lease agreement for an additional five year period. As of September 3, 2005, the Company’s minimum annual rental commitments of $6.3 million are as follows for the remainder of fiscal year 2006 and for fiscal years 2007 through 2010: $1.0 million, $1.3 million, $1.5 million, $1.3 million, and $1.2 million, respectively.

As of September 3, 2005, outstanding purchase commitments were $4.1 million. This consisted primarily of $3.7 million of inventory purchase commitments, $2.3 million of which were non-cancelable.

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

STOCK BASED COMPENSATION AND EMPLOYEE STOCK OPTION PLANS

The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), to account for stock options issued to its employees under its stock option plans, if any, over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. The Company also makes certain pro forma fair value disclosures as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant with the following weighted average assumptions:

	Option Plans		Employee Stock Purchase Plan
	Three months ended		Three months ended
	September 3, 2005	August 28, 2004	September 3, 2005	August 28, 2004
Expected dividend yield	—	—	—	—
Expected stock price volatility	95.1%	88.6%	73.5%	78.9%
Risk-free interest rate	3.9%	3.1%	3.7%	2.0%
Expected life (years)	3.4	3.4	0.5	0.5

No stock-based employee compensation cost is reflected in net income (loss) for the three months ended September 3, 2005 and August 28, 2004 as all options granted, during the relevant periods, under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the employee options is amortized ratably over the vesting period, from eighteen months to four years, and the estimated fair value of the stock purchases under the Employee Stock Purchase Plan is amortized ratably over the six-month purchase period.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three months ended
In thousands, except per share data (unaudited)	September 3, 2005	August 28, 2004
Net income (loss) - as reported	$(3,907)	$6,796
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(711)	(805)

Pro forma net income (loss)	(4,618)	5,991
Add: Interest on convertible subordinated notes	—	466

Pro forma net income (loss) for diluted EPS computation	$(4,618)	$6,457

Net income (loss) per share:
Basic - as reported	$(0.18)	$0.32

Diluted - as reported	$(0.18)	$0.29

Basic - pro forma	$(0.21)	$0.28

Diluted - pro forma	$(0.21)	$0.25

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

The following is a summary of the Company’s net sales to unaffiliated customers by geographic regions:

	Three months ended
In thousands (unaudited)	September 3, 2005	August 28, 2004
North America	$4,160	$6,681
Asia	3,019	8,370
Europe	2,506	4,265

	$9,685	$19,316

In the three months ended September 3, 2005, sales to customers in the United States, Singapore, France, and United Kingdom represented 43%, 13% 12%, and 11% of sales, respectively. In the same period in 2004, sales to customers in the United States, Singapore, France, and Taiwan represented 35%, 21%, 12%, and 10% of sales, respectively.

The following table presents summary information of the Company’s net sales by product, although the Company manages its business as a single operating unit:

	Three months ended
In thousands (unaudited)	September 3, 2005	August 28, 2004
Prober systems	$4,866	$14,587
Test floor management and CPM software products	422	962
Aftermarket prober products and services	4,397	3,767

	$9,685	$19,316

The following table presents summary information of the Company’s significant customers as a percentage of sales:

	Three months ended
(Unaudited)	September 3, 2005	August 28, 2004
Customer A	26%	36%

The following is a summary of the Company’s identifiable long-lived assets by geographic regions as of:

In thousands (unaudited)	September 3, 2005	May 31, 2005
United States	$4,476	$4,804
Asia	908	1,079
Europe	256	253

	$5,640	$6,136

RELATED PARTY TRANSACTIONS

The Company sold prober products to National Semiconductor of $0.1 million and $1.4 million for the three months ended September 3, 2005 and August 28, 2004, respectively. As of September 3, 2005 and May 31, 2005, there were $0.1 million and $0.1 million in accounts receivable due from National Semiconductor, respectively. One of the Company’s Directors is a director of National Semiconductor.

SUBSEQUENT EVENTS

In October 2005, one of the Company’s customers filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of the bankruptcy filing, accounts receivable from this customer approximated $0.2 million. Until the matter is considered by the bankruptcy judge, it is uncertain what effect the bankruptcy petition will have on the ultimate collectibility of this account.

During the quarter ended September 30, 2005, the Company received payments from this customer aggregating approximately $0.4 million for shipped products. Since the payments were made within 90 days of the bankruptcy filing, it is possible that the trustee or debtor in possession in the bankruptcy may seek to avoid the payment as a preference. In the event such a claim was brought, the Company would fight such claim vigorously, and the Company believes they would ultimately prevail. However, given the uncertainties inherent in litigation and bankruptcy proceedings, there can be no assurance that the ultimate outcome would be in the Company’s favor.

As the Company cannot yet assess the probability of losses resulting from the filing of this bankruptcy petition or measure the ultimate effect on the Company’s financial position, the September 3, 2005 financial statements have not been adjusted for any possible losses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123 (R )), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. This Statement is effective at the beginning of a company’s first annual period beginning after December 15, 2005. Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Company plans to adopt SFAS 123(R) in June 2006, the first quarter of fiscal 2007. While the effect of the adoption is not anticipated to have a material impact on its financial position or cash flows, it is expected to have a material impact on the Company’s results of operations. The Company expects the adoption of SFAS No. 123(R) will have an effect on its results of operations similar to the amounts reported historically in the Company’s notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

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

In December 2004, the FASB issued a FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We plan to adopt this standard in fiscal year 2007; however, we have not begun our analysis and expect that we may not be able to do so until Congress or the Treasury Department provide additional clarifying language.

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

Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to quality test semi-

conductor wafers and to improve their productivity and control their processes, optimizing manufacturing efficiency. Electroglas’ installed base is one of the largest in the industry, having sold over 15,000 wafer probers.

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

Our customers include both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. In addition, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share. The initial product, 5/300, served the small market for 300mm parametric and process development applications, but did not adequately meet customers’ requirements for high volume production test, which is the large majority of the 300mm prober market. The recently introduced new 300mm prober, the EG6000, was developed to serve this much larger production test market. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust up or down our expense structure during the hard to predict cyclical semiconductor equipment demand cycles.

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

Additional information about Electroglas is available on our website at www.electroglas.com. Electroglas makes available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and other filings also are available at the SEC’s website at http://www.sec.gov. Information contained on our website is not part of this Quarterly Report on Form 10-Q, or our Annual Report on Form 10-K, or our other filings with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General: Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, allowance for doubtful accounts, and income tax allowances and reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Income tax valuation allowances and reserves: We use estimates based on historical experience and various other assumptions in the area of income tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. It is our policy to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. As a result of these analyses, we reduced reserves by $0.6 million in the quarter ended September 3, 2005.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended
(Unaudited)	September 3, 2005	August 28, 2004
Net Sales	100.0%	100.0%
Cost of sales	78.0	59.1

Gross profit	22.0	40.9
Operating expenses:
Engineering, research and development	33.0	22.7
Sales, general and administrative	35.4	22.5

Total operating expenses	68.4	45.2

Operating loss	(46.4)	(4.3)
Interest income	3.8	0.3
Interest expense	(5.4)	(3.1)
Gain on settlement of long term liability	—	42.8
Other income (expense), net	1.1	(0.4)

Income (loss) before income taxes	(46.9)	35.3
Provision (benefit) for income taxes	(6.6)	0.1

Net income (loss)	(40.3)%	35.2%

Net Sales

Net sales consists of prober systems, software, and aftermarket prober products and services, consisting primarily of services, spare parts, upgrades and training. Service revenue, included in aftermarket prober products and services revenue below, was 12% of our net sales for the three month period ended September 3, 2005 and less than 10% for the three month period ended August 28, 2004. Net sales of our products are as follows:

	Three months ended
In thousands (unaudited)	September 3, 2005	August 28, 2004
Prober systems	$4,866	$14,587
Test floor management and CPM software products	422	962
Aftermarket prober products and services	4,397	3,767

	$9,685	$19,316

Net sales for the three month period ended September 3, 2005 were $9.7 million a 50% decrease from net sales of $19.3 million in the comparable prior year period. The decrease was primarily due to 64% lower system sales, largely in our 200mm prober product lines, as customers delayed orders in 2005 and Electroglas was in a major product transition as customers conducted evaluations of our new 200mm and 300mm products. This decrease in volume was also due to 5% lower average selling prices period over period. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of the uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate on a quarterly basis.

International sales, as a percentage of net sales are as follow:

	Three months ended
In thousands (unaudited)	September 3, 2005		August 28, 2004
North America	$4,160	43%	$6,681	35%
Asia	3,019	31%	8,370	43%
Europe	2,506	26%	4,265	22%

	$9,685	100%	$19,316	100%

Gross Profit

Gross profit as a percentage of sales was 22% for the three month period ended September 3, 2005, as compared to 41% for the same period in 2004. This decrease in gross profit was primarily due to lower unit sales volumes resulting in higher overhead costs as a percentage of sales. We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, the proportion of international sales, the level of software sales, our share of the available market, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

	Three months ended
In thousands (unaudited)	September 3, 2005	August 28, 2004
ER&D	$3,193	$4,388
ER&D as a % of net sales	33.0%	22.7%

The decrease in engineering, research and development expenses for the three month periods ended September 3, 2005 over the same period in 2004 in absolute dollars was primarily due to 24% reduced employee headcount and related costs, as a result of restructuring efforts. As a percentage of net sales, ER&D expenses increased for the three month period ended September, 3, 2005 as a result of lower net sales despite lower spending than the same period in 2004. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in selective new wafer prober product development programs, although we expect engineering, research and development expenses to decrease in fiscal 2006 due to the completion of several strategic product development programs. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Three months ended
In thousands (unaudited)	September 3, 2005	August 28, 2004
SG&A	$3,426	$4,340
SG&A as a % of net sales	35.4%	22.5%

The decrease in sales, general and administrative expenses for the three month period ended September 3, 2005 over the same period in 2004 in absolute dollars was primarily due to reduced selling expenses and outside services. In addition, the Company recorded a one-time benefit of $0.2 million in the first quarter of 2006, which was 2% of sales and $0.01 per share in the three month period ended September 3, 2005, as the result of a change in estimate for foreign tax related obligations. As a percentage of net sales, SG&A expenses increased for the three month period ended September 3, 2005 as a result of lower net sales. SG&A expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Interest Income

Interest income was $0.4 million for the three month period ended September 3, 2005 as compared to $0.05 million for the same period last year. The increase primarily resulted from higher average cash and investment balances resulting from the proceeds of sale of our San Jose, California campus in January 2005 combined with higher yields on investments.

Interest Expense

Interest expense was $0.5 million and $0.6 million for the three month periods ended September 3, 2005 and August 28, 2004, respectively. Interest expense is comprised of interest expense and discount amortization on our convertible subordinated notes issued in June 2002 (see Convertible Subordinated Notes and Warrants).

Gain on Settlement of Long-Term Liability

In the three months ended August 28, 2004, we recognized an $8.3 million gain on the one-time settlement of a long term liability to our former parent company that reduced the amounts payable by us to them under a tax benefit sharing agreement from the $9.5 million previously accrued to an amount of $1.3 million to be paid over the next seven quarters.

Provision (Benefit) for Income Taxes

We had an income tax benefit of $0.6 million and a related foreign currency valuation benefit of $0.1 million for the quarter ended September 3, 2005 resulting from a reversal of reserves for certain foreign income tax receivables, as significant uncertainties surrounding their realizability were resolved during the quarter. A nominal tax provision was recorded for the quarter ended August 28, 2004, comprised of foreign income and withholding taxes. We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $38.9 million at September 3, 2005, a decrease of $8.0 million from $46.9 million at May 31, 2005. Cash used in operating activities was $6.8 million during the three months ended September 3, 2005 compared to cash provided by operating activities of $1.1 million for the same period last year, primarily due to a gain on the settlement of a long-term liability of $8.3 million in the same period last year. Net working capital excluding cash and cash equivalents and short-term investments at September 3, 2005 was $11.1 million as compared to $7.5 million at May 31, 2005. This increase in net working capital was principally due to reduced accounts payable and accrued liabilities.

Cash used in investing activities was $4.6 million in the three months ended September 3, 2005 compared to $1.1 million for the same period last year. This increase was principally due to $4.4 million net increase in investments and $0.2 million in capital expenditures.

During the first three months of fiscal 2006 and for the three months ended August 28, 2004, cash provided by financing activities was $0.1 million, from sales of common stock.

Our principal source of liquidity as of September 3, 2005 consisted of $41.1 million of cash, cash equivalents, and investments. During fiscal 2006, we are continuing to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls. However, we were impacted by low sales in the three month period ended September 3, 2005, which resulted in the use of $5.9 million in operations compared to a cash provided by of $2.0 million in the three month period ended August 2004. We currently anticipate that our available cash and cash equivalents at September 3, 2005 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through the next twelve months. The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan but we are often subject to the variability of the market cyclicality. We will take further action as necessary to align our operations and reduce expenses. External financing vehicles have been and are expected to continue to be available to us.

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

In February 2005, we entered into an agreement with 5729 Fontanoso Way, LLC to lease facilities for our new corporate headquarters commencing May 1, 2005 for sixty months. We have an option to extend this lease agreement for an additional five year period. As of September 3, 2005, our total minimum annual rental commitments of $6.3 million are as follows for the remainder of fiscal year 2006 and for each fiscal year from 2007 through 2010 at $1.0 million, $1.3 million, $1.5 million, $1.3 million, and $1.2 million, respectively. Purchase commitments of $4.1 million as of September 3, 2005 are substantially due within the next 12 months and include $2.3 million of which are non-cancelable.

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

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues in the first three months of fiscal 2006 were $9.7 million compared to $19.3 million in the same period last year. Total revenues for the five month transition period ended May 31, 2005 were $11.2 million compared to $25.7 million in the same period of 2004. We incurred a net operating loss of $4.5 million in the three months ended September 3, 2005 compared to a net operating loss of $0.8 million in the same period last year. During 2004 customers resumed their capital spending in response to indications of a possible market recovery, however the demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Activity in the first half of calendar 2005 in the semiconductor test markets indicates a slowing trend affecting our customers’ capital purchases. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at September 3, 2005 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same quarter that they were received. However, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the three months ended September 3, 2005, the five months ended May 31, 2005 and the years ended December 31, 2004, 2003, and 2002, five of our customers accounted for 51%, 58%, 63%, 54% and 41%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected. We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products. As a result, we expect to continue investing in selective new wafer prober product development programs, although we expect engineering, research and development expenses to decrease in fiscal 2006 due to the completion of several strategic product development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers, markets related to the growth of the “Strip” test market for final test will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. For example, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 57%, 73%, 63%, 65%, and 48% of our net sales for the three months ended September 3, 2005, five months ended May 31, 2005 and the years ended December 31, 2004, 2003 and 2002, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

Interest Rate Risk

At September 3, 2005, our cash equivalents and short-term investments consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.2 million. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment and debt portfolios:

In thousands, except percentages	Maturing within One Year	Maturing within Two Years	Total	Fair Value at September 3, 2005
Cash equivalents	$17,092	$—	$17,092	$17,092
Average rate	2.77%	—	—	—
Short-term investments	$18,145	$—	$18,145	$18,131
Average rate	3.46%	—	—	—
Long-term investments	$—	$2,200	$2,200	$2,197
Average rate	—	4.17%	—	—

For financial market risks related to changes foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of September 3, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this transition report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls during the three month period ended September 3, 2005.

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

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the three months ended September 3, 2005, five months ended May 31, 2005 and each of the years 2004 through 2002.

Three months ended September 3, 2005	Five months ended May 31, 2005	2004	2003	2002
(1)	(1)	(1)	(1)	(1)

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

(1)	We would have had to generate additional earnings for the three months ended September 3, 2005, the five months ended May 31, 2005 and the years ended December 31, 2004, 2003 and 2002 of $3.9 million, $12.4 million, $6.3 million, $60.1 million, and $77.8 million, respectively to achieve a ratio of 1:1.

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

ELECTROGLAS, INC.

DATE: October 12, 2005	BY:	/s/ THOMAS E. BRUNTON
Thomas E. Brunton
Chief Financial Officer,
Principal Financial and Accounting Officer