Form 10-Q
period 2005-12-03
ELECTROGLAS INC
filed 2006-01-11
CIK 902281

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended December 3, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 30, 2005, 21,904,000 shares of the Registrant's common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

================================================================================

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward looking statements. The forward looking statements include, without limitation, statements regarding:

     o Our belief that we have and can maintain certain technological and other advantages over our competitors;

     o Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;

     o Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;

     o Our anticipation that our future cash from operations, available cash and cash equivalents at December 3, 2005, should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;

     o Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, the level of software sales, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs;

     o Our anticipation that we will continue to experience significant fluctuations in our quarterly results which could adversely affect our stock price;

     o Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;

     o Our anticipation that outstanding restructuring charges as of December 3, 2005 from the 2004 Plan will be substantially paid by the end of fiscal 2007 and from the 2003 Plan will be substantially paid by the end of fiscal 2006;

     o    Our belief that our products do not infringe the Lemelson patents;

     o    The anticipated performance of our new EG6000 products;

     o Our expectation that external financing vehicles will continue to be available to us;

     o Our assertion that sales often reflect orders shipped in the same quarter as they are received;

     o    Future restructuring activities;

     o Our belief that continued, rapid development of new products and enhancements to existing products are necessary to maintain our competitive positions;

     o Results of our efforts to control and align our costs and revenue to break-even and then to profitable levels of operation, develop successful products and services to meet market windows in our target markets, successfully complete new customer evaluations of our new 300mm and strip test handler products, prepare for increases in market demand while maintaining expense controls and limiting increases in our cost structure and expand our sales and services in Asia;

     o Our belief that we would ultimately prevail in a claim by a trustee or debtor in possession in connection with one of our customer's bankruptcy proceedings;

     o Our expectation that we will continue investing in selective new wafer prober and strip handler product development programs;

     o Our expectation that engineering, research and development expenses will decrease in fiscal 2006 due to the completion of several strategic product development programs; and

     o Our expectation to continue to incur expenses and to devote management resources to Section 404 compliance.

The forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward looking statements. These risks and uncertainties include but are not limited to:

     o    Continued cyclicality in the semiconductor industry;

     o    The ability to secure additional funding, if needed;

     o The ability to achieve broad market acceptance of existing and future products; and

     o    Loss of one or more of our customers.

For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading "Factors that May Affect Results and Financial Condition" in this Quarterly Report on Form 10-Q. All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in our Reports on Forms 10-K, 10-Q, 8-K and other reports filed from time to time with the Securities and Exchange Commission.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ELECTROGLAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except share data, unaudited)

                                                   Three months ended                        Six months ended
                                          -------------------------------------    -------------------------------------
                                          December 3, 2005    November 27, 2004    December 3, 2005    November 27, 2004
                                          ----------------    -----------------    ----------------    -----------------
Sales                                     $          8,409    $          12,914    $         17,992    $          30,835
Sales to related parties                             1,470                  160               1,572                1,555
                                          ----------------    -----------------    ----------------    -----------------
Net sales                                            9,879               13,074              19,564               32,390
Cost of sales                                        8,070                8,762              15,626               20,174
                                          ----------------    -----------------    ----------------    -----------------
Gross profit                                         1,809                4,312               3,938               12,216
Operating expenses:
  Engineering, research and development              2,735                3,902               5,928                8,290
  Sales, general and administrative                  3,522                3,897               6,947                8,235
  Restructuring                                        239                  977                 239                  979
  Fixed asset impairments                               89                   37                  89                   37
                                          ----------------    -----------------    ----------------    -----------------
    Total operating expenses                         6,585                8,813              13,203               17,541
                                          ----------------    -----------------    ----------------    -----------------
Operating loss                                      (4,776)              (4,501)             (9,265)              (5,325)
Interest income                                        322                   75                 687                  129
Interest expense                                      (592)                (572)             (1,118)              (1,167)
Gain on settlement of long term payable                  -                    -                   -                8,273
Other income (expense), net                           (248)                  24                (146)                 (66)
                                          ----------------    -----------------    ----------------    -----------------
Income (loss) before income taxes                   (5,294)              (4,974)             (9,842)               1,844
Provision (benefit) for income taxes                     6                   (6)               (635)                  16
                                          ----------------    -----------------    ----------------    -----------------
Net income (loss)                         $         (5,300)   $          (4,968)   $         (9,207)   $           1,828
                                          ================    =================    ================    =================
Basic net income (loss) per share         $          (0.24)   $           (0.23)   $          (0.42)   $            0.08
                                          ================    =================    ================    =================
Diluted net income (loss) per share       $          (0.24)   $           (0.23)   $          (0.42)   $            0.08
                                          ================    =================    ================    =================
Shares used in basic calculations                   21,864               21,589              21,827               21,557
                                          ================    =================    ================    =================
Shares used in diluted calculations                 21,864               21,589              21,827               21,861
                                          ================    =================    ================    =================

See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data, unaudited)

                                                                   December 3, 2005      May 31, 2005
                                                                   ----------------    ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $         21,370    $         31,985
  Short-term investments                                                     10,155              14,944
  Accounts receivable, net of allowances of $544 and $594                     6,285               5,588
  Accounts receivable from related party                                      1,400                  82
  Inventories, net                                                           14,296              16,983
  Prepaid expenses and other current assets                                   2,213               3,034
                                                                   ----------------    ----------------
    Total current assets                                                     55,719              72,616
Long-term investments                                                         5,959                 977
Property, plant and equipment, net                                            5,802               6,136
Goodwill and intangible assets                                                1,943               2,099
Other assets                                                                  1,342               1,441
                                                                   ----------------    ----------------
    Total assets                                                   $         70,765    $         83,269
                                                                   ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $          5,775    $          7,163
  Accrued liabilities                                                         7,586               9,230
  Deferred Revenues                                                           1,015               1,837
                                                                   ----------------    ----------------
    Total current liabilities                                                14,376              18,230
  Convertible subordinated notes, net                                        31,482              31,145
  Other non-current liabilities                                               1,515               1,462
                                                                   ----------------    ----------------
    Total liabilities                                                        47,373              50,837
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares authorized;
   none issued and outstanding                                                    -                   -
  Common stock, $0.01 par value; 40,000,000 shares authorized;
   22,059,000 and 21,875,000 shares issued and outstanding,
   respectively                                                                 220                 219
  Additional paid-in capital                                                159,974             159,734
  Accumulated deficit                                                      (134,446)           (125,239)
  Accumulated other comprehensive income (loss)                                 (60)                 14
  Cost of common stock in treasury; 155,000 shares                           (2,296)             (2,296)
                                                                   ----------------    ----------------
    Total stockholders' equity                                               23,392              32,432
                                                                   ----------------    ----------------
    Total liabilities and stockholders' equity                     $         70,765    $         83,269
                                                                   ================    ================

See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                              Six months ended
                                                                   -------------------------------------
                                                                   December 3, 2005    November 27, 2004
                                                                   ----------------    -----------------
CASH (used in) PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                                                $         (9,207)   $           1,828
  Gain on settlement of long-term liability                                       -    $          (8,273)
  Charges to net income (loss) not affecting cash                             2,456                3,875
  Changes in operating assets and liabilities                                (3,602)               4,144
                                                                   ----------------    -----------------
                                                                            (10,353)               1,574
CASH USED IN INVESTING ACTIVITIES
  Capital expenditures                                                         (291)              (1,373)
  Purchases of investments                                                  (10,000)                   -
  Maturities of investments                                                   9,803                    -
                                                                   ----------------    -----------------
                                                                               (488)              (1,373)
CASH PROVIDED BY FINANCING ACTIVITIES
  Sales of common stock                                                         241                  144

Effect of exchange rate changes on cash                                         (15)                  15
                                                                   ----------------    -----------------
Net increase (decrease) in cash and cash equivalents                        (10,615)                 360
Cash and cash equivalents at beginning of period                             31,985               21,797
                                                                   ----------------    -----------------
Cash and cash equivalents at end of period                         $         21,370    $          22,157
                                                                   ================    =================

See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and therefore, should be read in conjunction with Electroglas' Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.

Effective July 5, 2005, Electroglas, Inc. changed its fiscal year-end from December 31 to May 31 retroactive to May 31, 2005. The Company's fiscal quarters are every 13 weeks and end on Saturday. Unaudited information for the three and six months ended December 3, 2005, the comparable period of 2004, and the financial position as of May 31, 2005 are included in this Quarterly Report on Form 10-Q. Audited information for the transition period January 1, 2005 to May 31, 2005 will be included in Electroglas, Inc.'s Annual Report on Form 10-K to be filed for the Company's new fiscal year ending May 31, 2006.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for such items as revenue recognition, inventory valuation, warranty reserves, allowances for doubtful accounts, guarantee obligations, tax valuation allowances, and accruals such as restructuring reserves. These estimates and assumptions affect the amounts reported in the financial statements, and actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as well as additional other comprehensive income (loss) items. The following schedule summarizes the activity net of related taxes:

                                                         Three months ended                        Six months ended
                                                -------------------------------------    -------------------------------------
In thousands (unaudited)                        December 3, 2005    November 27, 2004    December 3, 2005    November 27, 2004
---------------------------------------------   ----------------    -----------------    ----------------    -----------------
Net income (loss)                               $         (5,300)   $          (4,968)   $         (9,207)   $           1,828
Unrealized gains (losses) on investments, net                (43)                   -                 (74)                   4
                                                ----------------    -----------------    ----------------    -----------------
Comprehensive income (loss)                     $         (5,343)   $          (4,968)   $         (9,281)   $           1,832
                                                ================    =================    ================    =================

At December 3, 2005 accumulated other comprehensive income (loss) included in the Company's balance sheet was comprised entirely of net unrealized losses on investments.

NET INCOME (LOSS) PER SHARE CALCULATIONS

                                                            Three months ended                        Six months ended
                                                   -------------------------------------    -------------------------------------
In thousands, except share amounts (unaudited)     December 3, 2005    November 27, 2004    December 3, 2005    November 27, 2004
------------------------------------------------   ----------------    -----------------    ----------------    -----------------
Net income (loss) for basic and diluted EPS
 calculations                                      $         (5,300)   $          (4,968)   $         (9,207)   $           1,828
                                                   ================    =================    ================    =================
Weighted average shares outstanding used for
 basic calculation                                       21,864,000           21,589,000          21,827,000           21,557,000
  Adjustments to basic for purposes of dilution:
  Shares held in escrow in connection with
   acquisition                                                    -                    -                   -               26,000
  Incremental shares from stock options                           -                    -                   -              278,000
                                                   ----------------    -----------------    ----------------    -----------------
Shares used for diluted computation                      21,864,000           21,589,000          21,827,000           21,861,000
                                                   ================    =================    ================    =================
Basic net income (loss) per share                  $          (0.24)   $           (0.23)   $          (0.42)   $            0.08
                                                   ================    =================    ================    =================
Diluted net income (loss) per share                $          (0.24)   $           (0.23)   $          (0.42)   $            0.08
                                                   ================    =================    ================    =================
The following shares were excluded from the
 basic and diluted calculations as the effect of
 their inclusion would have been anti-dilutive:
  Stock options (weighted average shares)                 3,595,000            3,731,000           3,586,000            2,388,000
  Shares issuable for convertible subordinated
   notes                                                  3,269,000            3,465,000           3,269,000            3,465,000
  Shares held in escrow in connection with
   acquisition                                               26,000               26,000              26,000                    -
                                                   ----------------    -----------------    ----------------    -----------------
                                                          6,890,000            7,222,000           6,881,000            5,853,000
                                                   ================    =================    ================    =================

INVESTMENTS

The following is a summary of the Company's available-for-sale investments for the periods ended:

                                                                       Gross         Gross        Estimated
                                                                    Unrealized     Unrealized        Fair
December 3, 2005, in thousands (unaudited)               Cost          Gains         Losses         Value
--------------------------------------------------   -----------    -----------   -----------    -----------
Money market securities                              $    11,249    $         -   $         -    $    11,249
Market auction preferred notes                             6,000              -             -          6,000
Government securities                                     12,570              -           (48)        12,522
Corporate securities                                       3,374              -           (12)         3,362
Bank guarantee deposits                                      230              -             -            230
                                                     -----------    -----------   -----------    -----------
  Total available-for-sale                                33,423              -           (60)        33,363
  Less amounts classified as cash equivalents            (17,249)             -             -        (17,249)
  Less amounts classified as long-term investments        (6,000)             -            41         (5,959)
                                                     -----------    -----------   -----------    -----------
Total short-term investments                         $    10,174    $         -   $       (19)   $    10,155
                                                     ===========    ===========   ===========    ===========

As of December 3, 2005, $27.4 million of the company's available for sale investments will mature within one year and $6.0 million will mature within two years.

                                                                          Gross          Gross        Estimated
                                                                       Unrealized     Unrealized        Fair
May 31, 2005, in thousands (unaudited)                     Cost           Gains         Losses          Value
----------------------------------------------------   ------------   ------------   ------------   ------------
Money market securities                                $     18,703   $          -   $         (2)  $     18,701
Market auction preferred notes                                4,600              -              -          4,600
Government securities                                         7,660             24             (3)         7,681
Corporate securities                                          3,402              -             (5)         3,397
Bank guarantee deposits                                         243              -              -            243
                                                       ------------   ------------   ------------   ------------
  Total available-for-sale                                   34,608             24            (10)        34,622
  Less amounts classified as cash equivalents               (18,703)             -              2        (18,701)
  Less amounts classified as long-term investments             (979)             -              2           (977)
                                                       ------------   ------------   ------------   ------------
Total short-term investments                           $     14,926   $         24   $         (6)  $     14,944
                                                       ============   ============   ============   ============

CUSTOMER BANKRUPTCY

In October 2005, one of the Company's customers filed a voluntary petition for business reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, accounts receivable from this customer approximated $0.2 million. Until the matter is considered by the bankruptcy judge, it is uncertain what effect the bankruptcy petition will have on the ultimate collectibility of these pre-petition accounts receivable. The Company has considered this risk in establishing its allowance for doubtful accounts as of December 3, 2005.

During the quarter ended, December 3, 2005, the Company received payments from this customer aggregating approximately $0.1 million for shipped products. Since the payments relate to invoices issued prior to the bankruptcy filing, it is possible that the trustee or debtor in possession in the bankruptcy may seek to void the payment as a preference payment. In the event such a claim was brought, the Company would fight such claim vigorously, and the Company believes they would ultimately prevail. However, given the uncertainties inherent in litigation and bankruptcy proceedings, there can be no assurance that the ultimate outcome would be in the Company's favor.

Subsequent to the petition date, the Company has continued to sell product to this customer approximating $0.5 million based upon an order from the Bankruptcy Court authorizing the debtor in possession to enter into agreements in the ordinary course of business and to make payments on these post-petition obligations. As of December 3, 2005, accounts receivable from this customer approximated $0.1 million from pre-petition obligations and $0.5 million from post-petition obligations. Based upon the Court's order and the customer's existing credit facilities, the Company has concluded that the customer has the ability and willingness to pay. Therefore, no specific reserves have been provided for amounts receivable that were shipped after the petition date.

INVENTORIES

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company periodically reviews the carrying value of its inventories and non-canceleable purchase commitments by evaluating material usage requirements and forecasts and estimates inventory obsolescence, excess quantities, and any expected losses on purchase commitments. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory and lower of cost or market based on an analysis of the impact of changes in technology on the Company's products (including engineering design changes), the timing of these changes, estimates of future sales volumes, and market value estimates. These projections of changes in technology, forecasts of future sales, and determinations of market value are estimates. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods.

The following is a summary of inventories by major category:

In thousands (unaudited)                     December 3, 2005      May 31, 2005
-----------------------------------------   -----------------   -----------------
Raw materials                               $           5,958   $           8,994
Work in process                                         6,260               5,878
Finished goods                                          2,078               2,111
                                            -----------------   -----------------
                                            $          14,296   $          16,983
                                            =================   =================

SALE OF SAN JOSE, CALIFORNIA CAMPUS

On January 5, 2005, the Company sold its San Jose, California campus to Integrated Device Technology (IDT) for $28.3 million cash, net of closing costs, with a leaseback of portions of the campus by the Company through June 30, 2005. See Warranty Reserves and Guarantees below for a discussion of guarantee obligations to IDT under indemnification provisions of this sales agreement.

Under the leaseback portion of this sales agreement, there were no rental payments from January 5, 2005 to June 30, 2005. The fair value of base rent and common area charges of $0.5 million was recorded as a prepaid expense in January 2005 and was amortized through May 2005, the period of leaseback occupancy.

WARRANTY RESERVES AND GUARANTEES

The Company generally warrants its products for a period of thirteen months from the date of shipment and accrues a current liability for the estimated cost of warranty. For established products, this accrual is based on historical experience; and for newer products, this accrual is based on estimates from similar products. In addition, from time to time, specific warranty accruals are made for specific technical problems. Revenues associated with extended warranties are measured based on fair value and recognized ratably over the duration of the extended warranty.

The Company's warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

                                                                   New                      Changes in
                                                               Warranties                   Estimated
                                                Balance at     Charged to     Warranty      Costs for     Balance at
                                               Beginning of     Costs of       Reserve       Existing       End of
In thousands (unaudited)                          Period          Sales       Utilized      Warranties      Period
--------------------------------------------   ------------    ----------    ----------    -----------    ----------
Three months ended December 3, 2005            $      1,378    $      447    $     (674)   $       104    $    1,255
Three months ended November 27, 2004           $      2,901    $      443    $     (996)   $       (93)   $    2,255

Six months ended December 3, 2005              $      1,648    $      783    $   (1,455)   $       279    $    1,255
Six months ended November 27, 2004             $      2,729    $    1,286    $   (1,994)   $       234    $    2,255

The Company's software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party's intellectual property rights. Further, the Company also provides guarantee instruments to certain third parties as required for certain transactions, such as from the sale of our San Jose campus in January 2005 or from sales of product lines in prior years. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in our consolidated financial statements, except as follows: in the sales agreement for the San Jose campus, the Company has indemnified IDT for two years with respect to representations and warranties. The limit of Electroglas' liability for breach of the representations and warranties is $3.5 million, and a $0.5 million reserve was recorded in January 2005 for the net present value of the Company's guarantee obligations under the indemnification provisions. Except with respect to obligations recorded, the Company does not believe based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under these arrangements.

RESTRUCTURING CHARGES

During 2002 and 2003, the Company announced restructuring plans to reduce its workforce and to exit certain facilities to better align the Company's cost structure with the market demand for its products in response to the continued semiconductor equipment downturn. In the second half of 2004, the Company closed additional office facilities and completed workforce reductions related to these closures. In the second quarter of 2006, the Company further reduced workforce in its United States and European operations.

As of May 31, 2004, accrued restructuring charges were $0.3 million, $0.2 million for severance charges from the 2003 Plan and $0.1 million for office closures from the 2002 Plan. For the three and six months ended November 27, 2004, restructuring charges resulting from the 2004 Plan of $1.0 million were recorded, $0.8 million for office closures and $0.2 million for severance packages. Cash payments made during the three and six month periods ended November 27, 2004 were $0.3 million and $0.4 million, respectively, related to severance charges from the 2003 and 2004 Plans. Restructuring reserves as of November 27, 2004 were $0.8 million related to office space reductions from the 2004 Plan.

As of May 31, 2005, accrued restructuring charges were $0.6 million substantially related to office closures from the 2004 Plan. For the three and six month periods ended December 3, 2005, the Company recorded $0.2 million in restructuring charges for workforce reductions resulting from the 2003 and 2006 Plans. Cash payments for the three and six months ended December 3, 2005 were $0.1 million and $0.2 million related to office closures and $0.1 million and $0.1 million related to workforce reductions. Accrued restructuring charges as of December 3, 2005, which are included in accrued liabilities, were $0.5 million related to office space reductions from the 2004 Plan which are anticipated to be substantially paid by the end of fiscal 2007 and $0.1 million related to workforce reductions from the 2003 Plan which are anticipated to be substantially paid by the end of fiscal 2006.

CHANGE IN ESTIMATES FOR CERTAIN NON-INCOME TAX OBLIGATIONS

In the quarter ended August 3, 2005, the Company recorded a change in accounting estimate in value added taxes (VAT) that reduced sales, general and administrative expenses by $0.2 million. VAT reserves were adjusted due to agreements reached with foreign tax authorities. This change in accounting estimate had the effect of reducing the net loss in the three and six months ended December 3, 2005 by nil and $0.01 per share, respectively.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company had a nominal tax provision for the quarter ended December 3, 2005 and an income tax benefit of $0.6 million and a related foreign currency valuation benefit of $0.1 million for the six months ended December 3, 2005 resulting from a reversal of reserves for certain foreign income tax issues. These changes in accounting estimates had the effect of reducing the net loss in the three and six months ended December 3, 2005 by nil and $0.03 per share, respectively.

Nominal tax provisions were recorded for the three and six months ended November 27, 2004, which were comprised of foreign income and withholding taxes. The Company will continue to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability. Until such time, the Company would not expect to recognize any significant domestic tax benefits in its results of operations.

The Company uses estimates based on historical experience and various other assumptions in the area of income tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities. It is the Company's policy to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. As of December 3, 2005 and May 31, 2005, income tax related reserves totaled approximately $1.0 million and $1.7 million, respectively.

SETTLEMENT OF LONG TERM LIABILITY

In the three months ended August 28, 2004, the Company negotiated an agreement with its former parent company that reduced the amounts payable by Electroglas under its tax benefit sharing agreement. Under the terms of the new agreement, the Company agreed to make payments of $1.3 million over the next seven quarters, rather than the previously accrued amount of approximately $9.5 million. As a result of this settlement, the Company recorded an $8.3 million gain, or $0.38 per basic share, for the three months ended August 28, 2004. As of December 3, 2005, $0.4 million remains payable under this agreement.

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due in June 2007. The net proceeds from this placement were $32.5 million. Interest on the notes is payable each year on the fifteenth of June and December. In the five months ended May 31, 2005, the Company repurchased a total of $2.0 million of the convertible notes with a $1.8 million net book value for $1.8 million of cash. The remaining convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of 3,269,409 shares of common stock at a conversion price of $10.2465 per share. Annual interest payments are $1.8 million and are charged to interest expense.

In connection with the issuance of the convertible notes, the Company also issued warrants for the purchase of 714,573 shares of common stock that are exercisable at a price of $15.444 per share. The original value of the warrants was determined to be $2.6 million and is being accreted to interest expense over the term of the notes using the effective interest rate method. If the price of the Company's common stock exceeds the conversion price of the notes and the exercise price of the warrants, holders of the notes and warrants may convert the debt and exercise the warrants. The Company may force the conversion of all or a portion of the notes and warrants in certain circumstances.

The following is a summary of convertible subordinated notes, net as of:

In thousands (unaudited)                        December 3, 2005     May 31, 2005
---------------------------------------------   ----------------   ---------------
Convertible subordinated notes                  $         33,500   $        33,500
Less: Discount                                              (892)           (1,087)
      Deferred financing costs                            (1,126)           (1,268)
                                                ----------------   ---------------
                                                $         31,482   $        31,145
                                                ================   ===============

LONG TERM LIABILITY - DEFERRED RENT

In the first quarter of 2005, the Company entered into an agreement with 5729 Fontanoso Way, LLC to lease facilities for its new corporate headquarters. This five year agreement includes tenant concessions such as tenant improvement allowances of $1.0 million and 18 months "free rent". The Company records rent expense as the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $1.3 million and $1.1 million as of December 3, 2005 and May 31, 2005, respectively.

LINE OF CREDIT

In July 2004, the Company established a revolving line of credit with Comerica Bank under which the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company's assets and requires that the Company maintain certain financial covenants. As of December 3, 2005, no amounts were outstanding under this line of credit, and a letter of credit in the amount of $0.3 million was secured by this credit line. The Company currently maintains cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent we borrow against this credit line.

COMMITMENTS AND CONTINGENCIES

The Company's lease agreement with 5729 Fontanoso Way, LLC for its new corporate headquarters commenced on May 1, 2005 for sixty months. The Company has an option to extend this lease agreement for an additional five year period.

As of December 3, 2005, cash payment obligations were as follows:

                                                                           PAYMENTS DUE BY PERIOD
                                          ---------------------------------------------------------------------------------------
                                                       REMAINING       FISCAL      FISCAL      FISCAL      FISCAL      MORE THAN
CONTRACTUAL OBLIGATIONS (In thousands)      TOTAL      FISCAL 2006      2007        2008        2009        2010        5 YEARS
---------------------------------------   ---------   ------------   ---------   ---------   ---------   ---------   ------------
Operating leases                          $   6,039   $        660   $   1,343   $   1,497   $   1,316   $   1,223   $          -
Purchase commitments                          7,673          7,563         110           -           -           -              -
Settlement agreements                           450            300         150           -           -           -              -
Interest payments on convertible
 subordinated notes                           3,517            879       1,759         879           -           -              -
Principal payment on convertible
 subordinated notes                          33,500              -           -      33,500           -           -              -
                                          ---------   ------------   ---------   ---------   ---------   ---------   ------------
  Total cash obligations                  $  51,179   $      9,402   $   3,362   $  35,876   $   1,316   $   1,223   $          -
                                          ---------   ------------   ---------   ---------   ---------   ---------   ------------

Purchase commitments include $7.0 million of inventory purchase commitments, $3.2 million of which are cancelable.

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

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. However, we have received notice from some of the customers receiving letters from Lemelson that, in the event it is determined that the customers' actions infringe the Lemelson patents, the customers may seek reimbursement from us for some damages or expenses resulting from the infringement. We have in turn notified our suppliers that we may seek reimbursement from them for any resultant costs and fees we incur as a consequence of our customers being held liable for infringement of the Lemelson patents. In addition, some of our suppliers were notified that their equipment may infringe certain Lemelson patents. These suppliers are currently engaged in litigation with Lemelson in regards to fourteen of Lemelson's patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. In September 2005, the Court of Appeals for the Federal Circuit affirmed the trial court's decision. Lemelson may file an appeal with the United States Supreme Court. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business.

STOCK BASED COMPENSATION AND EMPLOYEE STOCK OPTION PLANS

The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), to account for stock options issued to its employees under its stock option plans over the vesting period of the options. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award's grant date. The Company also makes certain pro forma fair value disclosures as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant with the following weighted average assumptions:

                                                        Option Plans                     Employee Stock Purchase Plan
                                            -------------------------------------   -------------------------------------
                                                     Three months ended                       Three months ended
                                            -------------------------------------   -------------------------------------
                                             December 3, 2005   November 27, 2004    December 3, 2005   November 27, 2004
                                            -----------------   -----------------   -----------------   -----------------
Expected dividend yield                                     -                   -                   -                   -
Expected stock price volatility                          93.7%               88.6%               57.0%               74.8%
Risk-free interest rate                                   4.4%                3.5%                4.3%                2.6%
Expected life in years                                    3.3                 3.5                 0.5                 0.5

                                                        Option Plans                     Employee Stock Purchase Plan
                                            -------------------------------------   -------------------------------------
                                                       Six months ended                        Six months ended
                                            -------------------------------------   -------------------------------------
                                             December 3, 2005   November 27, 2004    December 3, 2005   November 27, 2004
                                            -----------------   -----------------   -----------------   -----------------
Expected dividend yield                                     -                   -                   -                   -
Expected stock price volatility                          94.4%               88.6%               64.4%               76.9%
Risk-free interest rate                                   4.2%                3.3%                4.0%                2.3%
Expected life in years                                    3.4                 3.5                 0.5                 0.5

No stock-based employee compensation cost is reflected in net income (loss) for the three and six months ended December 3, 2005 and November 27, 2004 as all options granted, during the relevant periods, under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the employee options is amortized ratably over the vesting period, from eighteen months to four years, and the estimated fair value of the stock purchases under the Employee Stock Purchase Plan is amortized ratably over the six-month purchase period.

The following table illustrates the effect on net income (loss) and net income
(loss) per share if the Company had accounted for its stock option plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

                                                      Three months ended                       Six months ended
In thousands, except per share data         -------------------------------------   -------------------------------------
(unaudited)                                  December 3, 2005   November 27, 2004    December 3, 2005   November 27, 2004
-----------------------------------------   -----------------   -----------------   -----------------   -----------------
Net income (loss) - as reported             $          (5,300)  $          (4,968)  $          (9,207)  $           1,828
Deduct:  Total stock-based employee
   compensation expense net of related
   tax effects                                           (582)               (633)             (1,293)             (1,438)
                                            -----------------   -----------------   -----------------   -----------------
Pro forma net income (loss)                 $          (5,882)  $          (5,601)  $         (10,500)  $             390
                                            =================   =================   =================   =================
Net income (loss) per share:
  Basic - as reported                       $           (0.24)  $           (0.23)  $           (0.42)  $            0.08
                                            =================   =================   =================   =================
  Diluted - as reported                     $           (0.24)  $           (0.23)  $           (0.42)  $            0.08
                                            =================   =================   =================   =================
  Basic - pro forma                         $           (0.27)  $           (0.26)  $           (0.48)  $            0.02
                                            =================   =================   =================   =================
  Diluted - pro forma                       $           (0.27)  $           (0.26)  $           (0.48)  $            0.02
                                            =================   =================   =================   =================

SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company has one reportable segment.

The following is a summary of the Company's net sales to external customers by geographic regions:

                                                      Three months ended                       Six months ended
                                            -------------------------------------   -------------------------------------
In thousands (unaudited)                     December 3, 2005   November 27, 2004    December 3, 2005   November 27, 2004
-----------------------------------------   -----------------   -----------------   -----------------   -----------------
North America                               $           3,547   $           4,791   $           7,707   $          11,472
Asia                                                    4,085               4,237               7,104              12,597
Europe                                                  2,247               4,046               4,753               8,321
                                            -----------------   -----------------   -----------------   -----------------
                                            $           9,879   $          13,074   $          19,564   $          32,390
                                            =================   =================   =================   =================

In the three months ended December 3, 2005, sales to customers in the United States and Malaysia represented 32% and 14% of sales, respectively. In the same period in 2004, sales to customers in the United States, Singapore, United Kingdom, and France represented 37%, 17%, 16%, and 13% of sales, respectively. In the six months ended December 3, 2005, sales to customers in the United States and Singapore represented 37% and 10% of sales, respectively. In the same period in 2004, sales to customers in the United States, Singapore, and France represented 35%, 19%, and 13% of sales, respectively.

The following table presents summary information of the Company's net sales by product, although the Company manages its business as a single operating unit:

                                                      Three months ended                       Six months ended
                                            -------------------------------------   -------------------------------------
In thousands (unaudited)                     December 3, 2005   November 27, 2004    December 3, 2005   November 27, 2004
-----------------------------------------   -----------------   -----------------   -----------------   -----------------
Prober systems                              $           5,189   $           8,945   $          10,055   $          23,532
Test floor management and CPM software
 products                                                 258                  81                 679               1,043
Aftermarket prober products and services                4,432               4,048               8,830               7,815
                                            -----------------   -----------------   -----------------   -----------------
                                            $           9,879   $          13,074   $          19,564   $          32,390
                                            =================   =================   =================   =================

The following table presents summary information of the Company's significant customers as a percentage of sales:

                                                      Three months ended                       Six months ended
                                            -------------------------------------   -------------------------------------
(Unaudited)                                  December 3, 2005   November 27, 2004    December 3, 2005   November 27, 2004
-----------------------------------------   -----------------   -----------------   -----------------   -----------------
Customer A                                                 12%                 32%                 19%                 34%
Customer B                                                 15%                  1%                  8%                  5%
Customer C                                                  2%                 19%                  2%                 12%

The following is a summary of the Company's identifiable long-lived assets by geographic regions as of:

In thousands (unaudited)                     December 3, 2005     May 31, 2005
-----------------------------------------   -----------------   -----------------
United States                               $           4,787   $           4,804
Asia                                                      785               1,079
Europe                                                    230                 253
                                            -----------------   -----------------
                                            $           5,802   $           6,136
                                            =================   =================

RELATED PARTY TRANSACTIONS

One of the Company's Directors is a director of National Semiconductor, a customer of the Company. The Company sold prober products to National Semiconductor of $1.5 million and $1.6 million for the three and six months ended December 3, 2005, respectively. For the three and six months ended November 27, 2004, sales to National Semiconductor were $0.2 million and $1.6 million, respectively. As of December 3, 2005 and May 31, 2005, there were $1.4 million and $0.1 million in accounts receivable due from National Semiconductor, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment", (SFAS 123 (R )), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". This Statement is effective at the beginning of a company's first annual period beginning after December 15, 2005. Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Company plans to adopt SFAS 123(R) in June 2006, the first quarter of fiscal 2007. While the effect of the adoption is not anticipated to have a material impact on its financial position or cash flows, it is expected to have a material impact on the Company's results of operations. The Company expects the adoption of SFAS No. 123(R) will have an effect on its results of operations similar to the amounts reported historically in the Company's notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs an amendment of ARB 43, Chapter 4 (SFAS 151), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for fiscal years beginning after this Statement is issued. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company plans to adopt SFAS 151 in June 2006, the first quarter of fiscal 2007, and the effect of the adoption is not anticipated to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued a FASB Staff Position ("FSP") 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("AJCA"). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company plans to adopt this standard in fiscal year 2007; however, as the Company did not repatriate earnings under the AJCA, the adoption of this standard will have no impact to the Company's financial position, results of operations or cash flows.

On June 7, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes," and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of Statement 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

On June 29, 2005, the FASB ratified the EITF's Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning after June 29, 2005. The adoption of Issue 05-06 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to quality test semiconductor wafers and to improve their productivity and control their processes, optimizing manufacturing efficiency. Electroglas' installed base is one of the largest in the industry, having sold over 15,000 wafer probers.

We are also involved in the development, manufacture, marketing, and servicing of strip test handlers as part of our strategy to be a comprehensive semiconductor test solutions provider. Built upon our proven prober technology, the strip test handlers expand available markets by providing solutions to the final test segment for today's latest packaging technologies and test processes. This includes Wafer Level Packages (WLP), Known-Good Die (KGD), Microelectromechanical Systems (MEMS), and ultra-thin and/or diced wafers. It also includes many packaged tested strip formats, whether panel or leadframe such as Chip Scale Packages (CSP) or Ball Grid Arrays (BGA) as well as traditional Small Outline Integrated Circuits (SOIC).

Starting in 2003, we set our focus on our core competency in wafer probing, delivering advanced wafer probers and extending our wafer probing technologies to drive equipment and process efficiencies throughout the back-end of the semiconductor manufacturing process. Our renewed focus allowed us to spend more time developing and delivering innovative products to help our customers overcome their most critical semiconductor test challenges. In December 2004, we introduced a new extended performance 200mm wafer prober, the 4090micro+. In January 2005, we introduced a new 300mm prober, the EG6000, that represents a major advancement in prober design and automation and is focused on providing substantially better performance than currently available competitor's products.

Our customers include both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. In addition, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share. The initial product, 5/300, served the small market for 300mm parametric and process development applications, but did not adequately meet customers' requirements for high volume production test, which is the large majority of the 300mm prober market. The recently introduced new 300mm prober, the EG6000, was developed to serve this much larger production test market. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust up or down our expense structure during the hard to predict cyclical semiconductor equipment demand cycles.

In view of the cyclicality in the semiconductor equipment industry and the resulting market pressures, we are focusing our efforts in the following areas:

o Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flows;

o Developing successful products and services to meet market windows in our target markets;

o Successfully completing new customer evaluations of our new 300mm and strip test handler products;

o Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases to our cost structure; and

o    Expanding our sales, applications, and service capabilities in Asia.

There can be no assurances that these efforts will be successful. In order to become profitable, the market for our products must improve.

Additional information about Electroglas is available on our website at www.electroglas.com. Electroglas makes available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities Exchange Commission ("SEC"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and other filings also are available at the SEC's website at http://www.sec.gov. Information contained on our website is not part of this Quarterly Report on Form 10-Q, or our Annual Report on Form 10-K, or our other filings with the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

General: Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates: The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, allowance for doubtful accounts, guarantee obligations, tax allowances and reserves, and accruals for such items as restructuring reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies: We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the audit committee.

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

Inventory valuation: Inventories are stated at lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. We may record charges to write down inventory due to excess, obsolete and slow moving inventory based on an analysis of the impact of changes in technology on our products (including engineering design changes), the timing of these changes and estimates of future sales volumes. The projections of changes in technology and forecasts of future sales are estimates. We write down inventory to net realizable value based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. If there is weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. We periodically review the carrying value of our inventories by evaluating material usage requirements to determine obsolescence and excess quantities, and reduce the value when appropriate. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale of associated product.

Warranty: We generally warrant our products for a period of thirteen months from the date of shipment and we accrue a current liability for the estimated cost of warranty. For our established products, this accrual is based on historical experience; and for our newer products, this accrual is based on estimates from similar products. In addition, from time to time, specific warranty accruals are made for specific technical problems. If we experience unforeseen technical problems with our products in future periods to meet our product warranty requirements, revisions to our estimated cost of warranty may be required, and our gross margins will be negatively impacted. Estimates have historically approximated actual results.

Allowance for doubtful accounts: We closely monitor the collection of our accounts receivable and record a general reserve for doubtful accounts against aged accounts and a specific reserve for identified amounts that we believe are not recoverable. We sell primarily to large, well-established semiconductor manufacturers and semiconductor test companies and we have not experienced significant accounts receivable losses in the past. We have, however, from time to time experienced slowdowns in receivable collections, especially during semiconductor equipment down cycles, as customers extend their payment schedules to conserve their cash balances. If our customers continue to experience down cycles or their financial conditions were to deteriorate, we may be required to increase our reserve for doubtful accounts. If a customer demonstrated a pattern of renegotiating terms or requesting concessions prior to payment, we would defer revenue until the price was considered fixed and determinable. Estimates have historically approximated actual results.

Tax valuation allowances and reserves: We use estimates based on historical experience and various other assumptions in the area of tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. It is our policy to accrue for tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

                                                      Three months ended                       Six months ended
                                            -------------------------------------   -------------------------------------
(Unaudited)                                  December 3, 2005   November 27, 2004    December 3, 2005   November 27, 2004
-----------------------------------------   -----------------   -----------------   -----------------   -----------------
Net Sales                                               100.0%              100.0%              100.0%              100.0%
Cost of sales                                            81.7                67.0                79.9                62.3
                                            -----------------   -----------------   -----------------   -----------------
Gross profit                                             18.3                33.0                20.1                37.7
Operating expenses:
  Engineering, research and development                  27.7                29.8                30.3                25.6
  Sales, general and administrative                      35.6                29.8                35.5                25.4
  Restructuring                                           2.4                 7.5                 1.2                 3.0
  Impairment                                              0.9                 0.3                 0.5                 0.1
                                            -----------------   -----------------   -----------------   -----------------
    Total operating expenses                             66.6                67.4                67.5                54.1
                                            -----------------   -----------------   -----------------   -----------------
Operating loss                                          (48.3)              (34.4)              (47.4)              (16.4)
Interest income                                           3.2                 0.6                 3.5                 0.4
Interest expense                                         (6.0)               (4.4)               (5.7)               (3.6)
Gain on settlement of long term liability                   -                   -                   -                25.5
Other income (expense), net                              (2.5)                0.2                (0.7)               (0.2)
                                            -----------------   -----------------   -----------------   -----------------
Income (loss) before income taxes                       (53.6)              (38.0)              (50.3)                5.7
Provision (benefit) for income taxes                      0.1                   -                (3.2)                0.1
                                            -----------------   -----------------   -----------------   -----------------
Net income (loss)                                       (53.7)%             (38.0)%             (47.1)%               5.6%
                                            =================   =================   =================   =================

NET SALES

Net sales consists of prober systems, software, and aftermarket prober products and services, consisting primarily of services, spare parts, upgrades and training. Service revenue, included in aftermarket prober products and services revenue below, was 12% and 12% of our net sales for the three and six month periods ended December 3, 2005 and less than 10% for the three and six month periods ended November 27, 2004. Net sales of our products are as follows:

                                                      Three months ended                       Six months ended
                                            -------------------------------------   -------------------------------------
In thousands (unaudited)                     December 3, 2005   November 27, 2004    December 3, 2005   November 27, 2004
-----------------------------------------   -----------------   -----------------   -----------------   -----------------
Prober systems                              $           5,189   $           8,945   $          10,055   $          23,532
Test floor management and CPM software
 products                                                 258                  81                 679               1,043
Aftermarket prober products and services                4,432               4,048               8,830               7,815
                                            -----------------   -----------------   -----------------   -----------------
                                            $           9,879   $          13,074   $          19,564   $          32,390
                                            =================   =================   =================   =================

Net sales for the three month period ended December 3, 2005 were $9.9 million, a 24% decrease from net sales of $13.1 million in the comparable prior year period. The decrease was primarily due to 45% lower system sales, largely in our 200mm prober product lines, as customers delayed orders in 2005 and Electroglas was in a major product transition as customers conducted evaluations of our new 200mm and 300mm products. This decrease in volume was partially offset by 6% higher average selling prices period over period. Net sales for the six month period ended December 3, 2005 were $19.6 million, a 40% decrease from net sales of $32.4 million in the comparable prior year period. The decrease was primarily due to 56% lower system sales for the same reason as noted above. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate. Additionally, the customer evaluation process for our new 300mm prober products and our strip test handler products can be lengthy and can consume significant Company resources. Our future sales will be impacted by our ability to successfully complete these new product evaluations.

International sales, as a percentage of net sales are as follow:

                                 Three months ended                                 Six months ended
In thousands      ----------------------------------------------    ----------------------------------------------
(unaudited)          December 3, 2005        November 27, 2004         December 3, 2005        November 27, 2004
---------------   ---------------------    ---------------------    ---------------------    ---------------------
North America     $    3,547         36%   $    4,791         37%   $    7,707         39%   $   11,472         35%
Asia                   4,085         41%        4,237         32%        7,104         37%       12,597         39%
Europe                 2,247         23%        4,046         31%        4,753         24%        8,321         26%
                  ----------   --------    ----------   --------    ----------   --------    ----------   --------
                  $    9,879        100%   $   13,074        100%   $   19,564        100%   $   32,390        100%
                  ==========   ========    ==========   ========    ==========   ========    ==========   ========

GROSS PROFIT

Gross profit as a percentage of sales was 18% and 20% for the three and six month periods ended December 3, 2005, as compared to 33% and 38% for the same periods in 2004. This decrease in gross profit was primarily due to lower unit sales volumes resulting in higher overhead costs as a percentage of sales. We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, the level of software sales, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross profit in future periods.

ENGINEERING, RESEARCH AND DEVELOPMENT (ER&D)

                                                      Three months ended                       Six months ended
                                            -------------------------------------   -------------------------------------
In thousands (unaudited)                     December 3, 2005   November 27, 2004    December 3, 2005   November 27, 2004
-----------------------------------------   -----------------   -----------------   -----------------   -----------------
ER&D                                        $           2,735   $           3,902   $           5,928   $           8,290
ER&D as a % of net sales                                 27.7%               29.8%               30.3%               25.6%

The decrease in engineering, research and development expenses for the three and six month periods ended December 3, 2005 over the same periods in 2004 in absolute dollars was due to reduced allocated facilities costs resulting from the sale of our San Jose campus in January 2005 combined with 17% reduced employee headcount and related costs from restructuring efforts and reduced spending on engineering materials as new product line development projects neared completion in late 2004. As a percentage of net sales, ER&D expenses decreased for the three month period ended December 3, 2005 as a result of lower spending than the same period in 2004. As a percentage of net sales, ER&D expenses increased for the six month period ended December, 3, 2005 as a result of lower net sales despite lower spending than the same period in 2004. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in selective new wafer prober and strip handler product development programs, although we expect engineering, research and development expenses to decrease in fiscal 2006 due to the completion of several strategic product development programs. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

SALES, GENERAL AND ADMINISTRATIVE (SG&A)

                                                      Three months ended                       Six months ended
                                            -------------------------------------   -------------------------------------
In thousands (unaudited)                     December 3, 2005   November 27, 2004    December 3, 2005   November 27, 2004
-----------------------------------------   -----------------   -----------------   -----------------   -----------------
SG&A                                        $           3,522   $           3,897   $           6,947   $           8,235
SG&A as a % of net sales                                 35.7%               29.8%               35.5%               25.4%

The decrease in sales, general and administrative expenses for the three and six month periods ended December 3, 2005 over the same period in 2004 in absolute dollars was primarily due to reduced selling expenses and outside services. In addition, the Company recorded a one-time benefit of $0.2 million in the first quarter of 2006, which was 2% of sales and $0.01 per share in the six month period ended December 3, 2005, as the result of a change in estimate for foreign tax related obligations. As a percentage of net sales, SG&A expenses increased for the three and six month periods ended December 3, 2005 as a result of lower net sales. SG&A expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

RESTRUCTURING CHARGES

Restructuring charges were $0.2 million for the three and six month periods ended December 3, 2005, as compared to $1.0 million for the same periods last year. Restructuring charges in the six months ended December 3, 2005 primarily relate to workforce reductions, whereas those in the same period last year substantially related to office closures.

INTEREST INCOME

Interest income was $0.3 million and $0.7 million for the three and six month periods ended December 3, 2005, respectively, as compared to $0.1 million and $0.1 million for the same periods last year. The increase primarily resulted from higher average cash and investment balances resulting from the proceeds of sale of our San Jose, California campus in January 2005 combined with higher yields on investments.

INTEREST EXPENSE

Interest expense was $0.6 million and $1.1 million for the three and six month periods ended December 3, 2005, respectively as compared to $0.6 million and $1.2 million for the same period last year. Interest expense is comprised of interest expense and discount amortization on our convertible subordinated notes issued in June 2002 (see Convertible Subordinated Notes and Warrants).

GAIN ON SETTLEMENT OF LONG-TERM LIABILITY

In the six months ended November 27, 2004, we recognized an $8.3 million gain on the one-time settlement of a long term liability to our former parent company that reduced the amounts payable by us to them under a tax benefit sharing agreement from the $9.5 million previously accrued to $1.3 million.

PROVISION (BENEFIT) FOR INCOME TAXES

We had an income tax benefit of $0.6 million and a related foreign currency valuation benefit of $0.1 million for the six months ended December 3, 2005 resulting from a reversal of reserves for certain foreign income tax issues, as significant uncertainties were resolved during the period. Nominal tax provisions were recorded for the three months ended December 3, 2005 and for the three and six months ended November 27, 2004, which were comprised of foreign income and withholding taxes. We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $31.5 million at December 3, 2005, a decrease of $15.4 million from $46.9 million at May 31, 2005 partially due to a $5.0 million increase in long-term investments to achieve a higher return on investments for amounts not required to support current operations. Cash used in operating activities was $10.4 million during the six months ended December 3, 2005 compared to cash provided by operating activities of $1.6 million for the same period last year, primarily due to a gain on the settlement of a long-term liability of $8.3 million in the same period last year combined with the effect of lower sales. Net working capital excluding cash and cash equivalents and short-term investments at December 3, 2005 was $9.8 million as compared to $7.5 million at May 31, 2005. This increase in net working capital was principally due to increased accounts receivable.

Cash used in investing activities was $0.5 million in the six months ended December 3, 2005 compared to $1.4 million for the same period last year. This decrease was principally due to reduced capital expenditures.

During the first six months of fiscal 2006 and for the six months ended November 27, 2004, cash provided by financing activities was $0.2 million and $0.1 million, respectively, from sales of common stock.

Our principal source of liquidity as of December 3, 2005 consisted of $37.5 million of cash, cash equivalents, and investments. During fiscal 2006, we are continuing to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls. However, we were impacted by low sales in the six month period ended December 3, 2005, which resulted in the use of $10.4 million in operations compared to cash provided by operating activities of $1.6 million in the six month period ended November 27, 2004. We currently anticipate that our available cash and cash equivalents at December 3, 2005 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through the next twelve months. The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan but we are often subject to the variability of the market cyclicality. We will take further action as necessary to align our operations and reduce expenses. External financing vehicles have been and are expected to continue to be available to us.

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

In February 2005, we entered into an agreement with 5729 Fontanoso Way, LLC to lease facilities for our new corporate headquarters commencing May 1, 2005 for sixty months. We have an option to extend this lease agreement for an additional five year period. As of December 3, 2005, our total future minimum rental commitments of $6.0 million are as follows for the remainder of fiscal year 2006 and annually for each fiscal year from 2007 through 2010 at $0.7 million, $1.3 million, $1.5 million, $1.3 million, and $1.2 million, respectively. Purchase commitments of $7.7 million as of December 3, 2005 are substantially due within the next 12 months and include $4.4 million of which are non-cancelable.

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

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues in the first six months of fiscal 2006 were $19.6 million compared to $32.4 million in the same period last year. We incurred a net operating loss of $9.3 million in the six months ended December 3, 2005 compared to a net operating loss of $5.3 million in the same period last year. During 2004 customers resumed their capital spending in response to indications of a possible market recovery, however the demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Activity in 2005 in the semiconductor test markets reflected a slowing trend affecting our customers' capital purchases. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at December 3, 2005 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same quarter that they were received. However, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the three and six months ended December 3, 2005, the five months ended May 31, 2005 and the years ended December 31, 2004, 2003, and 2002, five of our customers accounted for 41%, 44%, 58%, 63%, 54% and 41%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the success of our customer evaluations, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected. We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products. As a result, we expect to continue investing in selective new wafer prober and strip handler product development programs, although we expect engineering, research and development expenses to decrease in fiscal 2006 due to the completion of several strategic product development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers, markets related to the growth of the "Strip" test market for final test will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. For example, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share. Additionally, the customer evaluation process for our new 300mm prober products and our strip test handler products can be lengthy and can consume significant Company resources. Our future sales will be impacted by our ability to successfully complete these new product evaluations.

If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected. Our major competitors in the prober market are Tokyo Electron Limited ("TEL") and Tokyo Seimitsu ("TSK"), both of which are based in Japan. In this market, these competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our results of operations. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service and support. We can not assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

Our outstanding convertible notes may be required to be repaid if not converted prior to their maturity; and may, if converted, result in additional dilution to holders of our Common Stock, all of which may adversely affect the value of our Common Stock. In June 2002, we issued $35.5 million in convertible notes and related warrants. During the five months ended May 31, 2005, we purchased in the open market $2.0 million of these notes and retired them.

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

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. In September 2005, the Court of Appeals for the Federal Circuit affirmed the trial court's decision. Lemelson may file an appeal with the United States Supreme Court. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 64%, 61%, 73%, 63%, 65%, and 48% of our net sales for the three and six months ended December 3, 2005, five months ended May 31, 2005 and the years ended December 31, 2004, 2003 and 2002, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

     o the imposition of government controls on our business and/or business partners;

     o fluctuations in the U.S. dollar, which could increase our foreign sales prices in local currencies;

     o    export license requirements;

     o    restrictions on the export of technology;

     o    changes in tariffs;

     o    legal and cultural differences in the conduct of business;

     o    difficulties in staffing and managing international operations;

     o    strikes;

     o    longer payment cycles;

     o    difficulties in collecting accounts receivable in foreign countries;

     o    withholding taxes that limit the repatriation of earnings;

     o    trade barriers and restrictions;

     o    immigration regulations that limit our ability to deploy employees;

     o    political instability;

     o    war and acts of terrorism;

     o    natural disasters; and

     o variations in effective income tax rates among countries where we conduct business.

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

Our business will be harmed if we cannot hire and retain key employees. Our future success partly depends on our ability to hire and retain key personnel. We also need to attract additional skilled personnel in all areas to grow our business. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Our Common Stock is currently trading at a price below the exercise price of over half of our outstanding stock options.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

At December 3, 2005, our cash equivalents and short-term investments consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.2 million. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment and debt portfolios:

                             Maturing      Maturing                  Fair Value
In thousands,                 within      within Two                at December
except percentages           One Year        Years       Total        3, 2005
-------------------------   ----------    ----------   ----------   -----------
Cash equivalents            $   17,249    $        -   $   17,249   $   17,249
   Average rate                   3.50%            -            -            -
Short-term investments      $   10,174    $        -   $   10,174   $   10,155
   Average rate                   3.49%            -            -            -
Long-term investments       $        -    $    6,000   $    6,000   $    5,959
   Average rate                      -          4.49%           -            -

For financial market risks related to changes foreign currency exchange rates, refer to Part II: Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.     CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of December 3, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this transition report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls during the six month period ended December 3, 2005.

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

For further discussion, see Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Results and Financial Condition, - "If we do not successfully protect our intellectual property, our business could be negatively impacted".

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.     OTHER INFORMATION.

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the six months ended December 3, 2005, five months ended May 31, 2005 and each of the years 2004 through 2002.

Six months ended    Five months ended
December 3, 2005       May 31, 2005         2004          2003          2002
----------------    -----------------    ----------    ----------    ----------
      (1)                   (1)             (1)            (1)           (1)

The ratio of earnings to fixed charges represents the number of times "fixed charges" are covered by "earnings." "Fixed charges" consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. "Earnings" consist of income from continuing operations before income taxes plus fixed charges.

(1) We would have had to generate additional earnings for the six months ended December 3, 2005, the five months ended May 31, 2005 and the years ended December 31, 2004, 2003 and 2002 of $9.2 million, $12.4 million, $6.3 million, $60.1 million, and $77.8 million, respectively to achieve a ratio of 1:1.

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

                                             ELECTROGLAS, INC.


DATE: January 11, 2006                       BY: /s/ Thomas E. Brunton
                                                 -------------------------------
                                                 Thomas E. Brunton
                                                 Chief Financial Officer,
                                                 Principal Financial and
                                                 Accounting Officer