Form 10-Q
period 2006-03-04
ELECTROGLAS INC
filed 2006-04-12
CIK 902281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 4, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 3, 2006, 21,961,000 shares of the Registrant’s common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

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
•

Our anticipation that our future cash from operations, available cash and cash equivalents at March 4, 2006, should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;

•

Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, the level of software sales, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs;

•

Our belief that it is improbable that we will be required to pay any material amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;

•

Our anticipation that outstanding restructuring charges as of March 4, 2006 from the 2004 Plan will be substantially paid by the end of fiscal 2007 and from the 2003 Plan will be substantially paid by the end of fiscal 2006;

•	Our belief that our products do not infringe the Lemelson patents;
•	The anticipated performance of our new EG6000 products;
•	Our expectation that external financing vehicles will continue to be available to us;
•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;
•	Future restructuring activities;
•

Our belief that to stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles;

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

•	Our belief that we would ultimately prevail in a claim by a trustee or debtor in possession in connection with one of our customer’s bankruptcy proceedings;
•	Our expectation that we will continue investing in selective new wafer prober and strip handler product development programs;
•	Our expectation that engineering, research and development expenses will decrease in fiscal 2006 due to the completion of several strategic product development programs; and
•	Our expectation to continue to incur expenses and to devote management resources to Section 404 compliance;
•	Our expectations with respect to our future cash payment obligations and purchase commitments;
•	Our expectations with respect to the impact of the adoption of SFAS 123(R), SFAS 151, Statement 154 and Issue 05-06 on our financial position, cash flows and results of operations;

•	Our belief that in order to become profitable, the market for our products must improve and we must gain market share;
•	Our belief that future sales will be impacted by our ability to successfully complete new product evaluations;
•	Our intention to continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability; and
•	Our intention to continue to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls.

The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements.  These risks and uncertainties include but are not limited to:

•	An unanticipated lack of resources to continue to make investments in technological advances necessary to maintain competitive advantages;
•	An unanticipated lack of resources necessary to pay outstanding restructuring charges;
•	An unanticipated product performance failures and the lack of market acceptance of our new EG6000 products;
•	An unanticipated lack of resources sufficient to invest in selective new wafer prober and strip handler product development programs;
•	Unanticipated changes in SFAS 123(R), SFAS 151, Statement 154, Issue 05-06 and similar standards;
•	Continued cyclicality in the semiconductor industry;
•	The ability to secure additional funding, if needed;
•	The ability to achieve broad market acceptance of existing and future products; and
•	The loss of one or more of our customers.

For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading “Factors that May Affect Results and Financial Condition” in this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in our Reports on Forms 10-K, 10-Q, 8-K and other reports filed from time to time with the Securities and Exchange Commission.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended		Nine months ended

	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Sales	$10,931	$8,376	$28,679	$39,210
Sales to related parties	374	50	2,189	1,605

Net sales	11,305	8,426	30,868	40,815
Cost of sales	7,937	7,893	23,563	26,417

Gross profit	3,368	533	7,305	14,398
Operating expenses:
Engineering, research and development	2,856	3,505	8,784	10,035
Sales, general and administrative	4,226	4,592	11,173	16,234
Restructuring	—	—	239	981
Property, plant & equipment impairments	—	4,214	89	4,251

Total operating expenses	7,082	12,311	20,285	31,501

Operating loss	(3,714)	(11,778)	(12,980)	(17,103)
Interest income	285	210	972	339
Interest expense	(592)	(616)	(1,711)	(1,784)
Gain on settlement of long term liability	—	—	—	8,273
Gain on sale of investment	—	3,545	—	3,545
Other income (expense), net	(195)	(161)	(339)	(226)

Loss before income taxes	(4,216)	(8,800)	(14,058)	(6,956)
Provision (benefit) for income taxes	8	(11)	(627)	5

Net loss	$(4,224)	$(8,789)	$(13,431)	$(6,961)

Net loss per share, basic and diluted	$(0.19)	$(0.40)	$(0.61)	$(0.32)

Shares used in basic and diluted calculations	21,911	21,713	21,854	21,609

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 4, 2006	May 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$21,449	$31,985
Short term investments	4,254	14,944
Accounts receivable, net of allowances of $530 and $594	9,826	5,588
Accounts receivable from related party	1,191	82
Inventories, net	17,139	16,983
Prepaid expenses and other current assets	2,556	3,034

Total current assets	56,415	72,616
Long term investments	5,952	977
Property, plant and equipment, net	5,301	6,136
Goodwill and intangible assets	1,942	2,099
Other assets	622	894

Total assets	$70,232	$82,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,314	$7,163
Accrued liabilities	6,641	8,683
Deferred revenues	1,584	1,837

Total current liabilities	17,539	17,683
Convertible subordinated notes, net	31,781	31,145
Other non-current liabilities	1,608	1,462

Total liabilities	50,928	50,290
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,105,000 and 21,875,000 shares issued and outstanding, respectively	221	219
Additional paid-in capital	160,103	159,734
Accumulated deficit	(138,670)	(125,239)
Accumulated other comprehensive income (loss)	(54)	14
Cost of common stock in treasury; 155,000 shares	(2,296)	(2,296)

Total stockholders’ equity	19,304	32,432

Total liabilities and stockholders’ equity	$70,232	$82,722

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended

	March 4, 2006	February 26, 2005

Cash used in operating activities
Net loss	$(13,431)	$(6,961)
Gain on settlement of long term liability	—	(8,273)
Gain on sale of long term investment	—	(3,545)
Charges to net loss not affecting cash	4,057	8,355
Changes in operating assets and liabilities	(6,876)	6,754

	(16,250)	(3,670)
Cash provided by investing activities
Capital expenditures	(398)	(433)
Proceeds from sale of property, plant & equipment	17	28,350
Proceeds from sale of long term investment	—	6,575
Purchases of investments	(10,000)	(2,000)
Maturities of investments	15,731	1,000

	5,350	33,492
Cash provided by financing activities
Sales of common stock	371	388
Effect of exchange rate changes on cash	(7)	(4)

Net increase (decrease) in cash and cash equivalents	(10,536)	30,206
Cash and cash equivalents at beginning of period	31,985	21,797

Cash and cash equivalents at end of period	$21,449	$52,003

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

Effective July 5, 2005, Electroglas, Inc. changed its fiscal year-end from December 31 to May 31 retroactive to May 31, 2005.  The Company’s fiscal quarters are every 13 weeks and end on Saturday.  Unaudited information for the three and nine months ended March 4, 2006, the comparable period of 2004, and the financial position as of May 31, 2005 are included in this Quarterly Report on Form 10-Q. Audited information for the transition period January 1, 2005 to May 31, 2005 will be included in Electroglas, Inc.’s Annual Report on Form 10-K to be filed for the Company’s new fiscal year ending May 31, 2006.

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

COMPREHENSIVE LOSS

Comprehensive loss includes net loss as well as additional other comprehensive income (loss) items. The following schedule summarizes the activity net of related taxes:

	Three months ended		Nine months ended

In thousands (unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Net loss	$(4,224)	$(8,789)	$(13,431)	$(6,961)
Unrealized gains (losses) on investments, net	5	—	(68)	4

Comprehensive loss	$(4,219)	$(8,789)	$(13,499)	$(6,957)

At March 4, 2006 accumulated other comprehensive loss included in the Company’s balance sheet was comprised entirely of net unrealized losses on investments.

NET LOSS PER SHARE CALCULATIONS

	Three months ended		Nine months ended

In thousands, except share amounts (unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Net loss for basic and diluted EPS calculations	$(4,224)	$(8,789)	$(13,431)	$(6,961)

Weighted average shares outstanding used for basic and diluted calculations	21,910,799	21,712,851	21,854,421	21,608,995

Basic and diluted net loss per share	$(0.19)	$(0.40)	$(0.61)	$(0.32)

The following shares were excluded from the basic and diluted calculations as the effect of their inclusion would have been anti-dilutive:

Stock options (weighted average shares)	3,600,000	3,492,000	3,591,000	3,668,000
Shares issuable for convertible subordinated notes	3,269,000	3,465,000	3,269,000	3,465,000
Shares held in escrow in connection with acquisition	8,000	26,000	20,000	26,000

	6,877,000	6,983,000	6,880,000	7,159,000

INVESTMENTS

The following is a summary of the Company’s available-for-sale investments for the periods ended:

March 4, 2006, in thousands (unaudited)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market securities	$14,232	$—	$—	$14,232
Market auction preferred notes	2,000	—	—	2,000
Government securities	7,300	—	(48)	7,252
Corporate securities	2,961	—	(7)	2,954

Total available-for-sale	26,493	—	(55)	26,438
Less amounts classified as cash equivalents	(16,232)	—	—	(16,232)
Less amounts classified as long term investments	(6,000)	—	48	(5,952)

Total short term investments	$4,261	$—	$(7)	$4,254

As of March 4, 2006, $20.5 million of the company’s available for sale investments will mature within one year and $6.0 million will mature within two years.

May 31, 2005, in thousands (unaudited)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market securities	$18,703	$—	$(2)	$18,701
Market auction preferred notes	4,600	—	—	4,600
Government securities	7,660	24	(3)	7,681
Corporate securities	3,402	—	(5)	3,397
Bank guarantee deposits	243	—	—	243

Total available-for-sale	34,608	24	(10)	34,622
Less amounts classified as cash equivalents	(18,703)	—	2	(18,701)
Less amounts classified as long term investments	(979)	—	2	(977)

Total short term investments	$14,926	$24	$(6)	$14,944

CUSTOMER BANKRUPTCY

In October 2005, one of the Company’s customers filed a voluntary petition for business reorganization under Chapter 11 of the United States Bankruptcy Code. The Company received payments from this customer of $0.1 million in Q2 and $0.6 million in Q3. Since $0.2 million of these payments relate to invoices issued prior to the bankruptcy filing, it is possible that the trustee or debtor in possession in the bankruptcy may seek to void the payment as a preference payment.  In the event such a claim was brought, the Company would contest such claim vigorously, and the Company believes they would ultimately prevail.  However, given the uncertainties inherent in litigation and bankruptcy proceedings, there can be no assurance that the ultimate outcome would be in the Company’s favor. The Company has considered this risk in establishing its allowance for doubtful accounts as of March 4, 2006.

Subsequent to the petition date, the Company has continued to sell product to this customer, approximating $0.7 million, based upon an order from the Bankruptcy Court authorizing the debtor in possession to enter into agreements in the ordinary course of business and to make payments on these post-petition obligations. As of March 4, 2006, accounts receivable from this customer approximated $0.2 million. Based upon the Court’s order and the customer’s existing credit facilities, the Company has concluded that the customer has the ability and willingness to pay and therefore no specific reserves have been provided for these receivables.

INVENTORIES

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by reviewing sales forecasts, material usage requirements, and by reviewing the impact of changes in technology on the Company’s products (including engineering design changes). These forecasts of changes in technology, future sales and pricing are estimates. The Company may record charges to write down inventories based on these reviews and forecasts. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods.

The following is a summary of inventories by major category:

In thousands (unaudited)	March 4, 2006	May 31, 2005

Raw materials	$7,014	$8,994
Work in process	7,244	5,878
Finished goods	2,881	2,111

	$17,139	$16,983

SALE OF SAN JOSE, CALIFORNIA CAMPUS

On January 5, 2005, the Company sold its San Jose, California campus to Integrated Device Technology (IDT) for $28.4 million cash, net of closing costs, with a leaseback of portions of the campus through June 30, 2005. We recorded a $4.1 million impairment charge during the three months ended February 26, 2005 based upon the net realizable value from this sale. See Warranty Reserves and Guarantees below for a discussion of guarantee obligations to IDT under indemnification provisions of this sales agreement. Under the leaseback portion of this agreement, there were no rental payments from January 5, 2005 to June 30, 2005. The fair value of base rent and common area charges of $0.5 million was recorded as a prepaid expense in January 2005 and was amortized through May 2005, the period of leaseback occupancy.

INVESTMENT IN CASCADE MICROTECH, INC.

On December 20, 2004, the Company sold its minority equity investment in Cascade Microtech, Inc. in connection with their Initial Public Offering. The Company received $6.6 million in net proceeds from the sale and recorded a $3.5 million gain in the three months ended February 26, 2005.

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

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands (unaudited)	Balance at Beginning of Period	New Warranties Charged to Costs of Sales	Warranty Reserve Utilized	Changes in Estimated Costs for Existing Warranties	Balance at End of Period

Three months ended March 4, 2006	$1,255	$556	$(492)	$46	$1,365
Three months ended February 26, 2005	$2,255	$917	$(1,051)	$(20)	$2,101
Nine months ended March 4, 2006	$1,648	$1,339	$(1,947)	$325	$1,365
Nine months ended February 26, 2005	$2,729	$2,203	$(3,045)	$214	$2,101

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

As of May 31, 2004, accrued restructuring charges were $0.3 million, $0.2 million for severance charges from the 2003 Plan and $0.1 million for office closures from the 2002 Plan. No restructuring charges were recorded in the three months ended February 26, 2005. For the nine months ended February 26, 2005, restructuring charges resulting from the 2004 Plan of $1.0 million were recorded, $0.8 million for office closures and $0.2 million for severance packages. Cash payments made during the three and nine month periods ended February 26, 2005 were $0.1 million and $0.5 million, respectively, related to severance and other charges from the 2003 and 2004 Plans. Restructuring reserves as of February 26, 2005 were $0.7 million primarily related to office space reductions from the 2004 Plan which are anticipated to be substantially paid by the end of fiscal 2006.

As of May 31, 2005, accrued restructuring charges were $0.7 million substantially related to office closures from the 2004 Plan. No restructuring charges were recorded in the three months ended March 4, 2006. For the nine month period ended March 4, 2006, the Company recorded $0.2 million in restructuring charges for workforce reductions resulting from the 2003 and 2006 Plans. Cash payments for the three and nine months ended March 4, 2006 were $0.1 million and $0.2 million related to office closures and nominal and $0.1 million related to workforce reductions. Accrued restructuring charges as of March 4, 2006, which are included in accrued liabilities, were $0.4 million related to office space reductions from the 2004 Plan which are anticipated to be substantially paid by the end of fiscal 2007 and $0.2 million related to workforce reductions from the 2003 Plan which are anticipated to be substantially paid by the end of fiscal 2006.

CHANGE IN ESTIMATES FOR CERTAIN NON-INCOME TAX OBLIGATIONS

In the first quarter of fiscal 2006, the Company recorded a change in accounting estimate in value added taxes (VAT) that reduced sales, general and administrative expenses by $0.2 million due to agreements reached with France and Singapore tax authorities.  This change in accounting estimate had the effect of reducing the net loss in the three and nine months ended March 4, 2006 by nil and $0.01 per share, respectively.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company had a nominal tax provision for the third quarter of fiscal 2006 and an income tax benefit of $0.6 million for the nine months ended March 4, 2006 resulting from a reversal of reserves for certain foreign income tax issues.  These changes in accounting estimates had the effect of reducing the net loss in the three and nine months ended March 4, 2006 by nil and $0.03 per share, respectively.

Nominal tax provisions were recorded for the three and nine months ended February 26, 2005, which were comprised of foreign income and withholding taxes.  The Company will continue to record a full valuation allowance on domestic tax benefits until it can sustain an appropriate level of profitability.

The Company uses estimates based on historical experience and various other assumptions in the area of income tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities. It is the Company’s policy to accrue for income tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. As of March 4, 2006 and May 31, 2005, income tax related reserves totaled approximately $1.0 million and $1.7 million, respectively.

SETTLEMENT OF LONG TERM LIABILITY

In the three months ended August 28, 2004, the Company negotiated an agreement with its former parent company that reduced the amounts payable by Electroglas under its tax benefit sharing agreement. Under the terms of the new agreement, the Company agreed to make payments of $1.3 million over the next seven quarters, rather than the previously accrued amount of approximately $9.5 million. As a result of this settlement, the Company recorded an $8.3 million gain, or $0.38 per basic share, in the nine months ended February 26, 2005.  As of March 4, 2006, $0.3 million remains payable under this agreement.

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes due in June 2007. The net proceeds from this placement were $32.5 million. Interest on the notes is payable each year on the fifteenth of June and December. In the three months ended May 31, 2005, the Company repurchased a total of $2.0 million of the notes with a $1.8 million net book value for $1.8 million of cash.  The remaining convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of 3,269,409 shares of common stock at a conversion price of $10.2465 per share. Annual interest payments are $1.8 million and are charged to interest expense.

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

The following is a summary of convertible subordinated notes, net as of:

In thousands (unaudited)		March 4, 2006	May 31, 2005

Convertible subordinated notes		$33,500	$33,500
Less:	Discount	(760)	(1,087)
	Deferred financing costs	(959)	(1,268)

		$31,781	$31,145

LONG TERM LIABILITY - DEFERRED RENT

In the first quarter of 2005, the Company entered into an agreement with 5729 Fontanoso Way, LLC to lease facilities for its new corporate headquarters. This five year agreement includes tenant concessions such as tenant improvement allowances of $1.0 million and 18 months “free rent”. The Company records rent expense as the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $1.4 million and $1.1 million as of March 4, 2006 and May 31, 2005, respectively.

LINE OF CREDIT

In July 2004, the Company established a revolving line of credit with Comerica Bank under which the Company may borrow up to $7.5 million based upon eligible accounts receivable balances.  This line of credit is secured by certain of the Company’s assets and requires that the Company maintain certain financial covenants. As of March 4, 2006, no amounts were outstanding under this line of credit, and a letter of credit in the amount of $0.3 million was secured by this credit line. The Company currently maintains cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent the Company borrows against this credit line.

COMMITMENTS AND CONTINGENCIES

The Company’s lease agreement with 5729 Fontanoso Way, LLC for its new corporate headquarters commenced on May 1, 2005 for sixty months.  The Company has an option to extend this lease agreement for an additional five year period.

As of March 4, 2006, cash payment obligations were as follows:

		Payments Due by Period

Contractual Obligations (In thousands)	Total	Remaining Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010

Operating leases	$6,107	$371	$1,493	$1,575	$1,389	$1,279
Purchase commitments	9,866	8,359	1,507	—	—	—
Settlement agreements	300	150	150	—	—	—
Interest payments on convertible subordinated notes	2,638	—	1,759	879	—	—
Principal payment on convertible subordinated notes	33,500	—	—	33,500	—	—

Total cash obligations	$52,411	$8,880	$4,909	$35,954	$1,389	$1,279

Purchase commitments include $9.5 million of inventory purchase commitments, $4.2 million of which are cancelable.

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

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to our knowledge, Lemelson has not asserted that we may be liable for infringing its patents.  However, we have received notice from some of the customers receiving letters from Lemelson that, in the event it is determined that the customers’ actions infringe the Lemelson patents, the customers may seek reimbursement from us for some damages or expenses resulting from the infringement.  We have in turn notified our suppliers that we may seek reimbursement from them for any resultant costs and fees we incur as a consequence of our customers being held liable for infringement of the Lemelson patents.  In addition, some of our suppliers were notified that their equipment may infringe certain Lemelson patents. These suppliers are currently engaged in litigation with Lemelson in regards to fourteen of Lemelson’s patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. In September 2005, the Court of Appeals for the Federal Circuit affirmed the trial court’s decision.  Lemelson may file an appeal with the United States Supreme Court. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business.

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

	Option Plans Three months ended		Employee Stock Purchase Plan Three months ended

	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Expected dividend yield	—	—	—	—
Expected stock price volatility	83.9%	97.7%	48.8%	77.9%
Risk-free interest rate	4.8%	3.9%	2.9%	3.2%
Expected life in years	2.9	2.5	0.5	0.5

	Option Plans Nine months ended		Employee Stock Purchase Plan Nine months ended

	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Expected dividend yield	—	—	—	—
Expected stock price volatility	92.8%	96.7%	59.7%	77.2%
Risk-free interest rate	4.2%	3.8%	3.7%	2.6%
Expected life in years	3.3	2.6	0.5	0.5

No stock-based employee compensation cost is reflected in net loss for the three and nine months ended March 4, 2006 and February 26, 2005 as all options granted, during the relevant periods, under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the employee options is amortized ratably over the vesting period, from eighteen months to four years, and the estimated fair value of the stock purchases under the Employee Stock Purchase Plan is amortized ratably over the six-month purchase period.

The following table illustrates the effect on net loss and net loss per share if the Company had accounted for its stock option plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three months ended		Nine months ended

In thousands, except per share data (unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Net loss - as reported	$(4,224)	$(8,789)	$(13,431)	$(6,961)
Deduct: Total stock-based employee compensation expense net of related tax effects	(552)	(595)	(1,846)	(2,033)

Pro forma net loss	$(4,776)	$(9,384)	$(15,277)	$(8,994)

Net loss per share:
Basic and diluted - as reported	$(0.19)	$(0.40)	$(0.61)	$(0.32)

Basic and diluted - pro forma	$(0.22)	$(0.43)	$(0.70)	$(0.42)

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

The following is a summary of the Company’s net sales to external customers by geographic regions:

	Three months ended		Nine months ended

In thousands (unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

North America	$5,067	$3,566	$12,773	$15,040
Asia	3,828	1,437	10,932	14,031
Europe	2,410	3,423	7,163	11,744

	$11,305	$8,426	$30,868	$40,815

In the three months ended March 4, 2006, sales to customers in the United States, Thailand, and France represented 45%, 16% and 13% of sales, respectively.  In the same period in 2005, sales to customers in the United States and France represented 42% and 24% of sales, respectively.  In the first nine months of fiscal 2006, sales to customers in the United States and France represented 40% and 10% of sales, respectively.  In the same period in 2005, sales to customers in the United States, Singapore, and France represented 37%, 16% and 15% of sales, respectively.

The following table presents summary information of the Company’s net sales by product, although the Company manages its business as a single operating unit:

	Three months ended		Nine months ended

In thousands (unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Prober systems	$7,655	$5,394	$17,710	$28,926
Software products	178	168	857	1,210
Aftermarket prober products and services	3,472	2,864	12,301	10,679

	$11,305	$8,426	$30,868	$40,815

The following table presents summary information of the Company’s significant customers as a percentage of sales:

	Three months ended		Nine months ended

(Unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Customer A	28%	29%	22%	33%
Customer B	18%	2%	10%	6%
Customer C	—	15%	—	4%
Customer D	3%	9%	2%	12%

The following is a summary of the Company’s identifiable long-lived assets by geographic regions as of:

In thousands (unaudited)	March 4, 2006	May 31, 2005

United States	$4,409	$4,804
Asia	686	1,079
Europe	206	253

	$5,301	$6,136

RELATED PARTY TRANSACTIONS

One of the Company’s directors is a director of National Semiconductor, a customer of the Company. The Company sold prober products to National Semiconductor of $0.4 million and $1.9 million for the three and nine months ended March 4, 2006, respectively.  For the three and nine months ended February 26, 2005, sales to National Semiconductor were $0.1 million and $1.6 million, respectively. As of March 4, 2006 and May 31, 2005, there were $1.2 million and $0.1 million in accounts receivable due from National Semiconductor, respectively.

One of the Company’s directors is an officer of Novellus, Inc., a customer of the Company.  The Company sold prober products to Novellus, Inc of nil and $0.3 million for the three and nine months ended March 4, 2006. As of March 4, 2006, there were no  accounts receivable due from Novellus, Inc.

One of the Company’s directors is an officer of Vignani Inc., a vendor of the Company, providing engineering services.  Payments made and payable are negligible for the three and nine months ended March 4, 2006 and February 26, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123 (R ), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. This Statement is effective at the beginning of a company’s first annual period beginning after December 15, 2005.  Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).

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

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of Statement 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning after June 29, 2005. The adoption of Issue 05-06 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Starting in 2003, we refocused our Company on our core competency of delivering advanced wafer probers and extending our wafer probing technologies throughout the back-end of the semiconductor manufacturing process. In December 2004, we introduced a new extended performance 200mm wafer prober, the 4090µ+. In January 2005, we introduced a new 300mm prober, the EG6000, that represents a major advancement in prober design and automation and is focused on providing substantially better performance than currently available competitors’ products.

Our customers include both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. In addition, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share. The initial product, 5/300, served the small market for 300mm parametric and process development applications, but did not adequately meet customers’ requirements for high volume production test, which is the large majority of the 300mm prober market. The new 300mm prober, the EG6000, was developed to serve this much larger production test market. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles.

In view of the cyclicality in the semiconductor equipment industry and the resulting market pressures, we are focusing our efforts in the following areas:

•	Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flows;
•	Developing successful products and services to meet market windows in our target markets;
•	Successfully completing new customer evaluations of our new 300mm and strip test handler products;
•	Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases to our cost structure; and
•	Expanding our sales, applications, and service capabilities in Asia.

There can be no assurances that these efforts will be successful. In order to become profitable, the market for our products must improve.

Additional information about Electroglas is available on our website at www.electroglas.com. Electroglas makes available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and other filings also are available at the SEC’s website at http://www.sec.gov. Information contained on our website is not part of this Quarterly Report on Form 10-Q, or our Annual Report on Form 10-K, or our other filings with the SEC.

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

Revenue recognition: We recognize revenue on the sale of our equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions and when we are assured of our ability to collect from our customer.  In recognizing revenue we make certain assumptions and estimates, namely: (i) we consider a new system routinely accepted in the marketplace when three to five successful installations based on our acceptance criteria have been put into customer production; (ii) we consider systems delivered separately from options to have value to our customers on a stand alone basis if the options have a unique price assigned and are not significant to the total amount of the order and the options are not fundamental to the functionality of the system; (iii) we consider systems delivered separately from installation and training to have value to our customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing our systems without the support of our installers, installation and training are routine and inconsequential to the total value of the transaction, and these services are routinely sold on a stand-alone basis; and (iv) for most customers we assume that, based on past history, we will continue to collect our receivables from our customers without payment or product concessions, despite the fact that they have larger financial size relative to us and despite our dependence on them in a heavily concentrated industry.

Inventory valuation: Inventories are stated at lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method.  We periodically review the carrying value of inventories and non-cancelable purchase commitments by reviewing sales forecasts, material usage requirements, and by reviewing the impact of changes in technology on the Company’s products (including engineering design changes). These forecasts of changes in technology, future sales, and pricing are estimates. We may record charges to write down inventories based on these reviews and forecasts. If there is weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which may negatively impact gross margins in future periods. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.

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

Allowance for doubtful accounts:  We closely monitor the collection of our accounts receivable and record a general allowance for doubtful accounts against aged accounts and a specific reserve for identified amounts that we believe are not recoverable. We sell primarily to large, well-established semiconductor manufacturers and semiconductor test companies and we have not experienced significant accounts receivable losses in the past. We have, however, from time to time experienced slowdowns in receivable collections, especially during semiconductor equipment down cycles, as customers extend their payment schedules to conserve their cash balances. If our customers continue to experience down cycles or their financial conditions were to deteriorate, we may be required to increase our allowance for doubtful accounts. If a customer demonstrated a pattern of renegotiating terms or requesting concessions prior to payment, we would defer revenue until the price was considered fixed and determinable. Estimates have historically approximated actual results.

Tax valuation allowances and reserves:  We use estimates based on historical experience and various other assumptions form the basis for making judgments about the carrying values of tax assets and liabilities. It is our policy to accrue for tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended		Nine months ended

(Unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.2	93.7	76.3	64.7

Gross profit	29.8	6.3	23.7	35.3
Operating expenses:
Engineering, research and development	25.3	41.6	28.4	24.6
Sales, general and administrative	37.4	54.5	36.2	39.8
Restructuring	—	—	0.8	2.4
Impairment	—	50.0	0.3	10.4

Total operating expenses	62.7	146.1	65.7	77.2

Operating loss	(32.9)	(139.8)	(42.0)	(41.9)
Interest income	2.5	2.5	3.2	0.8
Interest expense	(5.2)	(7.3)	(5.6)	(4.4)
Gain on settlement of long term liability	—	—	—	20.3
Gain on sale of investment	—	42.1	—	8.7
Other income (expense), net	(1.7)	(1.9)	(1.1)	(0.5)

Loss before income taxes	(37.3)	(104.4)	(45.5)	(17.0)
Provision (benefit) for income taxes	0.1	(0.1)	(2.0)	0.0

Net loss	(37.4)%	(104.3)%	(43.5)%	(17.0)%

Net Sales

Net sales consists of prober systems, software, and aftermarket prober products and services, consisting primarily of services, spare parts, upgrades and training. Service revenue, included in aftermarket prober products and services revenue below, was 11% of our net sales for the nine month period ended March 4, 2006 and less than 10% for the three month period ended March 4, 2006 and for the three and nine month periods ended February 26, 2005.  Net sales of our products are as follows:

	Three months ended		Nine months ended

In thousands (unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Prober systems	$7,655	$5,394	$17,710	$28,926
Software products	178	168	857	1,210
Aftermarket prober products and services	3,472	2,864	12,301	10,679

	$11,305	$8,426	$30,868	$40,815

Net sales for the three month period ended March 4, 2006 were $11.3 million, a 34% increase from net sales of $8.4 million in the comparable prior year period. The increase is primarily due to an increase in system sales. Net sales for the nine month period ended March 4, 2006 were $30.9 million, a 24% decrease from net sales of $40.8 million in the comparable prior year period. This decrease was primarily due to 36% lower system sales largely in our 200mm prober product lines, as customers delayed orders and Electroglas was in a major product transition as customers conducted evaluations of our new 200mm and 300mm products. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate.  Additionally, the customer evaluation process for our new 300mm prober products and our strip test handler products can be lengthy and can consume significant Company resources.  Our future sales will be impacted by our ability to successfully complete these new product evaluations.

International sales, as a percentage of net sales are as follow:

	Three months ended				Nine months ended

In thousands (unaudited)	March 4, 2006		February 26, 2005		March 4, 2006		February 26, 2005

North America	$5,067	45%	$3,566	42%	$12,773	41%	$15,040	37%
Asia	3,828	34%	1,437	17%	10,932	36%	14,031	34%
Europe	2,410	21%	3,423	41%	7,163	23%	11,744	29%

	$11,305	100%	$8,426	100%	$30,868	100%	$40,815	100%

Gross Profit

	Three months ended		Nine months ended

In thousands (unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Gross Profit	$3,368	$533	$7,305	$14,398
Gross profit as a % of net sales	29.8%	6.3%	23.7%	35.3%

The year over year third quarter increase in gross profit percentages was due to a favorable mix of products sold with higher average selling prices, a higher volume of products sold resulting in improved factory overhead absorption rates, and lower warranty and inventory provision costs in the current quarter.  The year over year nine month decrease in gross profit percentages was due to a lower volume of products sold with slightly lower average selling prices resulting in less absorption of factory overhead costs and higher warranty and inventory provision expenses relative to the level of sales.  We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, the level of software sales, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

	Three months ended		Nine months ended

In thousands (unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

ER&D	$2,856	$3,505	$8,784	$10,035
ER&D as a % of net sales	25.3%	41.6%	28.5%	24.6%

The decrease in engineering, research and development expenses for the three and nine month periods ended March 4, 2006 over the same periods in 2005 in absolute dollars was due to reduced allocated facilities costs resulting from the sale of our San Jose campus in January 2005 combined with 15% reduced employee headcount and related costs from restructuring efforts and reduced spending on engineering materials as new product line development projects neared completion in late 2004. As a percentage of net sales, ER&D expenses decreased for the three month period ended March 4, 2006 as a result of lower spending than the same period in 2005. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in selective new wafer prober and strip handler product development programs, although we expect engineering, research and development expenses to decrease in fiscal 2006 due to the completion of several strategic product development programs. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Three months ended		Nine months ended

In thousands (unaudited)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

SG&A	$4,226	$4,592	$11,173	$16,234
SG&A as a % of net sales	37.4%	54.5%	36.2%	39.8%

The decrease in sales, general and administrative expenses for the three and nine month periods ended March 4, 2006 over the same period in 2005 in absolute dollars was primarily due to reduced facilities costs resulting from the sale of our San Jose campus in January 2005 and reduced audit and compliance costs. In addition, the Company recorded a one-time benefit of $0.2 million in the first quarter of 2006, which was 2% of sales and $0.01 per share in the nine month period ended March 4, 2006, as the result of a change in estimate for value added and similar taxes in France and Singapore. As a percentage of net sales, SG&A expenses decreased for the three month period ended March 4, 2006 as a result of higher net sales. SG&A expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Restructuring Charges

Restructuring charges were nil and $0.2 million for the three and nine month periods ended March 4, 2006, as compared to nil and $1.0 million for the same periods last year. Restructuring charges in the nine months ended March 4, 2006 primarily relate to workforce reductions, whereas those in the same period last year substantially related to office closures.

Interest Income

Interest income was $0.3 million and $1.0 million for the three and nine month periods ended March 4, 2006, respectively, as compared to $0.2 million and $0.3 million for the same periods last year. These increases primarily resulted from higher average cash and investment balances resulting from the proceeds of sale of our San Jose, California campus in January 2005 combined with higher yields on investments.

Interest Expense

Interest expense was $0.6 million and $1.7 million for the three and nine month periods ended March 4, 2006, respectively, as compared to $0.6 million and $1.8 million for the same periods last year. Interest expense is largely comprised of interest expense and discount amortization on our convertible subordinated notes issued in June 2002 (see Convertible Subordinated Notes and Warrants).

Gain on Settlement of Long Term Liability

In the nine months ended February 26, 2005, we recognized a $8.3 million gain on the settlement of a long term liability to our former parent company that reduced the amounts payable by us to them under a tax benefit sharing agreement from the $9.5 million previously accrued to $1.3 million.

Gain on Sale of Long Term Investment

In the three months ended February 26, 2005, we sold our minority equity investment in Cascade Microtech, Inc. in connection with their initial public offering. We received $6.6 million in net proceeds from the sale, and we recorded a gain of $3.5 million.

Provision (Benefit) for Income Taxes

We had an income tax benefit of $0.6 million for the nine months ended March 4, 2006 resulting from a reversal of reserves for certain foreign income tax issues, as significant uncertainties were resolved during the period.  Nominal tax provisions were recorded for the three months ended March 4, 2006 and for the three and nine months ended February 26, 2005, which were comprised of foreign income and withholding taxes.  We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.  We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments totaled $25.7 million at March 4, 2006, a decrease of $21.2 million from $46.9 million at May 31, 2005.

Operating activities: Cash used in operating activities was $16.2 million during the nine months ended March 4, 2006 compared to $3.7 million for the same period last year, primarily due to gains on the settlement of a long term liability of $8.3 million and on the sale of a long term investment of $3.5 million in the same period last year combined with the effect of lower sales in the current year. Net working capital excluding cash and cash equivalents and short-term investments at March 4, 2006 was $13.0 million as compared to $8.0 million at May 31, 2005. This increase in net working capital was principally due to increased accounts receivable on shipments late in the third quarter of 2006.

Investing activities: Cash provided by investing activities was $5.3 million in the nine months ended March 4, 2006 compared to $33.5 million for the same period last year. This decrease principally relates to proceeds in the prior year from the sale of the Company’s San Jose campus for $28.4 million in January 2005.

Financing activities: During the first nine months of fiscal 2006 and for the same period in the prior year, cash provided by financing activities was $0.4 million and $0.4 million, respectively, from sales of common stock to employees.

Our principal source of liquidity as of March 4, 2006 consisted of $31.7 million of cash, cash equivalents, and investments. During fiscal 2006, we are continuing to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls. However, we were impacted by low sales in the nine month period ended March 4, 2006, which resulted in the use of $16.2 million in operations compared to $3.7 million in the nine month period ended February 26, 2005. We currently anticipate that our available cash and cash equivalents at March 4, 2006 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through the next twelve months. The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan but we are often subject to the variability of the market cyclicality. We will take further action as necessary to align our operations and reduce expenses.  External financing vehicles have been and are expected to continue to be available to us.  We currently have outstanding $33.5 million convertible notes, which mature in June 2007.  Prior to maturity, we may voluntarily redeem the outstanding balance of these notes for $34.2 million plus accrued and unpaid interest.  Unless the Notes are redeemed or converted, we are obligated to pay the Notes at maturity.  Paying off the notes at maturity, or redeeming some or all of the notes prior to maturity, could materially impact our resources and make it difficult to meet our anticipated needs for working capital and capital expenditures to support our planned activities and operations.  As a result, we may in the future need to raise additional capital.  There can be no assurance that we would be able to raise additional capital on favorable terms, or at all.

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

In February 2005, we entered into an agreement with 5729 Fontanoso Way, LLC to lease facilities for our new corporate headquarters commencing May 1, 2005 for sixty months. We have an option to extend this lease agreement for an additional five year period. As of March 4, 2006, our total future minimum rental commitments of $6.0 million for the remainder of fiscal 2006 and annually for each fiscal year from 2007 through 2010 are as follows: $0.4 million, $1.5 million, $1.6 million, $1.4 million, and $1.3 million, respectively. Purchase commitments of $9.5 million as of March 4, 2006 are substantially due within the next 12 months and include $4.2 million which are non-cancelable.

FACTORS THAT MAY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION

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

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Our total revenues in the first nine months of fiscal 2006 were $30.9 million compared to $40.8 million in the same period last year. We incurred a net operating loss of $13.0 million in the nine months ended March 4, 2006 compared to a net operating loss of $17.0 million in the same period last year. During 2004 customers resumed their capital spending in response to indications of a possible market recovery, however the demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Activity in 2005 in the semiconductor test markets reflected a slowing trend affecting our customers’ capital purchases. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at March 4, 2006 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

Our quarterly results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same quarter that they were received. However, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the three and nine months ended March 4, 2006, the five months ended May 31,  2005 and the years ended December 31, 2004, 2003, and 2002, five of our customers accounted for 64%, 47%, 58%, 63%, 54% and 41%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the success of our customer evaluations, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

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

If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected.  Our major competitors in the prober market are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”), both of which are based in Japan. In this market, these competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our results of operations. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service. We can not assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

Our outstanding convertible notes may be required to be repaid if not converted prior to their maturity; and may, if converted, result in additional dilution to holders of our Common Stock, all of which may adversely affect the value of our Common Stock.  In June 2002, we issued $35.5 million in convertible notes and related warrants. During the five months ended May 31, 2005, we purchased in the open market $2.0 million of these notes and retired them. The remaining notes entitle the holders to convert the notes into an aggregate of 3,269,409 shares of our Common Stock at a conversion price of $10.2465 per share, significantly in excess of recent trading prices of our Common Stock. In connection with the issuance of the notes, we also issued warrants for the purchase of 714,573 shares of our Common Stock that are exercisable at a price of $15.4440 per share. In certain circumstances, we may force the conversion of all or a portion of the notes and may also redeem the notes. However, we cannot force the automatic conversion of the notes, and we are obligated to pay the notes in full at maturity. We may voluntarily redeem the outstanding balance of these notes before June 2007 for an aggregate redemption price of as high as approximately $34.2 million plus accrued interest. In addition, unless waived or renegotiated, we are obligated to pay the holders of the notes an amount equal to $35.2 million plus accrued interest in the event of a sale, merger or other change in control of the Company. Paying off the notes at maturity, or redeeming some or all of the notes prior to maturity, could materially impact our resources and make it difficult to meet our anticipated needs for working capital and capital expenditures to support our planned activities and operations.  As a result, we may in the future need to raise additional capital.  There can be no assurance that we would be able to raise additional on favorable terms, or at all.

If we do not successfully protect our intellectual property, our business could be negatively impacted.  Our success depends in significant part on our intellectual property. While we attempt to protect our intellectual property through patents, copyrights and trade secrets, we believe that our success will depend more upon innovation, technological expertise and distribution strength. There can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology. No assurance can be given that the claims allowed on any patents we hold will be sufficiently broad to protect our technology. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with competitive advantages.

Some customers using certain of our products have received letters from Technivison Corporation and the Lemelson Medical Education & Research Foundation, or Lemelson, alleging that the manufacture of semiconductor products infringes certain patents currently held by Lemelson. We believe that our products do not infringe the Lemelson patents and to our knowledge, Lemelson has not asserted that we may be liable for infringing its patents. In January 2004, the trial court held that the patent claims at issue were invalid, unenforceable and not infringed by the suppliers. In September 2005, the Court of Appeals for the Federal Circuit affirmed the trial court’s decision.  Lemelson may file an appeal with the United States Supreme Court. We cannot predict the outcome of this or similar litigation or the effect of such litigation on our business.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 55%, 59%, 73%, 63%, 65% and 48% of our net sales for the three and nine months ended March 4, 2006, five months ended May 31, 2005 and the years ended December 31, 2004, 2003 and 2002, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

Interest Rate Risk

At March 4, 2006, our cash equivalents and short term investments consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.2 million.

The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment and debt portfolios:

In thousands, except percentages	Within One Year	Within Two Years	Total	Fair Value at March 4, 2006

Interest bearing cash accounts and cash equivalents	$16,232	$—	$16,232	$16,232
Average rate	4.06%	—	—	—
Short term investments	$6,261	$—	$6,261	$6,254
Average rate	3.91%	—	—	—
Long term investments	$—	$6,000	$6,000	$5,952
Average rate	—	4.49%	—	—

For financial market risks related to changes foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 4, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls during the nine month period ended March 4, 2006.

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

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the nine months ended March 4, 2006, five months ended May 31, 2005 and each of the years 2004 through 2002.

Nine months ended March 4, 2006	Five months ended May 31, 2005	2004	2003	2002

(1)	(1)	(1)	(1)	(1)

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

(1) We would have had to generate additional earnings for the nine months ended March 4, 2006, the five months ended May 31, 2005 and the years ended December 31, 2004, 2003 and 2002 of $13.4 million, $12.4 million, $6.3 million, $60.1 million, and $77.8 million, respectively to achieve a ratio of 1:1.

CHANGES TO PROCEDURES FOR SECURITY HOLDER RECOMMENDATIONS

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the time of our last required disclosure.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 10-Q

a.  Exhibits.

3.1	Certificate of Incorporation of Electroglas, Inc., as amended.(1)
3.2	By-laws of Electroglas, Inc., as amended.(1)
3.3	Certificate of Designation for Electroglas, Inc.(2)
10.1

Form of board of Directors consulting and Indemnity Agreement, dated December 19, 2005, by and between Electroglas, Inc. and each of Robert J. Frankenberg, Mel Friedman, C. Scott Gibson, John F. Osborne, Thomas M. Rohrs, Edward M. Saliba and Fusen E. Chen (3)

10.2	Offer Letter, effective April 7, 2006, by and between the Company and Thomas M. Rohrs.
31.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.
(2)	Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(3)	Incorporated by reference to the identically numbered exhibit to the company’s current Reports on Form 8-K, filed with the Securities and Exchange commission on December 23, 2005 and February 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTROGLAS, INC.

DATE: April 12, 2006	BY:	/s/ Thomas E. Brunton

Thomas E. Brunton
Chief Financial Officer,
Principal Financial and Accounting Officer