Form 10-K
period 2006-05-31
ELECTROGLAS INC
filed 2006-08-25
CIK 902281

UNITED STATES SECURITIES and EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ____ To _______

Commission File Number: 0-21626

ELECTROGLAS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0336101
(State of Incorporation)	(I.R.S. Employer Identification No.)

5729 Fontanoso Way,
San Jose, California 95138	(408) 528-3000
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.

Yes ☐	No ☒

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

          As of December 2, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $70,312,000, based on the closing sale price as reported on the Nasdaq Global Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

          As of July 31, 2006, the Registrant had 26,255,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders, to be held on October 26, 2006, are incorporated by reference into Part III of this Form 10-K.

ELECTROGLAS, INC.

FORM 10K
For the Year Ended May 31, 2006

FORWARD-LOOKING STATEMENTS

          The following discussion should be read in conjunction with our accompanying Financial Statements and the related notes thereto.  This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical are forward-looking statements.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements.  The forward-looking statements include, without limitation, statements regarding:

•	Our expectation to continue to invest in research and development of our wafer prober products and software;
•	Our belief that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position;
•	Our belief that alternative sources of our components and subassemblies included in our products that are obtained from a single source exist or can be developed, if required;
•

Our belief that our products compete favorably with respect to product performance, reliability, price, service and technical support, product improvements, established relationships with customers, and product familiarity;

•	Our belief that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees, rather than on patents, trademarks and copyrights;
•	Our intention to retain any future earnings to fund the development and growth of our business;
•

Our belief that to stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles;

•	Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;
•	Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;
•	Our anticipation that we will not be required to record additional impairment charges;
•	Our intention not to repatriate earnings from foreign subsidiaries and the effect of any repatriation of foreign earnings on income taxes;
•	Our cash contractual obligations as of May 31, 2006;
•

Our anticipation that our available cash and cash equivalents at May 31, 2006 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through fiscal 2007;

•	Our expectation that external financing vehicles will continue to be available to us;
•	Our expectation that we will continue investing in selective new wafer prober and strip handler product development programs;
•	Our belief that future sales will be impacted by our ability to succeed in new product evaluations;
•	Our belief that we have and can maintain certain technological and other advantages over our competitors;
•	Our belief that our success depends in significant part on our intellectual property;
•	Our belief that our future success partly depends on our ability to hire and retain key personnel and the ability to attract additional skilled personnel in all areas to grow our business;
•	Our current intention not to issue any preferred stock;
•	Our belief that we currently have adequate internal controls over financial reporting;
•	Our expectation with respect to continuing to incur expenses and to devote management resources to Section 404 compliance;
•

Our belief that our current foreign exchange exposure in all international operations is not material to our consolidated financial statements because we primarily transact business in United States dollars;

•	Our belief that the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations;
•	Our belief that as of May 31, 2006, $12.8 million of our available for sale investments will mature within one year and $2.0 million will mature within two years;
•

Our belief that it is improbable that we will be required to pay any amounts, other than such amounts that have already been accrued, for indemnification under our software license agreements or for our guarantee instruments to certain third parties;

•	Our statements relating to outstanding restructuring charges and the timing of payment of such charges;
•	The anticipated performance of our EG6000 products;
•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;
•	Future restructuring activities;
•	Our belief that in order to become profitable, our market share for our products must improve; and
•	Our intention to continue to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls.

          The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements.

          These risks and uncertainties include but are not limited to:

•	An unanticipated lack of resources to continue to make investments in technological advances necessary to maintain competitive advantages;
•	Unanticipated product performance failures and the lack of market acceptance of our EG6000 products;
•	An unanticipated lack of resources sufficient to invest in selective new wafer prober and strip handler product development programs;
•	Continued cyclicality in the semiconductor industry;
•	The ability to secure additional funding, if needed;
•	The ability to achieve broad market acceptance of existing and future products; and
•	The loss of one or more of our customers.

          For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading “Factors that May Affect Results and Financial Condition” in this Annual Report on Form 10-K.  All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in our other reports filed from time to time with the Securities and Exchange Commission.

PART I

Item 1.  Business

Overview

          We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. We were incorporated in Delaware in April 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock, or IPO, in July 1993, we assumed the assets and liabilities of the Electroglas division in an asset transfer. Following our IPO, we commenced operations as an independent corporation. We, through our predecessors, have been in the semiconductor equipment business for more than 40 years.

          Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to quality test semiconductor wafers. Electroglas’ installed base is one of the largest in the industry, with over 15,000 wafer probers sold.

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

          We are also involved in the market of selling test handlers as part of our strategy to be a comprehensive semiconductor test solutions provider. Built upon our proven prober technology, the test handlers expand available markets by providing solutions to the final test segment for today’s latest packaging technologies and test processes. This includes Wafer Level Packages (WLP), Known-Good Die (KGD), Microelectromechanical Systems (MEMS), ultra-thin and/or diced wafers. It also includes many package tested strip formats, whether panel or leadframe such as Chip Scale Packages (CSP) or Ball Grid Arrays (BGA) as well as traditional Small Outline Integrated Circuits (SOIC).

          Starting in 2003, we directed our focus on our core competency of wafer probing and extending our wafer probing technologies throughout the back-end of the semiconductor manufacturing process. In 2003 we sold our Design for Manufacturing (“DFM”) and Fab Solutions software product lines and our Optical Inspection product line. Our renewed focus allowed us to spend more time developing and delivering innovative products to help our customers overcome their most critical semiconductor test challenges. In 2004, we introduced a new extended performance 200mm wafer prober, the 4090µ+, and in January 2005 a new 300mm prober, the EG6000, that represents a major advancement in prober design and automation and is focused on providing better performance than currently available competitor’s products.

          Additional information about Electroglas is available on our web site (www.electroglas.com) . Electroglas makes available free of charge on our website Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities Exchange Commission. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings also are available at the SEC’s website at http://www.sec.gov .

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

The move to 300mm (12-inch) wafers, a significant trend for equipment manufacturers, began in 2000. The manufacture of semiconductor devices is very capital intensive. A typical state of the art facility, usually called a “wafer fab”, can cost more than $2.0 billion. The purchase of semiconductor manufacturing equipment and spare parts, the integration of such equipment into production lines, and the training of employees on a particular supplier’s equipment requires significant expenditures by semiconductor manufacturers.

Wafer Probing

          A wafer prober successively positions each die on the wafer so that the electrical contact points, or pads, on the die align under and make contact with probe pins, which are located on a probe card mounted on the wafer prober. The probe card, which is generally custom-made by other suppliers for the specific device being tested, is connected to a test system, also supplied by other suppliers, which performs the required parametric or functional test. Parametric testing is typically performed during the wafer fabrication process, referred to as “in-line testing,” to measure electrical parameters of the device being fabricated. Functional testing is performed after the completion of wafer fabrication to identify devices that do not conform to particular electrical specifications or performance criteria. This process is commonly called “wafer sort.” Wafers often go through several wafer probing steps during the manufacturing process.

Wafer probing requires sophisticated machine vision and software capabilities to align each die on a wafer — often to accuracies as tight as 2.5µm — to pins on a probe card connected to a tester that measures electrical performance.

          Automatic wafer probers are primarily used during this “wafer sort” process, which occurs after the fabrication steps are completed and before the separation and packaging of each individual device. Positioning accuracy is a key requirement of an automatic wafer prober.  As manufacturers continue to shrink their device sizes, the manufacturing equipment accuracy must continue to keep pace with reduced feature sizes.  Throughput is another key prober feature, because allowing more devices to be tested in a given amount of time reduces the overall cost of test.  Similarly, wafer probers are required to be reliable, easy to use, portable, and very robust at handling the test process without failure or interruption, since these cause loss of throughput for the entire test cell. Recently, new device manufacturing processes, such as the use of copper for the metal layers and the use of very soft, delicate dielectric layers, have required a new level of control over the speed and accuracy with which probes are brought into contact with the pads to prevent damage and yield loss.

          Wafer probers are also used during in-line parametric testing. In-line testing requires special equipment features such as cleanroom compatibility and low-noise electrical measurement capability, as tests are carried out during the fabrication process. This testing is done to verify the quality of the manufacturing process while wafers are in an unfinished state where corrective action can occur. A small number of probers are also used for research and development, and quality and process control applications. We estimate based upon our experience that wafer sort applications represent as much as 85%-90% of the market for automatic wafer probers. The remainder is divided between in-line and laboratory applications.

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

Test Handling

          Wafers are sent from the wafer sort operation to assembly where the wafers are sawed into individual chips and put into protective packages. Once packaged, chips are tested again to make sure they function properly before being shipped to a customer. Ultimately, these packaged chips find their way into electronic systems that go into a myriad of familiar consumer and industrial electronic applications. For traditional packages, the desire to reduce the cost of assembly and test has chipmakers looking for ways to increase test efficiency.  As demand continues for the highest volume leadframe-based packages, such as SOIC’s, there is an increasing need to find new test methods to improve test throughput and lower the cost of test.  In addition, semiconductor packaging is currently being driven by the trend to shrink the size and weight of consumer electronics devices, such as mobile phones, personal digital assistants (PDAs), and notebook computers, while increasing performance. This has caused the advent of very small packages which are difficult to handle individually. Manufacturers and test houses are looking for new and more efficient methods to handle these types of packages.

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

Packaging trends provide new opportunities for Electroglas as final test becomes more like wafer test with large arrays of devices on a substrate, very small package size and contacts, and a need for higher levels of test parallelism.

Another industry trend is the increasing number of devices that are being shipped from device manufacturers as Known Good Die (KGD), that is, bare die without any packaging. These devices are commonly shipped by the device manufacturers to customers who assemble multi-chip modules or mount them directly to circuit boards. In this application, the bare die is the final “package” for the device manufacturer.  Also, semiconductor manufacturers are increasingly using stacked packages to combine two or more chips of differing technologies into a single package.  In either of these applications, it is often necessary to test individual chips after devices have been separated using a wafer saw.  A film frame handler allows this type of testing to be done while the devices are still mounted on the film (which is held in place by a round metal or plastic frame) used for the wafer sawing process.

Test Floor Management

Process management software plays an important role in Integrated Circuit (IC) manufacturing. Capital and operating costs of a fabrication facility are very high so semiconductor manufacturers seek ways to improve overall equipment efficiency (OEE) and optimize their processes. Test houses and Integrated Device Manufacturers look to reduce the cost of test and improve quality through software monitoring, analysis, and the automation of their test floors.  In wafer sort, network software is increasingly being used to manage wafer information to speed the identification of yield shortfalls and to reduce reprobe rates by collecting wafer maps from multiple passes for all systems and storing the files in a common database for viewing, analyzing and archiving. Other uses include prior step verification to insure that wafers accurately flow through a pre-defined set of steps and are not tested if they have not completed the previous step in the process and, product file management capabilities that allow the user to save a master template for product file set-up that can be accessed by all test systems on the test floor.

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

•

Maintain customer relationships based on trust and dependability and good service. We have long-standing relationships with our customers and we seek to strengthen our existing customer relationships by providing high levels of service and support. Our development of products and product enhancements is market-driven. Marketing, engineering, sales and management personnel collaborate with customer counterparts to determine customers’ needs and specifications, partnering with them to develop solid solutions for wafer probing, prober-based test handling, and test floor management to drive greater efficiencies in their wafer and device testing processes.

•

Emphasize quality products.  We believe in providing high-quality products that are dependable tools for our customer’s manufacturing processes. We have received quality awards from our customers and the SEMATECH Partnering for Total Quality award. We have a company-wide quality program, and we received International Organization for Standardization (ISO) 9002 Certification in 1997 and ISO 9001 Certification in 2000. Our Singapore manufacturing facility was ISO Certified in 2002 to the new ISO 9001/2000 Standard and ISO 14001/1996 Environmental Standard.

Products

Wafer Probers

          Horizon 4000 Series:  The 4090µ+ (4090 Micro Plus) was introduced in Q4 2004 and is our new extended performance wafer prober system for 200mm wafers. The 4090µ+ addresses the demands of testing fine pitch devices, semiconductors with copper interconnects and low-k dielectric processes, and other advanced applications. Employing MicroTouch™, a feature that decreases the impact force as the probe pins contact the bond pads, the 4090µ+ reduces touchdown damage that can occur when testing fragile copper and low k devices or when pads are located over active circuit geometry. The 4090µ+ increases test cell availability and throughput while simultaneously reducing test cost by making improvements in how probe-to-pad alignment is maintained in varying temperature environments. In addition, the 4090µ+ has simplified and fully automated operations for high volume manufacturing applications, such as those that exist in integrated device manufacturer (IDM) and contract test facilities.  Customers who want to use the latest high productivity 200mm probing solution from Electroglas can also cost-effectively upgrade existing Electroglas 4080, 4090 and 4090µ prober systems with 4090µ+ technology.

          The EG6000:  Developed in 2004 and introduced in January 2005, the new EG6000 300mm probing system from Electroglas is the only 300mm prober that employs precision direct-drive technology to enable it to achieve the highest positioning accuracy currently available. Designed for advanced applications such as copper and low k dielectrics, the system employs a proprietary stage and control technology enabling highly accurate positioning of the test devices while moving devices into contact with the probes for test. MicroTouch adds the ability to control the impact forces while probing on delicate devices. In addition, patent pending active vibration cancellation technology reduces internally and externally generated vibrations while maintaining the integrity of the connection between devices under test and the probe pins, which can improve test yield.  It also allows the prober t higher throughput in typical test applications with raised test floors that are subject to vibration. The EG6000 features the new Advanced Vision System for better accuracy, robustness and speed in aligning devices to the probe card for test.

It also features a sophisticated system for automatically measuring and compensating for thermal changes in the system components while testing at hot or cold temperatures. The EG6000 is based on the same core architecture as the prior 5|300 prober which served the relatively small market for parametric test and process development applications.  The EG6000 features a broader range of application capabilities as well as many refinements and improvements in accuracy, throughput, automation, portability, and reliability. This allows the EG6000 to address customer’s needs for high volume production wafer test which is the majority of the 300mm prober market.

          Parametric Probers:  The EG6000e, introduced in December 2005 is targeted at the parametric test (“e-test”) segment of the wafer probe market. This system incorporates patented technology licensed from, Cascade Microtech, Inc. This technology allows extremely precise, low-level electrical measurements to be made at the wafer level. This type of electrical measurement performance is becoming increasingly critical for advanced sub-micron semiconductor processes.

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

          Sidewinder: Introduced in 2003, Sidewinder provides final test handling of packaged semiconductor and discrete components in panel or lead frame format. Termed “strip testing”, Sidewinder’s technology enables the handling of fine geometry packages such as chip scale packages (CSP) that are difficult to test in singulated format, and higher parallel test capability for small outline package (SOP), quad flat no-lead (QFN), and other well established high volume packages. The only strip test handler to be based on advanced 300mm prober technology, Sidewinder, combines Electroglas’ proven prober stage with a sophisticated machine vision-based alignment system that offers improved accuracy and system throughput. Sidewinder’s market is comprised of companies who need technology that enables them to test advanced devices in new packages, as well as companies seeking increased efficiency in testing traditional packages in panel or lead format.

Sidewinder leverages Electroglas' proven prober technology to deliver superior throughput and accuracy for final test handling of packaged semiconductor and discrete components in panel or lead frame format.

Test Floor Management Software Products

          From the sort floor to final test, Electroglas’ software enables chipmakers to collect, share, analyze and act on essential data - saving time and helping to improve profitability.  The answers to chipmakers most pressing questions lie in the multitude of data that are generated from their manufacturing processes. Unfortunately, this information is often not easily accessible, making it difficult for engineers and managers to act upon the most recent critical data. Electroglas helps manufacturers overcome this knowledge gap and attain faster answers to questions about their productivity, offering software solutions that provide insight into the manufacturing process.

          SORTmanager: Bridging the gap between raw data and genuine process improvement is the difference between data overload and real productivity gains. Electroglas’ SORTmanager provides that bridge, enabling a secure, web-based environment for the analysis, reporting and control of sort-floor processes. Data about test results, binning, prober performance and throughput can be collected from all SORTmanager-connected wafer probers, and this information can then be delivered via dynamic and interactive web pages that allow users to view the underlying data or perform additional analysis.  Powerful web publishing capabilities allow web reports to be created and distributed throughout an enterprise.  SORTmanager’s flexible data-access and information viewing capabilities, combined with a comprehensive suite of pre-built applications and a scripting language for fine tuning applications to customer needs, makes SORTmanager a unique and powerful test floor management tool.

Engineering, Research and Development

          The market for semiconductor manufacturing equipment is characterized by continuous technological development and a high rate of product innovation. We believe that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position. For example, we devote a significant portion of our personnel and financial resources to engineering, research and development programs to continue development for our 200mm wafer probers products as well as to continue development of our EG6000 300mm platform. In addition, we continue to invest in new product areas such as final test and test management software. We use our close relationships with our key customers to make product improvements that respond to our customers’ needs.

          Engineering, research and development expenses were $11.5 million, $5.5 million, $16.2 million, and $21.8 million for the fiscal year ended May 31, 2006, the five month period ending May 31, 2005, and the fiscal years ended December 31, 2004, and 2003, respectively, or 26%, 49%, 26%, and 48% of net sales.

Marketing, Sales and Service

          We sell our products directly to end-users through a direct sales force and independent representatives. We generally sell products to customers on net 30 to 60 day terms from shipment or acceptance. Other, primarily Asian customers, are required to deliver a letter of credit typically payable upon product delivery. We generally warrant our products for a period of 13 months from the date of shipment for material and labor repair. Installation and certain training are customarily included in the price of the product. Customers may enter into repair and maintenance service contracts covering our products. Our field engineers provide customers (with products not under warranty or service contracts) with call out repair and maintenance services. We also train our customers’ employees to perform routine service for a fee.

          We maintain sales and service personnel throughout the United States in strategic locations to meet our customers’ needs. In Europe, we maintain sales and service offices in France, and in Asia, the People’s Republic of China, Singapore and Taiwan.

Customers

          We sell our products to leading semiconductor manufacturers and contract test companies throughout the world. In 2006, ST Microelectronics accounted for more than 10% of our net sales. International sales represented 58%, 73%, 63%, and 65% of our net sales for the fiscal year ended May 31, 2006, the five month period ended May 31, 2005, and the fiscal years ended December 31, 2004, and 2003, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

Manufacturing and Suppliers

          Our assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished probers and spares and upgrades configured to customer specifications. We schedule production based on firm customer commitments and anticipated orders during the planning cycle. In December 2002, we completed our move of equipment manufacturing from San Jose, California to Singapore to reduce production costs. In addition to rapid product innovation, our wafer prober market is subject to significant price competition and cost reduction is required. Certain of our components and subassemblies included in our products are obtained from a single source. We believe that alternative sources exist or can be developed, if required. Quality control is maintained throughout the assembly and test process, with documented instructions and test procedures and final inspection for all manufactured equipment prior to shipment. We train many of our employees in basic quality skills and regularly participate in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. We are ISO 9001/2000 and ISO 14001/1996 Certified.

Backlog

          Our backlog was $9.1 million and $8.4 million as of May 31, 2006 and 2005, respectively. Our backlog consists of product orders for which a customer purchase order has been received and which is scheduled for shipment or is to be earned within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement and product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for the succeeding period. Backlog also includes deferred revenue comprised of products shipped (but not recognizable as revenue per our revenue recognition policy), maintenance revenue that is being amortized over twenty-four months or less, and services earned or to be performed within the next year.

Competition

          The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, price, service and technical support, product improvements, established relationships with customers, and product familiarity. We believe that our products compete favorably with respect to these factors. Our major competitors in the prober market are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”), both of which are based in Japan. In this market, these competitors have greater financial, engineering and manufacturing resources than we have, as well as larger service organizations and long-standing customer relationships. We cannot assure you that levels of competition will not intensify or that our technological advantages will be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. For a more detailed discussion of the competition we face, see “Factors that May Affect Results and Financial Condition.”

Patents, Trademarks, Copyrights and Other Intellectual Property

          We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees, rather than on patents, trademarks and copyrights. Nevertheless, we have a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of our ongoing research, development and manufacturing activities. We own over 30 patents and have applied for additional patent protection in the United States and abroad for the technology in our products. We also have several registered United States and international trademarks. We maintain unregistered copyrights on our software and typically maintain the source code for our products as a trade secret. We also rely on trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees. There can be no assurance, however, that others will not independently gain information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets. For a more detailed discussion regarding risks related to our intellectual property, see “Factors that May Affect Results and Financial Condition.”

Employees

          As of May 31, 2006, we employed 278 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and there are no employees represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 1A.  Factors that May Affect Results and Financial Condition

          Semiconductor industry downturns adversely affect our revenues and operating results. Our business largely depends on capital expenditures by semiconductor manufacturers and semiconductor test companies, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by our need to invest in the engineering, research and development and marketing required to penetrate targeted markets and maintain extensive customer service and support. During periods of rapid growth, we must be able to rapidly increase manufacturing capacity and personnel to meet customer demand. We cannot assure our investors that these objectives can be met, which would likely have a material and adverse effect on our business and operating results.

          Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations.  Total revenues were $44.3 million, $11.2 million, $63.0 million and $45.0 million, respectively, for the year ended May 31, 2006, the five months ended May 31, 2005 and the years ended December 31, 2004 and 2003. We incurred operating losses of $15.7 million, $11.5 million, $15.8 million and $57.4 million in the year ended May 31, 2006, the five months ended May 31, 2005, and the years ended December 31, 2004 and 2003, respectively. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at May 31, 2006 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

          Our operating results are subject to variability and uncertainty, which could negatively impact our stock price.  We have experienced and expect to continue to experience significant fluctuations in our results.  Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period.  Our sales have often reflected orders shipped in the same period that they were received.  Customers may cancel or reschedule shipments, and production difficulties could delay shipments.  For the years ended May 31, 2006, December 31, 2004 and 2003, five of our customers accounted for 51%, 63%, and 54%, respectively, of our net sales.  If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our of operations.  Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors.  Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

          If we do not continue to develop and successfully market new products, our business will be negatively affected.  We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products. As a result, we expect to continue investing in selective new wafer prober and strip handler product development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers and the markets related to the growth of the “Strip” test market for final test, will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. For example, our 300mm wafer probers have not yet achieved broad market acceptance due to the lateness of the introduction of a production prober, which has resulted in a significant loss in market share.  Additionally, the customer evaluation process for our new 300mm prober products and our strip test handler products can be lengthy and can consume significant Company resources.  Our future sales will be impacted by our ability to successfully complete these new product evaluations.

          If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected.  Our major competitors in the prober market are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”), both of which are based in Japan. In the prober market, these competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our operating results. Although we believe we have certain technological and other advantages over our competitors, maintaining and cap on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service. We can not assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

          Our outstanding convertible notes (“Notes”) may be required to be repaid if not converted prior to their maturity; and may, if converted, result in additional dilution to holders of our Common Stock, all of which may adversely affect the value of our Common Stock. We currently have $8.5 million in Notes outstanding which entitle the holders to convert the Notes into an aggregate of 830,000 shares of our Common Stock at a conversion price of $10.2465 per share, significantly in excess of recent trading prices of our Common Stock. In connection with the issuance of the original $35.5 million Notes in June 2002, we also issued warrants for the purchase of 715,000 shares of our Common Stock that are exercisable at a price of $15.4440 per share. In certain circumstances, we may force the conversion of all or a portion of theNotes and may also redeem the Notes. We may voluntarily redeem the outstandin g balance of the Notes before June 2007 for an aggregate redemption price of as high as approximately $8.7 million plus accrued interest. In addition, unless waived or renegotiated, we are obligated to pay the holders of the Notes an amount equal to $8.9 million plus accrued interest in the event of a sale, merger or other change in control of the Company. Paying off the Notes at maturity, or redeeming some or all of the Notes prior to maturity, could materially impact our resources and make it difficult to meet our anticipated needs for working capital and capital expenditures to support our planned activities and operations.  As a result, we may in the future need to raise additional capital.  There can be no assurance that we would be able to raise additional capital on favorable terms, or at all.

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

          If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.  We have experienced fluctuations in our international sales and operations.  International sales accounted for 58%, 73%, 63%, and 65% of our net sales for the year ended May 31, 2006, five months ended May 31, 2005, and years ended December 31, 2004 and 2003, respectively.  We expect international sales to continue to represent a significant percentage of net sales.  We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

•	the imposition of government controls on our business and/or business partners;
•	fluctuations in the United States dollar, which could increase our foreign sales prices in local currencies;
•	export license requirements;
•	restrictions on the export of technology;
•	changes in tariffs;
•	legal and cultural differences in the conduct of business;
•	difficulties in staffing and managing international operations;
•	strikes;
•	longer payment cycles;
•	difficulties in collecting accounts receivable in foreign countries;
•	withholding taxes that limit the repatriation of earnings;
•	trade barriers and restrictions;
•	immigration regulations that limit our ability to deploy employees;
•	political instability;
•	war and acts of terrorism;
•	natural disasters; and
•	variations in effective income tax rates among countries where we conduct business.

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

          In addition, an increasing portion of our products and the products we purchase from our suppliers are sourced or manufactured in foreign locations, including China, and a large portion of the devices our products test are fabricated and tested by foundries and subcontractors in Taiwan, Singapore, China and other parts of Asia. As a result, we are subject to a number of economic and other risks, particularly during times of political or financial instability in these regions. Disruption of manufacturing or supply sources in these international locations could materially adversely impact our ability to fill customer orders and potentially result in lost business.

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

          We may continue to encounter difficulties in maintaining the effectiveness of our internal control over financial reporting and we expect to incur additional expenses and diversion of management’s time as a result of performing future system and process evaluation, testing and remediation required to comply with future management assessment and auditor attestation requirements, as well as, remediate the currently reported  material weakness.  Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting each year. We expect to continue to incur expenses and to devote management resources to maintaining Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective, as has occurred for this fiscal year, as defined under Section 404, investor perceptions of Electroglas may be adversely affected and could cause a decline in the market price of our stock.

          Stock based compensation expense will adversely affect our reported operating results which may adversely affect our stock price and our ability to attract and retain employees. Beginning June 1, 2006, we will record expense for all stock-based compensation, including stock option grants and employee stock purchases. In the past, we have depended upon compensating our officers, directors, employees and consultants in part with such stock based compensation awards to attract and retain officers, directors, employees and consultants. If we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after June 1, 2006, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that w be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incent our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace and make it difficult for us to attract and retain key personnel.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

          In February 2005, we entered into an agreement with 5729 Fontanoso Way, LLC to lease 78,000 square feet for our new corporate headquarters. This facility includes most of the Company’s engineering, marketing, and general and administrative functions. The term of this lease is five years with an option to renew for an additional five years. In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore. This lease was renewed in December 2004 for two additional years with an option to renew for an additional two years.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our security holders during the fourth quarter ended May 31, 2006.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices for Common Stock

          Our common stock is traded on the Nasdaq Global Market under the symbol “EGLS”. The following table sets forth for the periods indicated the closing high and low sales prices per share.

	Year ended May 31, 2006		Five months ended May 31, 2005		Year ended December 31, 2004

Quarter	High	Low	High	Low	High	Low

1st	$4.49	$2.79	$4.77	$3.52	$6.17	$3.45
2nd	$4.25	$2.88	$4.00	$2.55	$5.48	$3.81
3rd	$4.83	$2.88			$5.21	$2.12
4th	$5.92	$3.30			$4.80	$2.60

          On July 31, 2006, the closing price of our common stock was $2.84. We have never declared or paid cash dividends and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. As of July 31, 2006, we had approximately 4,791 stockholders of record.

Item 6.  Selected Financial Data

	Year ended May 31, 2006	Five months ended May 31, 2005	Years ended December 31,

In thousands, except per share data			2004	2003	2002	2001

Net sales	$44,317	$11,223	$63,004	$44,967	$57,135	$84,662

Gross profit (loss) (1)	12,303	1,109	22,810	220	(3,223)	21,232
Engineering, research and development	11,510	5,524	16,194	21,785	31,552	31,552
Sales, general and administrative (2)	16,153	7,038	17,182	33,559	39,180	38,890
In-process research and development	—	—	—	—	—	281
Restructuring charges	239	—	979	3,909	4,613	—
Impairment charges	89	86	4,251	6,254	2,407	—
Gains on sales of product lines	—	—	—	(7,872)	—	—

Operating (loss)	(15,688)	(11,539)	(15,796)	(57,415)	(80,975)	(49,491)
Interest income (expense), net	(982)	(499)	(2,077)	(2,822)	907	7,608
Gain on revaluation of warrants	—	—	—	—	2,264	—
Gain on sale of long term investment	—	—	3,545	—	—	—
Gain on settlement of long term liability	—	—	8,273	—	—	—
Debt conversion expense	(17,603)	—	—	—	—	—
Other income (expense), net	(385)	(350)	(260)	112	32	245

Net (loss) before income taxes	(34,658)	(12,388)	(6,315)	(60,125)	(77,772)	(41,638)
Provision (benefit) for income taxes (3)	(628)	5	57	(1,153)	(4,141)	16,431

Net (loss)	(34,030)	(12,393)	(6,372)	(58,972)	(73,631)	(58,069)

Basic and diluted net (loss) per share	$(1.53)	$(0.57)	$(0.30)	$(2.76)	$(3.49)	$(2.78)

Shares used in basic and diluted calculations	22,178	21,762	21,534	21,343	21,068	20,910

Working capital	$32,818	$54,433	$69,865	$43,463	$76,985	$119,554
Total assets	61,846	83,990	95,619	110,155	172,772	213,514
Short-term borrowings	—	—	—	—	—	1,171
Convertible subordinated notes	8,330	32,413	34,123	33,630	33,169	—
Total stockholders’ equity	33,182	32,432	44,662	50,265	108,045	179,816

(1)	Gross profit for 2003 includes $7.0 million for inventory write-downs and provisions and $2.7 million in warranty charges. Gross profit for 2002 includes a $8.1 million write-down of inventory.
(2)	Sales, general and administrative expenses for 2002 includes a $2.8 million charge for lease impairment.
(3)	Net loss for 2001 includes a $15.6 million charge relating to the revaluation of deferred tax assets.

Quarterly Consolidated Financial Data (Unaudited)

          Effective July 2005, Electroglas changed its fiscal year-end from December 31 to May 31 retroactive to May 31, 2005.  The Company’s fiscal quarters are every 13 weeks and end on a Saturday. In the fiscal years ended December 31, our quarters ended on the Saturday nearest the end of the calendar quarter.  In the years ended December 31, for convenience, we indicated that our quarters ended on March 31, June 30, and September 30.

	Quarters ended

2006, in thousands, except per share data	May 31, 2006	March 4, 2006	December 3, 2005	September 3, 2005

Net sales	$13,449	$11,305	$9,879	$9,685
Gross profit	4,998	3,368	1,809	2,129
Net (loss) (1)	(20,599)	(4,224)	(5,300)	(3,907)
Basic and diluted net loss per share	(0.89)	(0.19)	(0.24)	(0.18)

2005, in thousands, except per share data	Two months ended May 31, 2005	Quarter ended March 31, 2005

Net sales	$3,485	$7,738
Gross profit	377	732
Net (loss)	(4,925)	(7,468)
Basic and diluted net loss per share	(0.23)	(0.34)

	Quarters ended

2004, in thousands, except per share data	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Net sales	$11,187	$18,047	$17,722	$16,048
Gross profit	2,766	7,258	6,149	6,635
Net income (loss) (2)	(6,669)	6,290	(3,489)	(2,503)
Basic net income (loss) per share	(0.31)	0.29	(0.16)	(0.12)
Diluted net income (loss) per share	(0.31)	0.27	(0.16)	(0.12)

(1)

Net loss for 2006 includes: in the fourth quarter - debt conversion expense of $17.6 million; in the second quarter - restructuring charges due to headcount reductions of $0.2 million and an impairment charge of $0.1 million.

(2)

Net loss for 2004 includes: in the fourth quarter - charges for impaired assets of $4.2 million, restructuring charges due to office space and headcount reductions of $0.9 million, and a gain on the sale of a long term investment of $3.5 million; in the third quarter - restructuring charges due to office space and headcount reductions of $0.1 million and a gain on settlement of a long term liability of $8.3 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

          We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to quality test semiconductor wafers. Electroglas’ installed base is one of the largest in the industry, with over 15,000 wafer probers sold.

          As part of our strategy to be a comprehensive semiconductor test solutions provider, we also sell strip test handlers, which are built on our proven prober technology. The strip test handlers expand our available markets by providing solutions to the final test segment for today’s latest packaging technologies and test processes.

          Starting in 2003, we refocused our Company on our core competency of wafer probers and extending our wafer probing technologies throughout the back-end of the semiconductor manufacturing process. In December 2004, we introduced a new extended performance 200mm wafer prober, the 4090µ+. In January 2005, we introduced a new 300mm prober, the EG6000, that represents a major advancement in prober design and automation and is focused on providing better performance than currently available competitors’ products.

          Our customers include both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. In addition, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share. Our initial 300mm product, the 5|300, served the small market for 300mm parametric and process development applications but did not adequately meet customers’ requirements for high volume production test which is the large majority of the 300mm prober market. The new 300mm prober, the EG6000, was developed to serve this much larger production test market. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles.

          Due to the cyclicality of the semiconductor equipment industry and the resulting market pressures, we are focusing our efforts in the following areas:

•	Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flows;
•	Developing successful products and services to meet market windows in our target markets;
•	Successfully completing new customer evaluations of our new 300mm and strip test handler products;
•	Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases in our cost structure; and
•	Expanding our sales, applications, and service capabilities in Asia.

          There can be no assurances that these efforts will be successful. In order to become profitable, our market share for our products must improve.

          Additional information about Electroglas is available on our website (www.electroglas.com) . Electroglas makes available free of charge on our website our Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with the Securities Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room (1-800-SEC-0330) at 100 F Street, NE, Washington, D.C. 20549. Our filings are also available at the SEC’s website at http://www.sec.gov.

Critical Accounting Policies and Estimates

          General:  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

          Use of Estimates: The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, allowance for doubtful accounts, guarantee obligations, tax allowances and reserves, and accruals for such items as restructuring reserves.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the audit committee. For more detail about these accounting policies, see Note 2, Business and Summary of Significant Accounting Policies.

          Revenue recognition: We recognize revenue on the sale of our equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions, and when we are assured of our ability to collect from our customer.  In recognizing revenue we make certain assumptions and estimates, namely: (i) we consider a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) we consider systems delivered separately from options to have value to our customers on a stand alone basis if the options have a unique price assigned and are not significant to the total amount of the order and the options are not fundamental to the functionality of the system; (iii) we consider systems delivered separately from installation and training to have value to our customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing our systems without the support of our installers, installation and training are routine and inconsequential to the total value of the transaction, and these services are routinely sold on a stand-alone basis; and (iv) for most customers we assume that, based on past history, we will continue to collect from them without payment or product concessions, despite the fact that they may have larger financial size relative to us and despite our dependence on them in a heavily concentrated industry.

          Inventory valuation: Inventories are stated at lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method.  We periodically review the carrying value of inventories and non-cancelable purchase commitments by reviewing sales forecasts, material usage requirements, and by reviewing the impact of changes in technology on our products (including engineering design changes). These forecasts of changes in technology, future sales, and pricing are estimates. We may record charges to write down inventories based on these reviews and forecasts. If there is weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.

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

          Allowance for doubtful accounts:  We closely monitor the collection of our accounts receivable and record a general allowance for doubtful accounts against aged accounts and a specific reserve for identified amounts that we believe are not recoverable. We sell primarily to large, well-established semiconductor manufacturers and semiconductor test companies and we have not experienced significant accounts receivable losses in the past. We have, however, from time to time experienced slowdowns in receivable collections, especially during semiconductor equipment down cycles, as customers extend their payment schedules to conserve their cash balances. If our customers continue to experience down cycles or if their financial conditions deteriorate, we may be required to increase our allowance for doubtful accounts. If a customer demonstrates a pattern of renegotiating terms or requesting concessions prior to payment, we would defer revenue until the price was considered fixed and determinable. Estimates have historically approximated actual results.

          Tax valuation allowances and reserves:  We establish estimates for these allowances and reserves based on historical experience and other assumptions.  It is our policy to accrue for tax exposures or to release tax reserves in the period in which the facts and circumstances arise that suggest that the valuation allowances or reserves should be modified.

          Long-lived assets:  We evaluate the carrying value of long-lived assets, consisting primarily of equipment and leasehold improvements, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate.  If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets are written down to their estimated fair value.  Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our market share.  Changes in these estimates and business divestures could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record additional asset write-downs in the future. Charges related to asset impairments are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Results of Operations

	Years ended			Five months ended

	May 31, 2006	December 31,		May 31, 2005	May 29, 2004

Percentage of net sales		2004	2003

					(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.2	63.8	99.5	90.1	64.0

Gross profit	27.8	36.2	0.5	9.9	36.0
Operating expenses:
Engineering, research and development	26.0	25.7	48.4	49.2	26.1
Sales, general and administrative	36.5	27.3	74.6	62.7	28.6
Restructuring charges	0.5	1.6	8.7	—	—
Impairment charges	0.2	6.7	13.9	0.8	—
Gains on sales of product lines	—	—	(17.5)	—	—

Total operating expenses	63.2	61.3	128.1	112.7	54.7

Operating (loss)	(35.4)	(25.1)	(127.6)	(102.8)	(18.7)
Interest income	2.7	0.5	1.2	4.7	0.4
Interest expense	(4.9)	(3.8)	(7.5)	(9.1)	(3.9)
Gain on sale of long term investment	—	5.6	—	—	—
Gain on settlement of long term liability	—	13.1	—	—	—
Debt conversion expense	(39.7)	—	—	—	—
Other income (expense), net	(0.9)	(0.3)	0.2	(3.1)	(0.7)

Loss before income taxes	(78.2)	(10.0)	(133.7)	(110.3)	(22.9)
Provision (benefit) for income taxes	(1.4)	0.1	(2.6)	0.1	(0.2)

Net loss	(76.8)%	(10.1)%	(131.1)%	(110.4)%	(23.1)%

Net Sales

          Net sales are comprised of prober systems, software, and aftermarket sales, consisting primarily of services, spare parts, upgrades, refurbished systems and training. Service revenue, included in aftermarket prober products and service was 10% of net sales for the year ended May 31, 2006, 12% of net sales for the five months ended May 31, 2005 and less than 10% of net sales during the years ended December 31, 2004 and 2003 and the five months ended May 31, 2004. Net sales of our products are as follows:

	Years ended			Five months ended

	May 31, 2006	December 31,		May 31, 2005	May 29, 2004

In thousands		2004	2003

					(unaudited)
Prober and test handling systems	$26,121	$42,755	$23,402	$6,574	$16,274
Inspection products	—	—	2,991	—	—
Test floor management software products	953	1,725	46	414	520
DFM and fab solutions software products	—	—	4,002	—	—
Aftermarket prober products and service	17,243	18,524	14,526	4,235	8,935

	$44,317	$63,004	$44,967	$11,223	$25,729

          Net sales were down 30% in 2006 from 2004.  This decrease was primarily due to a 46% decrease in the volume of prober system sales due to slow customer qualification and acceptance of the new 300mm prober product, partially offset by a 14% increase in average selling prices. Net sales were up 40% in 2004 from 2003. This increase was primarily due to 52% higher prober system sales, largely in our 200mm prober product lines, and 20% higher average selling prices, as customers resumed their capital spending in response to indications of a market recovery. Sales of our test floor management software products increased in 2004 due to the release of a new platform in late 2003. These increases in prober systems sales and test floor management software in 2004 over 2003 were partially offset by the elimination of sales in other product lines in 2004.

We sold our DFM and Fab Solutions software product lines in the third quarter of 2003 and our Optical Inspection product line in the fourth quarter of 2003.  Net sales were down 56% for the five months ended May 31, 2005 versus the prior year.  These decreases were primarily due to 69% lower system sales, largely our 200mm prober product lines, as customers delayed orders in the first five months of 2005 and Electroglas was in a major product transition as customers began evaluation of our new 200mm and 300mm products. This decrease in volume was partially offset by 31% higher average selling prices period over period. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate. Sales to related parties are priced in the same manner as sales to other customers.

          Net sales amounts and as a percentage of sales were as follows:

	Years ended						Five months ended

	May 31, 2006		December 31,				May 31, 2005		May 29, 2004

In thousands			2004		2003

									(unaudited)
Europe	$9,804	22%	$18,396	29%	$10,751	24%	$4,522	40%	$8,182	32%
Asia	15,924	36	21,520	34	18,570	41	3,700	33	8,537	33

International	25,728	58	39,916	63	29,321	65	8,222	73	16,719	65
North America	18,589	42	23,088	37	15,646	35	3,001	27	9,010	35

	$44,317	100%	$63,004	100%	$44,967	100%	$11,223	100%	$25,729	100%

          We expect international sales to continue to represent a significant percentage of net sales and fluctuate as individual manufacturers and semiconductor test companies address their capacity needs at differing stages of the semiconductor demand cycle. During 2003 through 2006, we experienced weakness in sales across all of our major geographic regions due to industry conditions and slow customer acceptance of our 300mm products.

Gross Profit

	Years ended			Five months ended

	May 31, 2006	December 31,		May 31, 2005	May 29, 2004

In thousands		2004	2003

					(unaudited)
Gross Profit	$12,303	$22,810	$220	$1,109	$9,264
Gross profit as a% of net sales	27.8%	36.2%	0.5%	9.9%	36.0%

          The decline in gross profit in 2006 compared to 2004 was primarily due to 46% decrease in the volume of prober system sales.  The improvement in gross profit in 2004 compared to 2003 was due to 52% higher unit sales volumes and 20% higher average selling prices. Additionally, manufacturing overhead expenses as a percentage of sales were 7% lower in 2004 than 2003 as a result of our relocation of manufacturing operations from the United States to Singapore and other restructuring efforts begun in late 2002 and completed in mid-2003. The year 2003 also included a $7.1 million write down of inventories. The decrease in gross profit in the five months ended May 31, 2005 compared to the same period in 2004 was primarily due to lower unit sales volumes despite higher average selling prices.  Also included in gross profit for the five month period ended May 2004 was a one-time warranty prov benefit of $0.9 million.

          We periodically review the carrying value of our inventories by evaluating material usage and manufacturing requirements to determine inventory obsolescence and excess quantities, and we reduce the carrying value of these inventories when appropriate. The write downs in fiscal 2003 were due to the obsolescence of discontinued and sold product lines as we focused our business on our core prober products.

          We generally warrant our products for a period of thirteen months from the date of shipment and accrue the estimated cost of warranty upon shipment. In 2003, due to the sale of the inspection product lines, the accrued liability for estimated cost of warranty was increased by $1.4 million for additional costs to outsource support of customers through the end of their warranty term and for additional warranties associated with discontinuing and selling the product line.

          We believe that our gross profit will continue to be affected by a number of factors, including changes in demand for semiconductors, competitive pressures on average selling prices, product mix, the level of software sales, our share of the available market and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause additional write-downs of inventories and would negatively impact gross profit margins.

Engineering, Research and Development Expenses (ER&D)

	Years ended			Five months ended

	May 31, 2006	December 31,		May 31, 2005	May 29, 2004

In thousands		2004	2003

					(unaudited)
ER&D	$11,510	$16,194	$21,785	$5,524	$6,728
ER&D as a% of net sales	26.0%	25.7%	48.4%	49.2%	26.1%

          In 2006 versus 2004, the decrease in ER&D was primarily due to decreased spending on materials combined with a 16% reduction in headcount following completion of major new product development efforts. As a percentage of net sales, ER&D expenses was flat in 2006 due to lower net sales despite lower spending than 2004. In 2004 versus 2003, the decrease in expenses was primarily due to a 15% reduction in employee headcount and related costs and a 11% reduction associated with the product lines sold in the second half of 2003, partially offset by increased spending on materials and services. In 2004 versus 2003, as a percentage of sales, ER&D expenses decreased 10% as a result of the effect of higher net sales, an additional 5% as a result of the absence of spending for product lines sold in 2003, and an additional 10% as a result of reduced spending.  In the five months ended May 31, 2005 versus 2004, the decrease in expenses in absolute dollars was primarily due to reduced employee headcount and related costs as a result of restructuring efforts. As a percentage of net sales, ER&D expenses increased for the five month period ended May 2005 as a result of lower net sales despite lower spending than the same period in 2004. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in our new product programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Selling, General and Administrative Expenses (SG&A)

	Years ended			Five months ended

	May 31, 2006	December 31,		May 31, 2005	May 29, 2004

In thousands		2004	2003

					(unaudited)
SG&A	$16,153	$17,182	$33,559	$7,038	$7,346
SG&A as a% of net sales	36.5%	27.3%	74.6%	62.7%	28.6%

          In 2006 versus 2004 the decrease in absolute dollars was primarily due to reduced SG&A costs for Sarbanes-Oxley consulting and audit fees. As a percentage of sales, SG&A increased in 2006 as a result of lower net sales despite lower spending versus 2004.  In 2004 versus 2003, the decrease in absolute dollars was primarily due to the non-recurrence of an additional rent charge of $8.5 million recorded in the first quarter of 2003 related to the amortization of the deficiency between the fair value and the guaranteed residual value of our San Jose campus. In addition, savings in SG&A expenses during 2004 included 37% reduced salaries and other cost savings as a result of headcount reductions, spending restrictions and other cost control measures. These savings during 2004 were partially offset by a $1.1 million increase in Sarbanes-Oxley compliance costs. As a percentage of sales, SG&A expenses decreased 11% in 2004 as a result of the effect of higher sales and an additional 38% as a result of lower spending.  In the five months ended May 31, 2005 versus 2004, the decrease in expenses was primarily due to reduced facilities costs as a result of the sale of our San Jose, California campus in January 2005. In addition, the Company recorded a one-time benefit of $0.3 million in 2005, which was 3.0% of sales in the five month period ended May 31, 2005, as a result of the settlement of a royalty obligation. As a percentage of net sales, SG&A expenses increased for the five month period ended May 2005 as a result of lower net sales. SG&A expenses consist primarily of employee salaries and benefits, travel expenses, advertising and other promotion expenses, facilities expenses, legal expenses and other infrastructure costs.

Restructuring Charges

          During 2002 and 2003, we announced restructuring plans to reduce our workforce and to exit certain facilities in connection with the relocation of our manufacturing operations to Singapore to better align our cost structure with the market demand for our products in response to the continued semiconductor equipment downturn. In the second half of 2004, we closed additional office facilities and completed workforce reductions related to these closures. In the second quarter of 2006, we further reduced workforce in our United States and European operations.

          We recorded a restructuring charge of $3.9 million in 2003, primarily for severance packages.  During 2004, we recorded a restructuring charge of $1.0 million related to office space reductions and severance packages. During 2006, we recorded a $0.2 million restructuring charge resulting from workforce reductions.

Impairment Charges

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed impairment tests as of December 31, 2005, 2004 and 2003, which compared currently utilized property and equipment and non-current assets net book values with the expected undiscounted cash flows from these assets. The estimated undiscounted cash flows of the assets were sufficient to recover the net book value of these assets. In 2006, we recorded a $0.1 million impairment charge on fixed assets no longer in use.

          In December 2004, we entered into an agreement to sell our San Jose campus to Integrated Device Technology for approximately $29.0 million and we recorded a $4.1 million impairment charge. In addition, we recorded a $0.1 million impairment charge on fixed assets no longer in use.

          Due to continued declines in real estate values in the San Jose area, management concluded as of December 31, 2003 that there were indicators of impairment for the portion of the corporate campus that was not currently being utilized. Based on management’s evaluation and the results of an independent appraisal firm, we recorded an impairment charge of $4.1 million for the unused portion of the corporate campus. In addition, we recorded a $2.1 million impairment charge for fixed assets that were no longer in use.

          Although we do not anticipate that we will be required to record additional impairment charges, the semiconductor industry is highly cyclical and the severity of these cycles is difficult to predict. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions, which could affect our net sales and the sufficiency of estimated future cash flows to recover the net book value of these assets and could require us to record additional impairment charges.

Gains on Sales of Product Lines

          In July 2003, we sold our DFM and Fab Solutions software product lines and related assets to FEI Company (“FEI”) for $6.0 million in cash plus the assumption by FEI of liabilities of $2.5 million. In 2003, we recorded a gain on this sale of $6.4 million, after deducting from the consideration the book value of the assets sold, the transaction and other related costs, and our obligation to FEI under the sale agreement’s indemnification provisions.

          In November 2003, we sold our inspection product line and related assets to ATS Systems Oregon, Inc. (“ATS”) for $1.2 million in cash, net of selling expenses, plus the assumption by ATS of $0.6 million of warranty obligations.  In 2003, we recorded a gain on this sale of $1.4 million, after deducting from the consideration the book value of the assets sold, the transaction and other related costs, and our obligation to ATS under the agreement’s indemnification provisions.

Interest Income

	Years ended			Five months ended

	May 31, 2006	December 31,		May 31, 2005	May 29, 2004

In thousands		2004	2003

					(unaudited)
Interest Income	$1,195	$293	$546	$525	$107

          The increase in 2006 over 2004 and for the five month period ended May 31, 2005 over the same period in 2004 primarily resulted from higher average cash and investment balances resulting from the proceeds of sale of our San Jose, California campus in January 2005 combined with higher yields on investments. The decrease in 2004 over 2003 was principally due to lower average yearly cash and short-term investment balances as a result of cash used in operations.

Interest Expense

	Years ended			Five months ended

	May 31, 2006	December 31,		May 31, 2005	May 29, 2004

In thousands		2004	2003

					(unaudited)
Interest expense	$2,177	$2,370	$3,368	$1,024	$997

          Interest expense is comprised of primarily interest on our convertible subordinated notes (“Notes”). The decrease in 2006 over 2005 primarily resulted from the repurchase of $2.0 million of the Notes in 2005. The year over year decrease from 2003 to 2004 of $1.0 million relates to the non-cash interest expense charge related to the beneficial conversion feature triggered during the first quarter of 2003 related to our Notes (See Note 10, Convertible Subordinated Notes and Debt Conversion Expense).

Gain on Sale of Long Term Investment

          In the fourth quarter of 2004, we sold our minority equity investment in Cascade Microtech, Inc. in connection with their initial public offering. We received $6.6 million in net proceeds from the sale and we recorded a net gain of $3.5 million.

Gain on Settlement of Long Term Liability

          In the third quarter of 2004, we recognized a $8.3 million gain on the settlement of a long term liability to our former parent company (“GSX”) that reduced our amounts payable under a tax benefit sharing agreement from $9.5 million to an aggregate of $1.3 million to be paid over seven quarters starting in the fourth quarter of 2004. As of May 31, 2006, there is one payment of $0.2 million remaining to be paid.

Debt Conversion Expense

          During May 2006, we exchanged $25.0 million of our Notes for 4,268,000 shares of common stock and $7.5 million in cash in privately negotiated transactions with Note holders. At the conversion price of $10.2465 per share, the $25.0 million of Notes exchanged would have been convertible into 2,440,000 shares of common stock.  For accounting purposes, the additional 1,828,000 shares of common stock, valued at $8.6 million, and the $7.5 million cash paid was considered an inducement for the holders to convert their Notes, which combined with unamortized bond costs of $1.1 million and transaction costs of $0.4 million, required us to record a non-operating debt conversion expense of $17.6 million during the year ended May 31, 2006.

Provision (Benefit) for Income Taxes

	Years ended			Five months ended

	May 31, 2006	December 31,		May 31, 2005	May 29, 2004

In thousands		2004	2003

					(unaudited)
Provision (benefit) for income taxes	$(628)	$57	$(1,153)	$5	$60

          The 2006 income tax benefit resulted primarily from a release of tax reserves related to transfer pricing issues. The income tax provision for 2004, the five months ended May 31, 2005 and the five months ended May 29, 2004 resulted from taxes assessed on the income of various foreign branches. The 2003 income tax benefit resulted from a reversal of previously recorded income tax reserves based on changes in estimated exposures in certain tax jurisdictions. Realization of our deferred tax assets depends on us generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and amount of such realization, management concluded that a full valuation allowance of $116.6 million was required at May 31, 2006.

          In October of 2004, the American Jobs Protection Act was signed into law.  Certain provisions of this Act allow multinational companies to repatriate cash related foreign earnings at a favorable rate if used to create or maintain jobs in the United States. At May 31, 2006, there are no plans to repatriate earnings from foreign subsidiaries as the only cash maintained in these entities is for working capital purposes.  Any repatriation of foreign earnings would have an immaterial effect on income taxes.

San Jose, California Corporate Campus – Financing, Purchase, Impairments and Sale

          In March 1997, we entered into a $12.0 million, five-year synthetic lease for approximately 21.5 acres of land in San Jose, California. In January 2003, we provided the lessors with a notice to purchase property by March 2003. In December 2002, we received a fair market appraisal of the property for $37.2 million, $11.3 million less than the guaranteed residual lease value of $48.3 million. Under EITF 96-21, Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities, beginning on the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease. Because we made a determination in December 2002 to purchase the leased assets by March 2003, the gross lease payments were calculated over the remaining four months of the lease. Thus, we began amortizing the $11.3 million deficiency at $2.8 million per month effective December 2002 and recorded $8.5 million of additional rent expense in the first quarter of 2003. We completed the purchase of the property in March 2003. The land and buildings were recorded at fair value plus closing costs, approximately $37.2 million, and the accrued rent of $11.3 million was paid. As a result of the purchase, depreciation expense increased by approximately $0.9 million per year, and rent expense and interest income decreased by approximately $0.8 million and $0.7 million, respectively, per year based on current interest rates, effective the second quarter of 2003.

          In December 2004, we entered into an agreement to sell our San Jose campus to Integrated Device Technology (“IDT”) on January 5, 2005 for $28.3 million cash, net of closing costs, with a leaseback of portions of the campus through June 2005. We measured the fair value of the land and buildings as of December 31, 2004 based upon the sale price net of closing costs and recorded a $4.1 million impairment charge. Under the leaseback portion of the sales agreement, there were no rental payments from date of the sale to June 30, 2005. The fair value of base rent and common area charges of $0.5 million were recorded as a prepaid expense in January 2005 and were amortized over the term of occupancy.

Liquidity and Capital Resources

	Years ended			Five months ended

	May 31, 2006	December 31,		May 31, 2005	May 29, 2004

In thousands		2004	2003

					(unaudited)
Cash and cash equivilents	$17,293	$27,441	$25,581	$31,485	$21,297
Short-term investments	—	3,755	5,801	14,944	3,719
Restricted cash	500	500	500	500	500
Long-term investments	1,974	—	—	977	—

Total	$19,767	$31,696	$31,882	$47,906	$25,516

Cash used in operating activities	$(20,525)	$(6,609)	$(31,883)	$(8,033)	$(6,345)
Cash provided by investing activities	$13,377	$8,083	$22,151	$13,818	$1,983
Cash provided by (used in) financing activities	$(7,051)	$371	$238	$(1,724)	$96
Operating loss	$(15,688)	$(15,796)	$(57,415)	$(11,539)	$(4,810)
Adjustments for non-cash charges and gains	4,248	11,031	22,679	2,706	2,556

Operating loss before non-cash items (1)	$(11,440)	$(4,765)	$(34,736)	$(8,833)	$(2,254)

(1)	We present operating loss before non-cash items because it is meaningful in explaining our cash used in operating activities.

          Operating activities:  Cash used in operating activities increased in 2006 by $13.9 million from $6.6 million in 2004 to $20.5 million primarily due to a $6.7 million increase in operating loss before non-cash items (depreciation, amortization, inventory write downs, stock based compensation expense, restructuring charges, impairment charges and gains on sales of product lines) from $4.8 million in 2004 to $11.4 million in 2006. Additionally, the increase in net cash used in operations in 2006 resulted from an increase of $6.9 million in accounts receivable due to late quarter shipments combined with an increase of $4.0 million in inventory from increased material purchases to support forecast demand. These increases were partially offset by an increase in accounts payable of $2.6 million.

          Cash used in operating activities improved $25.3 million in 2004 from $31.9 million in 2003 primarily due to a $30.0 million improvement in operating loss before non-cash items.

          Cash used in operating activities during the five months ended May 31, 2005 increased $1.7 million over the same period in 2004, primarily due to an increased operating loss before non-cash items of $6.6 million period over period, partially offset by an increase in accounts receivable.

          Adjustments included in our net operating loss before non-cash items in 2006 consisted primarily of $2.4 million depreciation and amortization, $1.0 million of inventory write downs and $0.8 million of stock-based compensation charges. These non-cash charges in 2006 decreased by $6.8 million from $11.0 million in 2004. The 2004 adjustments consisted primarily of $5.0 million of depreciation and amortization, $4.3 million of impairment charges, and $0.7 million of inventory write downs. These non-cash charges in 2004 decreased by $11.7 million from $22.7 million in 2003. The 2003 adjustments consisted primarily of $8.7 million depreciation and amortization, $14.7 million of impairment charges and $7.1 million of inventory write downs, partially offset by $7.9 million of gains on sales of product lines.

           Investing activities: Cash provided by investing activities in 2006 was $13.4 million an increase of $5.3 million over 2004 largely due to liquidation of investments due to our increased use of cash in operations as a result of larger accounts receivables and inventory balances. Cash provided by investing activities was $13.8 million in the five months ended May 31, 2005 compared to cash provided by investing activities of $2.0 million for the same period in 2004.  This increase was principally due to the completion of the sale of the San Jose campus assets in January 2005 for $28.3 million in cash.  This was partially offset by $12.1 million net increase in investments and $2.4 million in capital expenditures primarily for our new San Jose, California headquarters location. Cash provided by investing activities was $8.1 million in 2004 largely due to the s our investment in Cascade Microtech, Inc. (See Note 16, Sale of Investment) for $6.6 million in December 2004. Our use of investments decreased by $14.5 million in 2004 to $2.1 million as compared to $16.6 million in 2003 due to our decreased use of cash in operations.

          Financing activities: Cash used in financing activities in 2006 was $7.1 million, largely from $7.5 million paid in the exchange of $25.0 million of our convertible subordinated notes (“Notes”) in May 2006 for 4,268,000 shares of our common stock and cash in privately negotiated transactions with Note holders. Cash provided by financing activities in 2004 and 2003 was $0.4 million and $0.2 million, respectively, primarily from proceeds of sales of common stock to employees. In the five months ended May 31, 2005, the Company repurchased $2.0 million of the Notes with a $1.8 million net book value for $1.8 million of cash.

          Cash contractual obligations are as follows as of May 31, 2006:

		Payments Due by Period

In thousands	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating leases	$5,796	$1,535	$4,261	$—	$—
Purchase commitments	9,131	9,131	—	—	—
Settlement agreements	150	150	—	—	—
Interest payments on convertible subordinated notes	669	446	223	—	—
Principal payment on convertible subordinated notes	8,500	—	8,500	—	—

Total	$24,246	$11,262	$12,984	$—	$—

          Purchase commitments include $6.9 million of purchase orders that are cancelable. In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. This lease was renewed at the same rate in December 2004. We have an option to renew this lease after it expires in March 2007 for two years at prevailing market between $0.4 million and $0.5 million annually.  In February 2005, we entered into a five-year operating lease for a 78,000 square foot corporate headquarters building in San Jose, California. Payments are due under this new lease as follows: $0.5 million in less than 1 year, $3.8 million in 1-3 years and nil in 4-5 years.

          Line of credit: In the third quarter of 2004, we established a line of credit agreement with Comerica Bank under which we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of our assets and requires that we maintain certain minimum financial covenants. The bank has provided a waiver for one financial covenant that was not met by the Company as of May 31, 2006. The Company currently maintains cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent we borrow against the line of credit. To date, the Company has not borrowed against this line.

          Liquidity: Our principal source of liquidity as of May 31, 2006 consisted of $19.8 million of cash, cash equivalents, and investments.  During 2006, we continued to emphasize reduction of our utilization of cash, including improving gross margins on sales, maintaining spending controls and additional headcount reductions. We currently anticipate that our available cash and cash equivalents at May 31, 2006 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through fiscal 2007. The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.  External financing vehicles have been and are expected to continue to be available to us.

          Indemnifications: We have indemnified IDT for two years with respect to representations and warranties made by us related to the sale of our San Jose campus.  The limit of Electroglas’ liability for breach of the representations and warranties was $3.5 million in the sales agreement, and a $0.5 million reserve was recorded in January 2005 for the net present value of the Company’s guarantee obligations under these indemnification provisions.

Impact of Recently Issued Accounting Pronouncements

          In December 2004, the FASB issued Statement No. 123, revised, (SFAS123R), “Share-Based Payment”. This statement revised FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amended FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Company plans to adopt SFAS 123R in June 2006, the first quarter of fiscal 2007.  While the effect of the adoption is not anticipated to have a material impact on the Company’s financial position or cash flows, it is expected to have an impact on results of operations.  Management is currently evaluating this impact.

          In November 2004, the FASB issued Statement No. 151, “Inventory Costs an amendment of ARB 43, Chapter 4” (SFAS 151), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for fiscal years beginning after this Statement was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company plans to adopt SFAS 151 in June 2006, the first quarter of fiscal 2007, and the effect of the adoption is not anticipated to have a material impact on its financial position, results of operations, or cash flows.

          On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not c transition provisions of any existing accounting pronouncements. The Company does not believe adoption of Statement 154 in June 2006 will have a material effect on its consolidated financial position, results of operations, or cash flows.

          In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We plan to adopt EITF 06-03 in June 2007. We are currently evaluating the EITF 06-03 could have on our consolidated financial statements.

          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company plans to adopt FIN 48 in June 2007. Management is currently evaluating the impact of adopting the provisions of FIN 48.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

          At May 31, 2006, our cash equivalents and investments consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be less than $0.1 million. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolios:

In thousands, except percentages	Within One Year	Within Two Years	Total	Fair Value at May 31, 2006

Interest bearing cash accounts and cash equivalents	$12,779	$—	$12,779	$12,779
Average rate	4.3%	—	4.3%	4.3%
Long term investments	$—	$1,999	$1,999	$1,974
Average rate	—	4.2%	4.2%	4.2%

Foreign Currency Exchange Rate Risk

          We believe that our current foreign exchange exposure in all international operations is not material to our consolidated financial statements because we primarily transact business in United States dollars.  Accordingly, we do not use derivative financial instruments to hedge our current foreign exchange exposure.  We believe the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations.  For further discussion regarding the effect of foreign currency accounting on our business, (See Note 2, “Summary of Significant Accounting Policies, Foreign Currency Accounting”). There have been no significant changes in our market risk from the prior year.

Item 8.  Financial Statements and Supplementary Data

REPORT of INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Electroglas, Inc.
San Jose, CA

          We have audited the accompanying consolidated balance sheets of Electroglas, Inc. as of May 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2006 and the five month period ended May 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electroglas, Inc. at May 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended May 31, 2006 and the five month period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electroglas, Inc.’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting due to the existence of a material weakness.

/s/ BDO Seidman, LLP

San Jose, California

August 25, 2006

REPORT of INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Electroglas, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Electroglas, Inc.’s operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Jose, California
March 3, 2005

ELECTROGLAS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended May 31, 2006	Five months ended May 31, 2005	Years ended December 31,

In thousands, except per share data			2004	2003

Sales	$41,792	$11,072	$58,652	$38,084
Sales to related parties	2,525	151	4,352	6,883

Net sales	44,317	11,223	63,004	44,967
Cost of sales	32,014	10,114	40,194	44,747

Gross profit	12,303	1,109	22,810	220
Operating expenses:
Engineering, research and development	11,510	5,524	16,194	21,785
Sales, general and administrative	16,153	7,038	17,182	33,559
Restructuring charges	239	—	979	3,909
Impairment charges	89	86	4,251	6,254
Gains on sales of product lines	—	—	—	(7,872)

Total operating expenses	27,991	12,648	38,606	57,635

Operating loss	(15,688)	(11,539)	(15,796)	(57,415)
Interest income	1,195	525	293	546
Interest expense	(2,177)	(1,024)	(2,370)	(3,368)
Gain on sale of long term investment	—	—	3,545	—
Gain on settlement of long term liability	—	—	8,273	—
Debt conversion expense	(17,603)	—	—	—
Other income (expense), net	(385)	(350)	(260)	112

Loss before income taxes	(34,658)	(12,388)	(6,315)	(60,125)
Provision (benefit) for income taxes	(628)	5	57	(1,153)

Net loss	$(34,030)	$(12,393)	$(6,372)	$(58,972)

Basic and diluted net loss per share	$(1.53)	$(0.57)	$(0.30)	$(2.76)

Shares used in basic and diluted calculations	22,178	21,762	21,534	21,343

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC
CONSOLIDATED BALANCE SHEETS

	May 31,

In thousands, except share data	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$17,293	$31,485
Short-term investments	—	14,944
Accounts receivable, net of allowances of $479 and $594	12,223	5,588
Accounts receivable from related parties	396	82
Inventories	19,389	16,983
Prepaid expenses and other current assets	2,149	3,034

Total current assets	51,450	72,116
Restricted cash	500	500
Long-term investments	1,974	977
Equipment and leasehold improvements, net	5,089	6,136
Goodwill and intangible assets, net	1,942	2,099
Other assets	891	2,162

Total assets	$61,846	$83,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,761	$7,163
Accrued liabilities	7,016	8,683
Deferred revenue	1,855	1,837

Total current liabilities	18,632	17,683
Convertible subordinated notes	8,330	32,413
Non-current liabilities	1,702	1,462

Total liabilities	28,664	51,558
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 26,402,000 and 21,957,000 shares issued and outstanding	264	219
Additional paid-in capital	194,508	159,734
Accumulated deficit	(159,269)	(125,239)
Accumulated other comprehensive income (loss)	(25)	14
Cost of common stock in treasury; 155,000 shares	(2,296)	(2,296)

Total stockholders’ equity	33,182	32,432

Total liabilities and stockholders’ equity	$61,846	$83,990

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock
								Total Stockholders’ Equity

In thousands	Shares	Amount				Shares	Amount

Balance at January 1, 2003	21,392	$214	$157,605	$(47,502)	$24	(155)	$(2,296)	$108,045
Net loss	—	—	—	(58,972)	—	—	—	(58,972)
Net unrealized loss on investments	—	—	—	—	(68)	—	—	(68)

Total comprehensive loss								(59,040)
Issuance of common stock under employee stock plans	210	2	236	—	—	—	—	238
Interest charge from beneficial conversion	—	—	1,022	—	—	—	—	1,022

Balance at December 31, 2003	21,602	216	158,863	(106,474)	(44)	(155)	(2,296)	50,265
Net loss	—	—	—	(6,372)	—	—	—	(6,372)
Net unrealized gain on investments	—	—	—	—	10	—	—	10
Foreign currency translation adjustments	—	—	—	—	34	—	—	34

Total comprehensive loss								(6,328)
Issuance of common stock under employee stock plans	273	2	369	—	—	—	—	371
Stock-based compensation expense	—	—	97	—	—	—	—	97
Warrant value reclassified from long term liability	—	—	257	—	—	—	—	257

Balance at December 31, 2004	21,875	218	159,586	(112,846)	—	(155)	(2,296)	44,662
Net loss	—	—	—	(12,393)	—	—	—	(12,393)
Net unrealized gain on investments	—	—	—	—	14	—	—	14
Foreign currency translation adjustments	—	—	—	—	—	—	—	—

Total comprehensive loss								(12,379)
Issuance of common stock under employee stock plans	82	1	115	—	—	—	—	116
Stock-based compensation expense	—	—	33	—	—	—	—	33

Balance at May 31, 2005	21,957	219	159,734	(125,239)	14	(155)	(2,296)	32,432
Net loss	—	—	—	(34,030)	—	—	—	(34,030)
Net unrealized loss on investments	—	—	—	—	(39)	—	—	(39)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—

Total comprehensive loss								(34,069)
Issuance of common stock under employee stock plans	177	2	447	—	—	—	—	449
Issuance of common stock through conversion of notes	4,268	43	33,533	—	—	—	—	33,576
Stock-based compensation expense	—	—	794	—	—	—	—	794

Balance at May 31, 2006	26,402	$264	$194,508	$(159,269)	$(25)	(155)	$(2,296)	$33,182

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31, 2006	Five months ended May 31, 2005	Years ended December 31,

In thousands			2004	2003

Cash flows used in operating activities
Net loss	$(34,030)	$(12,393)	$(6,372)	$(58,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,220	1,277	5,046	6,999
Amortization	157	264	—	1,756
Inventory write downs	988	1,041	658	7,068
Stock based compensation charges	794	33	97	—
Interest expense on convertible notes	2,526	977	2,970	3,347
Impairment charges	89	91	4,251	6,253
Impairment on building lease	—	—	—	8,475
Gain on settlement of long term payable	—	—	(8,273)	—
Gain on sale of long term investment	—	—	(3,545)	—
Gains on sales of product lines	—	—	—	(7,872)
Loss (gain) on translation of foreign currency	(65)	155	(96)	(200)
Gain on repurchase of convertible notes	—	(7)	—	—
Debt conversion expense	17,604	—	—	—
(Gain) loss on disposal of fixed assets	(15)	1	1	410
Deferred revenue — non-current	—	—	—	(753)
Change in estimate on tax reserves	(865)	—	—	—
Changes in current assets and liabilities:
Accounts receivable	(6,939)	3,696	2,652	(1,617)
Inventories	(4,033)	(3,681)	(1,284)	3,653
Prepaid expenses and other current assets	1,438	(1,050)	14	(137)
Accounts payable	2,565	1,169	(532)	2,746
Accrued and other liabilities	(2,959)	394	(2,196)	(3,039)

	(20,525)	(8,033)	(6,609)	(31,883)

Cash flows provided by investing activities
Capital expenditures	(624)	(2,362)	(571)	(48,844)
Proceeds from disposal of property, plant and equipment	16	28,305	—	16
Advance of long-term lease receivable to lessor	—	—	—	41,055
Proceeds from sale of long-term investment	—	—	6,575	—
Proceeds from sales of product lines, net of selling expenses	—	—	—	6,119
Purchases of investments, available-for-sale	(10,000)	(20,625)	(5,912)	(15,787)
Maturities of investments, available-for-sale	23,985	8,500	7,991	32,357
Removal of restriction on restricted cash	—	—	—	7,245
Other assets	—	—	—	(10)

	13,377	13,818	8,083	22,151

Cash flows provided by (used in) financing activities
Purchase of convertible notes	(7,500)	(1,840)	—	—
Sales of common stock to employees	449	116	371	238

	(7,051)	(1,724)	371	238
Effect of exchange rate changes on cash	7	(17)	15	(152)

Net decrease in cash and cash equivalents	(14,192)	4,044	1,860	(9,646)
Cash and cash equivalents at beginning of year	31,485	27,441	25,581	35,227

Cash and cash equivalents at end of year	$17,293	$31,485	$27,441	$25,581

Supplemental cash flow disclosures:
Interest paid on convertible subordinated notes	$(2,271)	$(33)	$(1,864)	$(1,864)
Cash received (paid) during the period for income taxes	$170	$(26)	$(10)	$(312)
Assets reclassified as held for sale	$—	$—	$28,305	$—

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Change in Fiscal Year

          Effective July 2005, Electroglas, Inc. changed its fiscal year-end from December 31 to May 31 retroactive to May 31, 2005. The Company’s fiscal quarters are every 13 weeks and end on a Saturday. The Company is reporting results for the period January 1, 2005 through May 31, 2005 as a separate (“stub”) transition period.

Note 2.  Business and Summary of Significant Accounting Policies

          Business: Electroglas Inc. (“the Company”) is a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. The Company was incorporated in Delaware in April 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock, or IPO, in July 1993, the Company assumed the assets and liabilities of the Electroglas division in an asset transfer. The Company has been in the semiconductor equipment business for more than 40 years.

          The Company’s primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, its semiconductor manufacturing customers use its wafer probers and network software to quality test semiconductor wafers.

          Principles of consolidation and basis of presentation:  The consolidated financial statements include the accounts of the domestic and foreign business operations of the Company for all periods. Intercompany balances and transactions have been eliminated in consolidation.

          Use of estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for such items as revenue recognition, inventory valuation, warranty reserves, allowances for doubtful accounts, guarantee obligations, tax valuation allowances, and accruals such as restructuring reserves.  These estimates and assumptions affect the amounts reported in the financial statements. Actual results could differ from these estimates.

          Cash and cash equivalents:  The Company considers all highly liquid investments with minimum yield risks and maturities of 90 days or less from the date of purchase to be cash equivalents.

          Reclassifications:  Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

          Investments:  The Company invests its excess cash in investment grade debt and equity instruments. Management determines the appropriate classification of the debt securities at the time of the purchase as either held-to-maturity or available-for-sale and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Amortization of premiums and accretion of discounts, as well as any interest on the securities, is included in interest income.

          Minority equity investments:  Minority equity investments are recorded at the original cost and included in other assets. The Company periodically reviews these investments for impairment based on an evaluation of the market conditions, offering prices, trends of earnings, price multiples, and other key measures. When the Company believes a decline in value to be other-than-temporary, an impairment loss is recognized in the current period’s operating results to the extent of the decline. For securities that do not have a readily determinable market price, the Company compares the net carrying amount of its cost method investments to similar equity securities with quoted prices when possible after giving effect to differences in risk premiums, estimated future cash flows, and other factors influencing the market value of the securities. When comparisons to quoted securities are not practical, the Company estimates the fair value based on recent sales and purchases of similar unquoted equity securities, independent appraisals, or internally prepared appraisals, to estimate the fair value.  The Company sold its $3.0 million minority equity investment in Cascade Microtech Inc. in December 2004 in connection with Cascade’s Initial Public Offering filing (See Note 16, “Sale of Investment”).

          Inventories: Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company may record charges to write down inventories due to excess, obsolete and slow moving inventories based on an analysis of the impact of changes in technology on the Company’s products (including engineering design changes), the timing of these changes, and estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. The Company writes down inventories to net realizable value based on anticipated product orders, product order history, forecasts, and backlog, to assess its inventory requirements. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional write downs of inventories may be required which will negatively impact gros s margins. Inventory impairment charges are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. As a result of these analyses, the Company wrote down inventories by $3.1 million, $0.8 million, $0.2 million and $7.1 million in the year ended May 31, 2006, the five months ended May 31, 2005 and the years ended December 31, 2004 and 2003, respectively.

          The following is a summary of the major categories of inventory as of:

	May 31,

In thousands	2006	2005

Raw materials	$9,351	$8,994
Work-in process	8,560	5,878
Finished goods	1,478	2,111

	$19,389	$16,983

          Equipment and leasehold improvements:  Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization using the straight-line method over the estimated useful lives of the assets or the life of the lease, whichever is shorter. The following is a summary by major category as of:

		May 31,

In thousands, except estimated useful lives	Estimated Useful Lives	2006	2005

Equipment	3-5	$4,652	$4,725
Leasehold improvements	Term of lease	3,899	2,619
Office furniture and equipment	3-10	7,844	8,907

		16,395	16,251
Accumulated depreciation and amortization		(11,306)	(10,115)

		$5,089	$6,136

          In December 2004, the Company entered into an agreement to sell its San Jose, California campus to Integrated Device Technology (“IDT”) for $29.0 million and to continue to occupy certain portions of the buildings through June 30, 2005 on a rent free lease back. The assets included in this agreement were classified as Assets Held for Sale as of December 31, 2004 at their fair market value of $28.3 million. The sale closed in January 2005.

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

          The Company’s management performed impairment tests as of December 31, 2005, 2004 and 2003, which compared the net book value of property and equipment and other non-current assets net book value with the estimated undiscounted cash flows from these assets. The cash flows over the estimated remaining useful lives of the assets were sufficient to recover the net book value of these assets.  In 2006, the Company recorded a $0.1 million impairment charge on fixed assets no longer in use. The fair value of the land and buildings of the Company’s San Jose campus was measured as of December 31, 2004 based upon the sale price net of closing costs in the Company’s agreement with IDT, and a $4.1 million impairment charge was recorded.  In addition, in 2004 the Company recorded a $0.1 million impairment charge on fixed assets no longer in use. In 2003 due to continued declines in corporate real estate values in the San Jose area, management reviewed the value of the corporate campus for possible impairment and concluded that there were indicators of impairment for the portion of the corporate campus that was currently not being utilized. Based on management’s evaluation and consideration of the results of an independent appraisal, the Company recorded an impairment charge of $4.1 million for the unused portion of the corporate campus. In addition, the Company recorded a $2.1 million impairment charge for fixed assets that were no longer in use.

          Goodwill and Intangible Assets: The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142). The Company performed its annual impairment test of goodwill as of December 31, 2005, 2004 and 2003 and has concluded that no impairment exists. The Company performs impairment tests on an annual basis and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of its goodwill balance.

          Revenue recognition: Revenue is recognized on the sale of the Company’s equipment when a customer purchase order or contract has been received, when the products or services have been delivered, when the total purchase price can be assured without making significant concessions, and when the Company’s ability to collect from its customer has been assured.  In recognizing revenue the Company makes certain assumptions and estimates, namely: (i) the Company considers a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) the Company considers systems delivered separately from options to have value to our customers on a stand alone basis if the options have a unique price assigned and are not significant to the total amount of the order and the options are not fundamental to the functionality of the system; (iii) the Company considers systems delivered separately from installation and training to have value to its  customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing the systems without the support of our installers, installation and training are routine and inconsequential to the total value of the transaction, and these services are routinely sold on a stand-alone basis; and (iv) for most customers the Company assumes that, based on past history, it will continue to collect its receivables from them without payment or product concessions, despite the fact that they have larger financial size relative to the Company and despite its dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables (typically a tool sale bundled with any of the following (a) training, (b) installation and (c) maintenance and service), the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value of the undelivered item exists, and (iii) if the arrangement includes a general right of return relative to a delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

          The Company also derives revenue from software licenses and post-contract customer support (PCS) under Statement of Position (SOP) 97-2 “Software Revenue Recognition”. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not reasonably assured. The Company considers all arrangements with extended payment terms not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not reasonably assured, revenue is recognized when the fee is collected. The Company may enter into licenses to provide software to customers for a period of during which the customer, for a single fee, is entitled to receive unspecified products as well as maintenance and support until the end of the contract term. For these contracts, total contract revenue is recognized on a straight-line basis over the contract period. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amount of revenues are allocated to the delivered elements.  For those contracts that consist solely of license and maintenance, the Company recognizes licenses based upon the residual method after all licensed software products have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions”.  The Company recognizes maintenance revenues over the term of the maintenance contract.  Vendor-specific objective evidence of the fair value of maintenance for license agreements is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (that is, the renewal rate).

          Deferred revenue consisted of the following as of:

	May 31,

In thousands	2006	2005

Systems products	$874	$350
Prober maintenance revenue	703	926
Prober services recognized upon future delivery	237	276
Software licenses	41	285

	$1,855	$1,837

          Warranty: The Company generally warrants its products for a period of thirteen months from the date of shipment and accrues a current liability for the estimated cost of warranty upon shipment. For established products, this accrual is based on historical experience; and for the Company’s newer products, this accrual is based on estimates from similar products.  In addition, from time to time, specific warranty accruals are made for specific technical problems.

          Allowance for doubtful accounts:  The Company closely monitors the collection of its accounts receivables and records a reserve for doubtful accounts against aged accounts and for specifically identified amounts that it believes are not recoverable. When receivable balances are determined to be uncollectible, these balances are written off.  The Company sells primarily to large, well-established semiconductor manufacturers and semiconductor test companies and has not experienced significant accounts receivable losses in the past.

          Engineering, research and development expenses:  The Company is actively engaged in basic technology and applied research programs designed to develop new products and product applications. In addition, ongoing product and process improvement, and engineering, and support programs relating to existing products are conducted. Engineering, research and development costs are expensed to operations as incurred.

          Foreign currency accounting:  The United States dollar is the functional currency for all foreign operations. The effect on the consolidated statements of operations of transaction and translation gains and losses is insignificant for all periods presented.

          Stock based Compensation and Employee Stock Plans:  The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), to account for stock options under its stock option plans over the vesting periods of the options.  Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying shares of the Company’s stock on the award’s grant date. (See Note 13 for discussion of stock-based compensation charges recorded.) The Company has elected to make pro forma fair value disclosures as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).  The Company estimates the fair value of its options using the Black-Scholes option value model. This model requires the input of highly subjective assumptions, including the expected stock price volatility.  Changes in their subjective input assumptions can materially affect the fair value estimates.  For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the employee stock plan purchases is amortized over the six-month purchase period.  (See Note 13, “Stockholders’ Equity” for detailed assumptions used by the Company to compute the fair value of stock-based awards for purposes of pro forma disclosures). The following table illustrates the effect if the Company had accounted for its stock option plans and employee stock plan under the fair value method of accounting under Statement 123, as amended by Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”:

			Years ended December 31,

In thousands, except per share amounts	Year ended May 31, 2006	Five months ended May 31, 2005	2004	2003

Net loss - as reported	$(34,030)	$(12,393)	$(6,372)	$(58,972)
Add: Stock-based employee compensation expense included in reported net loss	794	—	—	—
Less: Stock-based employee compensation expense, determined under fair value based method for all awards	(2,558)	(1,149)	(3,730)	(1,189)

Net loss - pro forma	$(35,794)	$(13,542)	$(10,102)	$(60,161)

Net loss per share:
Basic and diluted - as reported	$(1.53)	$(0.57)	$(0.30)	$(2.76)
Basic and diluted - pro forma	$(1.61)	$(0.62)	$(0.47)	$(2.82)

          Net loss per share:  Basic and diluted net loss per share amounts and shares excluded from the calculations are as follows:

			Years ended December 31,
	Year ended May 31, 2006	Five months ended May 31, 2005
In thousands, except per share data			2004	2003

Numerator: Net loss	$(34,030)	$(12,393)	$(6,372)	$(58,972)
Denominator: Basic and diluted weighted average shares	22,178	21,762	21,534	21,343

Basic and diluted net loss per share	$(1.53)	$(0.57)	$(0.30)	$(2.76)

Shares excluded from calculations
Stock options (weighted average shares)	3,600	3,399	3,669	3,636
Shares held in escrow related to acquisitions	15	26	26	26

	3,615	3,425	3,695	3,662

          The above shares were excluded from the net loss per share calculations because the Company was in a loss position and the effect of their inclusion would have been anti-dilutive. In addition, shares issuable upon conversion of convertible subordinated notes and warrants have been excluded from the net loss per share calculations because the conversion price exceeds the market value of Company stock.

          Shipping and handling:  The cost of shipping the Company’s products to customers is included in SG&A expenses. The cost of shipping related to material purchases is included in cost of sales. Shipping costs are not material.

          Comprehensive loss:  This includes net loss as well as additional other comprehensive items such as unrealized gains (losses) on investments and foreign currency translation adjustments in foreign operation where the local currency is determined to be functional currency.  The Consolidated Statement of Stockholders’ Equity summarizes the activity in comprehensive loss, net of zero tax benefit.

          The following schedule summarizes the components of accumulated other comprehensive income (loss), net of zero tax benefit, as of:

	May 31,

In thousands	2006	2005

Unrealized gain (loss) on investments	$(25)	$14
Foreign currency translation adjustments	—	—

Accumulated other comprehensive income (loss)	$(25)	$14

          Impact of recently issued accounting pronouncements:

          In December 2004, the FASB issued Statement No. 123, revised, (SFAS123R), “Share-Based Payment”. This statement revised FASB Statement No. 123 (SFAS123), “Accounting for Stock-Based Compensation”, (SFAS 123), superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amended FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Company plans to adopt SFAS 123R in June 2006, the first quarter of fiscal 2007.  While the effect of the adoption is not anticipated to have a material impact on the Company’s financial position or cash flows, it is expected to have an impact on the Company’s results of operations. Management is currently evaluating this impact.

          In November 2004, the FASB issued Statement No. 151, “Inventory Costs an amendment of ARB 43, Chapter 4” (SFAS 151), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” This Statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company plans to adopt SFAS 151 in June 2006, the first quarter of fiscal 2007, and the effect of the adoption is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

          On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of Statement 154 will have a material effect on the Company’s financial position, results of operations, or cash flows.

          In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. The Company plans to adopt EITF 06-03 in June 2007. Management is currently evaluating the EITF 06-03 could have on its consolidated financial statements.

          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company plans to adopt FIN 48 in June 2007. Management is currently evaluating the impact of adopting the provisions of FIN 48.

Note 3.  San Jose, California Corporate Campus – Financing, Purchase, Impairments and Sale

          In March 1997, the Company entered into a synthetic lease for approximately 21.5 acres of land in San Jose, California.  In January 2003, the Company provided the lessors with a notice to purchase the property by March 2003.  In December 2003, the Company received a fair market appraisal of the property for $37.0 million, $11.3 million less than the guaranteed residual lease value of $48.3 million.  Under EITF 96-21, Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities, beginning on the date the deficiency becomes probable, the expected deficiency is accrued by the lessee using the straight-line method over the remaining term of the lease.  Because the Company decided in December 2002 to purchase the leased assets by March 2003, the gross lease payments were calculated over the remaining four months of the lease. Thus, the Company began amortizing the $11.3 million deficiency at $2.8 million per month effective December 2002, and recorded $8.5 million of additional rent expense in the first quarter of 2003.  The Company completed the purchase of the property in March 2003.  The long-term lease receivable and cash collateral were used to fund the purchase price.  The land and buildings were recorded at fair value plus closing costs, approximately $37.2 million, and the accrued rent of $11.3 million was paid.  In December 2003, based on management’s evaluation and on an appraisal performed by an outside appraisal company, the land and buildings were written down to $30.9 million.

          In December 2004, the Company entered into an agreement to sell its campus to Integrated Device Technology (“IDT”) for $29.0 million and to continue to occupy certain portions of the buildings through June 2005. The fair value of the land and buildings was measured as of December 31, 2004 based upon the sale price, net of closing costs and a $4.1 million impairment charge was recorded. The sale closed on January 5, 2005. There are no rental payments on the leaseback of the San Jose campus from the date of the sale to June 30, 2005. The fair value of base rent and common area charges for the term of the lease agreement was estimated to be approximately $0.5 million and was recorded as a prepaid expense upon closing. The Company has indemnified IDT for two years with respect to representations and warranties made by the Company related to the sale. The limit of the Company’s liability for breach of the representations and warranties was $3.5 million in the sale agreement, and a $0.5 million reserve was recorded for the net present value of the Company’s guarantee obligations under the indemnification provisions.

Note 4.  Financial Instruments

          Concentration of credit risk:  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents, investments and trade receivables. The Company places its cash equivalents and investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt and equity instruments, and collateralized funds of United States and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells its systems to semiconductor manufacturers and contract test companies throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral such as letters of credit whenever deemed necessary. The write-off of uncollectible amounts has been within management’s expectations. Accounts receivable from customers in Asia were $5.2 million and $2.8 million at May 31, 2006 and 2005, respectively. (See Note 15 Segment Information.)

          Fair value of financial instruments:  The Company estimated the fair value of financial instruments and concluded the amounts reported for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.  (See Note 15 Segment Information.) Investments are reported at their estimated fair value based on quoted market prices. Realized gains and losses from the Company’s investments have been insignificant to date. The Company estimated the fair value of the convertible subordinated notes to be $9.4 million as of May 31, 2006 based upon the value of the consideration provided in the May 2006 debt conversion. (See Note 10 Convertible Subordinated Notes and Debt Conversion Expense.)

          Cash Equivalents and Investments:  The following is a summary of the Company’s cash equivalents and investments for the years ended May 31:

	Available-for-Sale

2006, in thousands	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market securities	$12,779	$—	$—	$12,779
Government securities	1,999	—	25	1,974

Total available-for-sale	14,778	—	25	14,753
Less amounts classified as cash and cash equivalents	(12,279)	—	—	(12,279)
Less amounts classified as restricted cash	(500)	—	—	(500)
Less amounts classified as long-term investments	(1,999)	—	(25)	(1,974)

Total short-term investments	$—	$—	$—	$—

          As of May 31, 2006, $12.8 million of the Company’s cash equivalents and available for sale investments will mature within one year and $2.0 million will mature within two years.

2005, in thousands	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market securities	$18,703	$—	$(2)	$18,701
Market auction preferred notes	4,600	—	—	4,600
Government securities	7,660	24	(3)	7,681
Corporate securities	3,402	—	(5)	3,397
Bank guarantee deposits	243	—	—	243

Total available-for-sale	34,608	24	(10)	34,622
Less amounts classified as cash and cash equivalents	(18,203)	—	2	(18,201)
Less amounts classified as restricted cash	(500)	—	—	(500)
Less amounts classified as long-term investments	(979)	—	2	(977)

Total short-term investments	$14,926	$24	$(6)	$14,944

Note 5.  Other Assets

The following is a summary of other assets by major category as of:

	May 31,

In thousands	2006	2005

Cash surrender value of Company owned life insurance	$382	$380
Net pension assets	117	354
Deferred financing costs on convertible subordinated notes	215	1,268
Other	177	160

	$891	$2,162

Note 6.  Accrued Liabilities

The following is a summary of accrued liabilities by major category as of:

	May 31,

In thousands	2006	2005

Accrued compensation and related liabilities	$2,268	$2,300
Warranty reserves	1,518	1,648
Accrued audit and compliance fees	714	1,027
Restructuring charges	402	623
Taxes other than on income	309	411
Interest payable on convertible subordinated notes	204	805
Other	1,601	1,869

	$7,016	$8,683

Note 7.  Warranty Reserves and Guarantees

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follow:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Sales	Warranty Reserve Utilized	Changes to Existing Warranties	Balance at End of Period

Year ended May 31, 2006	$1,648	$2,131	$(2,525)	$264	$1,518
Five months ended May 31, 2005	$2,239	$492	$(989)	$(94)	$1,648

          The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe a third party’s intellectual property rights. Further, the Company also provides guarantee instruments to certain third parties as required for certain transactions. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations. In January 2005, the Company recorded a liability for indemnification provisions related to the sale of its San Jose campus (see Note 3, “San Jose, California Corporate Campus – Financing, Purchase, Impairment and Sale”). Except with respect to amounts accrued, the Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Note 8.  Restructuring Charges

          During 2002 and 2003, the Company announced restructuring plans to reduce its workforce and to exit certain facilities in connection with the relocation of its manufacturing operations to Singapore to better align the Company’s cost structure with the market demand for its products in response to continued semiconductor equipment downturn. In the second half of 2004, the Company closed additional office facilities and completed workforce reductions related to these closures. In the second quarter of 2006, the Company further reduced workforce in its United States and European operations. Overall, 346 employees were designated for termination from all functions of the Company under the 2002 and 2003 plans. During 2003, 158 employees were terminated.

In 2003, the Company recorded a restructuring charge of $3.9 million, primarily for severance packages. During 2004, one employee related to the 2003 plan was terminated. Under the 2004 restructuring plan, 14 employees within our engineering, research and development operations were designated for termination and 13 employees were terminated. In 2004, the Company recorded a restructuring charge of $1.0 million, primarily for office space reductions and severance packages. In 2005, one employee related to the 2004 plan was terminated. In 2006, an additional one employee was designated and terminated under the 2003 restructuring plan. In addition, 3 employees within our European service organization were designated for termination and terminated during 2006 under that plan. In 2006, the Company recorded $0.2 million in restructuring charges for workforce reductions resulting from the 2003 and 2006 Plans. Restructuring accruals are included in accrued liabilities.

          Details of the 2006 Plan restructuring charges are as follows and were fully paid by the end of fiscal 2006.

	Year ended May 31, 2006

In thousands	Severance	Other Costs	Total

Beginning balance	$—	$—	$—
Restructuring charges	69	13	82
Cash payments	(69)	(13)	(82)

Ending balance	$—	$—	$—

          Details of the 2004 Plan restructuring charges are as follows and are anticipated to be substantially paid by the end of fiscal 2008.

	Year ended May 31, 2006			Five months ended May 31, 2005

In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total

Beginning balance	$—	$611	$611	$26	$725	$751
Cash payments	—	(246)	(246)	(26)	(114)	(140)

Ending balance	$—	$365	$365	$—	$611	$611

          Details of the 2003 Plan restructuring charges are as follows and are anticipated to be substantially paid by the end of fiscal 2007.

	Year ended May 31, 2006			Five months ended May 31, 2005

In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total

Beginning balance	$—	$—	$—	$—	$—	$—
Restructuring charges	147	10	157	—	—	—
Cash payments	(130)	—	(130)	—	—	—

Ending balance	$17	$10	$27	$—	$—	$—

          Details of the 2002 Plan restructuring charges are as follows and are anticipated to be substantially paid by the end of fiscal 2012.

	Year ended May 31, 2006			Five months ended May 31, 2005

In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total

Beginning balance	$—	$12	$12	$—	$12	$12
Cash payments	—	(2)	(2)	—	—	—

Ending balance	$—	$10	$10	$—	$12	$12

Note 9.  Gain on Settlement of Long Term Liability

          In the third quarter of 2004, the Company negotiated a new agreement with its former parent company (“GSX”) that reduced the amounts payable under the Company’s tax benefit sharing agreement. Under the terms of this new agreement, the Company was required to pay $1.3 million over seven quarters beginning in Q4 2004. This settlement resulted in an $8.3 million gain, or $0.38 per share, in 2004 as a result of reducing the estimated liability to the net present value of the settlement amount.  As of May 31, 2006, there is one $0.2 million payment remaining to be paid.

Note 10. Convertible Subordinated Notes and Debt Conversion Expense

          In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes (“Notes”) due in June 2007. The proceeds from the sales of the Notes was $32.5 million, net of $3.0 million in debt issuance expenses. Interest on the Notes is payable each year on the fifteenth of June and December and is charged to interest expense. Annual interest payments on the remaining Notes are $0.4 million, and will result in a charge to interest expense until the end of the term of the Notes. The terms of the Notes enable the holders to convert principal amounts owed at a conversion price of $10.2465 per share. The Company may force the conversion of all or a portion of the Notes in certain circumstances.  The convertible notes initially enabled the holders to convert principal amounts owed under the Notes into an aggregate of 2,598,448 shares of common stock at a conversion price of $13.662 per share. The Notes contain a beneficial conversion feature, which was triggered on February 21, 2003. As a result, the conversion price was lowered to $10.2465 per share and an additional 866,150 common shares became issuable upon conversion of the Notes. This adjustment to the conversion price resulted in a $1.0 million non-cash charge to interest expense in the Company’s operating results for the first quarter of fiscal 2003.

          In the five months ended May 31, 2005, the Company repurchased $2.0 million of the Notes with a $1.8 million net book value for $1.8 million of cash.  During May 2006, the Company exchanged $25.0 million of its Notes for 4,268,000 shares of its common stock and $7.5 million in cash in privately negotiated transactions with Note holders. The offer and issuance of the common stock underlying these transactions were exempt from registration under Section 4 (2) of the Securities Act of 1933 and were freely traded upon issuance.  At the conversion price of $10.2465 per share, the $25.0 million of Notes exchanged would have been convertible into 2,440,000 shares of common stock. For accounting purposes, the additional 1,828,000 shares of common stock that the Company issued in these transactions, valued at $8.6 million and the $7.5 million cash paid are considered an inducement for the holders to convert their Notes, which combined with unamortized bond costs of $1.1 million and transaction costs of $0.4 million required the Company to record a non-operating debt conversion expense of approximately $17.6 million during the year ended May 31, 2006. These transactions resulted in a $25.0 million reduction of the Notes outstanding and increased Stockholders’ Equity by $33.6 million. The 4,268,000 shares of common stock issued in these transactions represented approximately 16.2% of the shares outstanding as of May 31, 2006.

          The following is a summary of convertible subordinated Notes, net as of:

	May 31,

In thousands	2006	2005

Convertible subordinated notes	$8,500	$33,500
Less: Discount	(170)	(1,087)

	$8,330	$32,413

          As of May 31, 2006 the $8.5 million in Notes, at a conversion price of $10.2465 per share, would convert into 830,000 shares of common stock.

          In connection with the issuance of the convertible notes in 2002, the Company also issued warrants for the purchase of 714,573 shares of common stock that are exercisable at a price of $15.444 per share. The original value of the warrants was determined to be $2.6 million using the Black-Scholes option pricing model, with a volatility factor of 62%, a risk free interest rate of 4%, an expected term of 5 years with a fair value of the underlying common stock of $10.00. In accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and based on the registration rights agreement entered into in connection with the issuance of the Notes and warrants, the value of the warrants were classified as a liability. The original value of the warrants is being accreted to interest expense over the term of the Notes using the effective interest rate method. Upon registration of the notes, warrants and underlying shares of common stock on September 16, 2002, the warrants were revalued using the Black-Scholes option pricing model, and were reclassified as equity. The revaluation of the warrants was determined to be $0.3 million using the Black-Scholes option pricing model, a volatility factor of 62%, a risk free interest rate of 4% and an expected term of 5 years with a fair value of the underlying common stock of $3.02.

Note 11.  Line of Credit

          In July 2004, the Company established a revolving line of credit agreement with Comerica Bank under which the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company’s assets and requires that the Company maintain certain minimum financial covenants. As of May 31, 2006, the bank has provided a waiver for one financial covenant that was not met by the Company. No amounts were outstanding under this line of credit as of May 31, 2006.  The Company currently maintains cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent the Company borrows against this line of credit.

Note 12.  Commitments and Contingencies

          The Company’s lease agreement with 5729 Fontanoso Way, LLC for its new corporate headquarters commenced on May 1, 2005 for sixty months.  The Company has an option to extend this lease agreement for an additional five year period. The Company’s rent expense was $1.7 million, $1.1 million, $1.1 million and $2.2 million for the year ended May 31, 2006, the five months ended May 31, 2005 and the years ended December 31, 2004 and 2003, respectively.  Purchase commitments, included in the table below, include $9.0 million of inventory purchase commitments, $6.8 million of which are cancelable.

          The following table summarizes our contractual obligations and estimated commercial commitments as of May 31, 2006 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Fiscal Period

In thousands	2007	2008	2009	2010	Total

Operating leases	$1,535	$1,584	$1,395	$1,282	$5,796
Purchase commitments	9,131	—	—	—	9,131
Settlement agreements	150	—	—	—	150
Interest payments on convertible notes	446	223	—	—	669
Principal payment on convertible notes	—	8,500	—	—	8,500

Total cash obligations	$11,262	$10,307	$1,395	$1,282	$24,246

          The Company is not currently involved in any legal actions that management believes are material.  From time-to-time, however, the Company may be subject to various claims and lawsuits by customers, suppliers, competitors, and employees arising in the normal course of business, including suits charging infringement or violations of antitrust laws.  Such suits may seek substantial damages and in certain instances, any damages awarded could be trebled.

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

          Rights agreement:  In February 1999, the Company amended its Shareholder Rights Plan (“Rights Agreement”) that was adopted in November 1997. Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of Common Stock owned by the Company’s stockholders of record on December 5, 1997. The rights expire on December 4, 2007, unless extended or earlier redeemed or exchanged by the Company. Under the Rights Agreement, each right entitles the registered holder to purchase one-hundredth of a Series A Preferred share of the Company at a price of $140. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock.

          Stock repurchase program:  In May 1998, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s stock to reduce the dilution resulting from its employee stock option and stock purchase plans. The Company purchased 71,000 and 62,000 shares of common stock at costs of $1.0 million and $0.8 million in the years ended December 31, 1999 and 1998, respectively.

          Stock option plans:  In May 2001, the Company adopted the 2001 Non-Officer Employee Stock Incentive Plan (“2001 Plan”) and reserved 1,300,000 shares for issuance. During 2001 and 2000, the Company’s stockholders approved amendments to the 1997 Stock Incentive Plan (“1997 Plan”) to increase the number of shares reserved for issuance by 700,000 and 1,000,000, respectively. In January 2003, the Company increased the number of shares reserved for issuance under the 2001 Plan by 1,000,000 shares. Options under these plans are granted at fair market value, expire from three to ten years from the date of grant and generally vest in quarterly installments, commencing one year from the date of grant.

          The following table summarizes stock option activity and related information for:

					Years ended December 31,

	Year ended May 31, 2006		Five months ended May 31, 2005		2004		2003

Shares in thousands	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price

Beginning	3,582	$6.63	3,520	$8.75	3,160	$10.10	3,938	$16.21
Granted	1,614	$3.75	703	$3.49	945	$5.23	1,679	$2.57
Exercised	(118)	$2.20	(30)	$3.89	(168)	$1.49	(44)	$1.48
Forfeited	(1,598)	$3.49	(611)	$15.52	(417)	$13.89	(2,413)	$15.00

Ending	3,480	$6.88	3,582	$6.63	3,520	$8.75	3,160	$10.10

	Year ended May 31, 2006

Shares in thousands	Options Outstanding	Weighted Average Exercise Price	Number of Shares Available for Grant

Stock plans approved by stockholders - 1997 Plan	2,141	$8.26	997
Stock plans not approved by stockholders - 2001 Plan	1,339	$4.69	866

	3,480	$6.88	1,863

          The following table summarizes information about outstanding options at various ranges of exercise prices at May 31, 2006:

	Options Outstanding			Options Exercisable

Shares in thousands	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$1.37 - $2.74	376	3.36	$2.32	232	$2.23
$2.75 -$3.21	594	4.40	$3.12	549	$3.14
$3.22 - $4.35	610	3.87	$3.81	368	$3.76
$4.36 - $4.92	683	6.12	$4.74	231	$4.50
$4.93 - $13.81	556	1.85	$7.19	526	$7.28
$13.82 - $32.94	661	2.71	$17.64	661	$17.64

Totals	3,480	3.80	$6.88	2,567	$7.85

          Employee stock purchase plan (ESPP): In May 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 2,000,000 shares. The Company’s 2002, 1998 and 1993 Employee Stock Purchase Plans provide that eligible employees may purchase stock at 85% of its fair value on specified dates through payroll deductions. At May 31, 2006, the Company had 1,619,000 shares reserved for future issuance under the 2002 Plan. The Company sold approximately 59,000, 48,000, 168,000 and 166,000 shares to employees in the year ended May 31, 2006, the five months ended May 31, 2005, and the years ended December 31, 2004 and 2003, respectively.

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

          In April 2006, the Company’s chairman and Chief Executive Officer, Keith Barnes, resigned his positions with the Company. In connection with this resignation, the compensation committee of the Board of Directors approved a consulting agreement with Mr. Barnes which resulted in his vested options continuing to be exercisable for up to two years from the date of cessation of his employment, rather than 90 days after the cessation of his employment had Mr. Barnes not continued to provide services to the Company. This change in the period of termination of Mr. Barnes’ vested options is considered a modification of the options per APB 25, requiring the Company to take a stock-based compensation charge in 2006 of $0.8 million, the intrinsic value of the options at the modification date.

          Stock-based compensation cost for options granted to the Company’s Industry/Technology Advisory Board of less than $0.1 million and $0.1 million were recorded in the five months ended May 31, 2005 and the year ended December 31, 2004.

          These stock-based compensation charges are included in sales, general and administrative expenses in the Statements of Operations. No stock-based employee compensation cost is reflected in the years ended December 31, 2004 and 2003, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

          The fair value assumptions and weighted average grant date fair values for the plans are as follows:

			Years ended December 31,

Stock option plans	Year ended May 31, 2006	Five months ended May 31, 2005	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	74.3%	88.9%	88.6%	89.0%
Risk-free interest rate	4.6%	3.8%	3.5%	2.8%
Expected life (years)	2.4	2.3	3.0	3.5
Weighted average grant date fair values	$4.51	$3.49	$3.10	$1.87

			Years ended December 31,

Employee stock purchase plans	Year ended May 31, 2006	Five months ended May 31, 2005	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	58.6%	77.1%	74.8%	130.0%
Risk-free interest rate	4.0%	3.2%	2.6%	1.0%
Expected life (years)	0.5	0.5	0.5	0.5
Weighted average purchase date fair values	$3.20	$1.36	$0.86	$0.83

          In July 2003, the Company filed a Schedule TO with the Securities and Exchange Commission in connection with its Option Exchange Program pursuant to which eligible employees had the opportunity to make a one-time election to cancel certain outstanding grants of stock options under the Electroglas 1993 Long-Term Incentive Plan, the Electroglas 1997 Stock Incentive Plan and the Electroglas 2001 Non-Officer Employee Stock Incentive Plan and exchange them for a lesser number of new options at a new exercise price and with a new vesting schedule. The Company initiated this program to increase the motivational and retention value of its stock option programs and to decrease the potentially dilutive effect of the large number of options held by employees that had exercise prices substantially above the current market price of the Company’s common stock. During the third quarter of 2003, 727,000 were surrendered and cancelled pursuant to the Option Exchange Program. In February 2004, 264,000 shares were granted under the Option Exchange Program at a price of $5.78, the closing market price on that day, with a vesting period of eighteen months and an option life of three years.

          Warrants:  In connection with the issuance of the Notes, the Company also issued warrants for the purchase of 715,000 shares.  (See Note 10, “Convertible Subordinated Notes and Debt Conversion Expense”). The Company may force the conversion of all or a portion of the warrants in certain circumstances.

Note 14.  Employee Benefit Plans

          Incentive plans:  The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its employees who reside in the United States. The Board of Directors determines annually a formula to set aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. There were no charge to operations for these plans during 2006, 2005, 2004, and 2003.

          Pension Plans: The majority of employees in Europe, Asia and the United States are covered by defined contribution pension plans. In certain foreign countries, employees are covered by pension plans under local legal requirements. The total cost of these additional pension plans was $0.2 million in the year ended May 31, 2006 and nominal in the five months ended May 31, 2005 and the years ended December 31, 2004 and 2003, respectively. These supplemental pension plans are funded by prepaid life insurance contracts. The projected benefit obligations of these supplemental plans of $0.8 million and $0.5 million were netted against pension assets and included in other assets as of May 31, 2006 and 2005, respectively.

Note 15.  Segment Information

          FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.  The Company operates as a single operating unit and has one reportable unit.

          The Company’s sales by geography to unaffiliated customers are as follows:

					Years ended December 31,

In thousands	Year ended May 31, 2006		Five months ended May 31, 2005		2004		2003

Europe	$9,804	22%	$3,700	33%	$18,396	29%	$10,751	24%
Asia	15,924	36	4,522	40	21,520	34	18,570	41

International	25,728	58	8,222	73	39,916	63	29,321	65
North America	18,589	42	3,001	27	23,088	37	15,646	35

	$44,317	100%	$11,223	100%	$63,004	100%	$44,967	100%

          Sales between geographic areas are at prices that the Company believes are at arm’s length and are eliminated in the consolidated financial statements. International sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

          Sales to customers in the United States, Singapore and France represented 41%, 11% and 10% of the Company’s sales in 2006, respectively. In the five months ended May 31, 2005, sales to customers in the United States, France, Singapore, and China represented 27%, 25%, 12% and 10% of sales, respectively. Sales to customers in United States, France and Singapore represented 37%, 15% and 13% of the Company’s sales in 2004, respectively. Sales to customers in United States, Taiwan, France and Malaysia represented 33%, 14%, 12% and 12% of the Company’s sales in 2003, respectively.

          Service revenue, included in aftermarket prober products and services was 10% of net sales for the year ended May 31, 2006, 12% of net sales for the five months ended May 31, 2005 and less than 10% of net sales during the years ended December 31, 2004 and 2003. Revenues from after-sale services have traditionally totaled less than 10% of the Company’s total revenues and are not shown separately.The following is a summary of the Company’s net sales by product category, although the Company manages its business as a single operating unit:

			Years ended December 31,

In thousands	Year ended May 31, 2006	Five months ended May 31, 2005	2004	2003

Prober and test handling systems	$26,121	$6,574	$42,755	$23,402
Test floor management software products	953	414	1,725	46
DFM and fab solutions software products	—	—	—	4,002
Inspection products	—	—	—	2,991
Aftermarket prober products and services	17,243	4,235	18,524	14,526

	$44,317	$11,223	$63,004	$44,967

          The following table presents summary customer concentration information as a percentage of sales:

			Years ended December 31,

Customers	Year ended May 31, 2006	Five months ended May 31, 2005	2004	2003

Customer A	28%	39%	29%	16%
Customer B	2%	2%	13%	1%
Customer C	5%	1%	7%	15%
Customer D	0%	0%	3%	13%

          The following table presents summary customer concentration information as a percentage of accounts receivable:

Customers	As of May 31, 2006	As of May 31, 2005

Customer A	36%	28%
Customer E	15%	0%

          Identifiable long-lived assets by geography are as follows:

          The majority of the Company’s long-lived assets in Asia consist of fixed assets located at the Company’s Singapore manufacturing facility.

In thousands	As of May 31, 2006	As of May 31, 2005

Europe	$183	$253
Asia	720	1,079

International	903	1,332
North America	4,186	4,804

	$5,089	$6,136

Note 16.  Sale of Investment

          In the second quarter of 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (“Cascade”) for approximately $3.0 million, which represented less than a 10% equity interest. The Company’s Chairman and Chief Executive Officer (who resigned as of April 7, 2006) was a director of Cascade. (See Note 20, “Related Party Transactions”.) In December 2004, the Company sold its equity investment in Cascade in connection with their Initial Public Offering. The Company received $6.6 million in net proceeds from the sale and recorded a $3.5 million gain in the fourth quarter of 2004.

Note 17.  Sales of Product Lines

          In July, 2003, the Company sold its DFM and Fab Solutions software product lines and related assets to FEI Company (“FEI”) for $4.9 million in cash, net of selling expenses, plus the assumption of $2.5 million of liabilities.  In 2003, the Company recorded a gain on this sale of $6.5 million after deducting from the consideration the book value of assets sold, transaction and other related costs, and the Company’s obligation to FEI under indemnification provisions of the agreement.  As part of this transaction, the Company has indemnified FEI for certain representations and warranties over periods ranging from twelve to forty-eight months. A $0.1 million reserve was established for the net present value of the Company’s guarantee obligations under the indemnification provisions. In September 2004, the Company and FEI agreed to close the escrow account with a payment of $0.1 million to FEI for claims made under the indemnification provisions.

          In November 2003, the Company sold the inspection products line and related assets to ATS Systems Oregon, Inc. for $1.2 million in cash, net of selling expenses, plus the assumption by ATS of $0.6 million of warranty obligations. In 2003, the Company recorded a gain on this sale of $1.4 million, after deducting from the consideration the book value of assets sold, transaction and other related costs, and the Company’s obligation to ATS under the indemnification provisions of the agreement.

Note 18.  Income Taxes

          Significant components of the provision (benefit) for income taxes are as follows for:

			Years ended December 31,

In thousands	Year ended May 31, 2006	Five months ended May 31, 2005	2004	2003

Federal:
Current	$—	$—	$—	$(1,252)
Deferred	—	—	—	—

	—	—	—	(1,252)
State:
Current	—	—	—	(165)
Deferred	—	—	—	—

	—	—	—	(165)
Foreign:
Current	(628)	5	57	264
Deferred	—	—	—	—

	(628)	5	57	264

	$(628)	$5	$57	$(1,153)

          No tax benefits were realized from exercises of nonqualified stock options or disqualifying dispositions of stock acquired through incentive stock option or the employee stock purchase plan during the year ended May 31, 2006, the five months ended May 31, 2005 and the years ended December 31, 2004 and 2003, respectively.  Pre-tax income (loss) from foreign operations was $2.1 million, $(0.9) million, $3.4 million, and $1.8 million for the same periods.

          The Company uses estimates based on historical experience and various other assumptions in the area of income tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities.  It is the Company’s policy to accrue for income tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.  As of May 31, 2006 and May 31, 2005, income tax related reserves totaled approximately $1.0 million and $1.6 million, respectively.

          In October 2004, the American Jobs Protection Act was signed into law.  Certain provisions of this Act allow multinational companies to repatriate cash related foreign earnings at a favorable rate if used to create or maintain jobs in the United States.  At May 31, 2006, there are no plans in place to repatriate earnings from foreign subsidiaries as the only cash maintained in these entities is for working capital purposes.  Upon repatriation of foreign earnings, residual United States taxes would be immaterial.

          The reconciliation of income tax computed at the United States federal statutory rates to income tax expense is as follows for the periods ended:

					Years ended December 31,

	Year ended May 31, 2006		Five months ended May 31, 2005		2004		2003

In thousands, except percentages	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Tax computed at U.S. statutory rate	$(12,131)	(35.0)%	$(4,287)	(35.0)%	$(2,211)	(35.0)%	$(21,044)	(35.0)%
State income taxes (net of federal benefit)	—	—	—	—	—	—	(107)	(0.2)
Research and development credits	(554)	(1.6)	(175)	1.4	(350)	(5.5)	(700)	(1.2)
Foreign taxes	13	—	3	—	37	0.6	79	0.1
Debt conversion expenses	6,023	17.4	—	—	—	—	—	—
GSX release of liability	—	—	—	—	(3,310)	(52.4)	—	—
Unbenefitted losses	5,857	16.9	4,111	33.6	5,477	86.7	21,907	36.4
Changes in valuation allowance	554	1.6	175	1.4	350	5.5	824	1.4
Reversal of tax reserves	(647)	(1.9)	—	—	—	—	(1,252)	(2.1)
Other, net	257	0.8	178	1.5	64	1.0	(860)	(1.3)

Provision (benefit) for income taxes	$(628)	(1.8)%	$5	0.0%	$57	0.9%	$(1,153)	(1.9% )

          Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax accounts are as follows for:

	Years ended May 31,

In thousands	2006	2005

Deferred tax assets:
Intangible assets	$3,288	$5,436
Warranty reserves	561	580
Inventories	1,111	1,494
Depreciable assets	132	512
Deferred revenue	395	679
Net operating losses	94,366	85,446
Tax credit carryforwards	13,402	12,785
Other	3,374	2,799

Total deferred tax assets	116,629	109,731
Less: valuation allowance	(116,629)	(109,731)

Net deferred tax assets	$—	$—

          Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating losses and tax credit carryforwards. The Company has provided a valuation allowance equal to its total deferred tax assets of $116.6 million at May 31, 2006 due to uncertainties surrounding realization (using ‘more likely than not’ criteria) of these deferred tax assets.  The valuation allowance increased by $6.9 million and $4.3 million in 2006 and 2005, respectively.

          The company’s tax attributes were as follows as of May 31, 2006:

	Federal		State

In thousands	Amount	Expiration	Amount	Expiration

Acquisition related net operating losses	$230	2018-2020	$—
Acquisition related tax credits	$138	2010-2019	$—
Non-acquisition related net operating losses	$263,002	2021-2026	$92,014	2013-2016
Non-acquisition related tax credits	$8,076	2018-2026	$263	2009-2014

          As of May 31, 2006, the Company had federal and state net operating losses and tax credits that will expire in varying amounts if unutilized as indicated above.  Due to change of ownership rules, net operating losses and tax credits attributable to the Company’s acquisitions are significantly limited and will expire if not utilized.  The California research and development credit of $8.0 million does not expire under the current law.

Note 19.  Economic Development Board Grants

          The Company maintains manufacturing operations in Singapore and is eligible to receive employment-related grants from the Economic Development Board of Singapore (“EDB”).  As these grants are the result of ongoing negotiations rather than fixed and determinable at year-end, it is the Company’s policy to record grant income when received.  In the year ended May 31, 2006, the five months ended May 31, 2005, and the year ended December 31, 2004, the Company received $0.1 million, nil, and $0.1 million, respectively in EDB grants. This grant income is included in Other income (expense) in the Statements of Operations.

          The grant applications are subject to the following conditions:

•	The Company shall implement the development project as indicated in the Company’s application and subsequent revisions;

•	The development project shall meet the project milestones and deliverables;

•	The Company shall carry out the entire development project in Singapore unless otherwise stated;

•

The Company shall manufacture in Singapore the products developed by the R&D team within six months of the completion of the R&D for each product. The Company shall keep such manufacturing solely in Singapore for at least three years or the lifetime of the product, whichever is shorter, following the completion of the development project; and

•	The Company must increase its paid-up capital to the recommended grant amount of $0.2 million before the end of the qualifying period.

Note 20.  Related Party Transactions

          One of the Company’s directors is a director of National Semiconductor (“National”), a customer of the Company. The Company sold prober products and had receivable balances from National as follows:

			Years ended December 31,

In thousands	Year ended May 31, 2006	Five months ended May 31, 2005	2004	2003

Revenue	$2,276	$151	$4,352	$6,525
Accounts Receivable	$396	$91	$2,999	$3,117

          The Company’s former Chairman and Chief Executive Officer (who resigned as of April 7, 2006) is a director of Cascade Microtech, Inc. (“Cascade”). The Company sold its minority equity investment in Cascade in December 2004. (See Note 16,”Sale of Investment”).The Company purchased inventory from Cascade of $0.1 million and sold prober and software products to Cascade of $0.4 million in 2003.  As of May 31, 2006 and 2005, there were no accounts payable or accounts receivable balances with Cascade.

          One of the Company’s directors (who joined the board in January 2006) is an officer of Novellus, Inc., (“Novellus”) a customer of the Company.  The Company sold prober products to Novellus, Inc of $0.3 million for the year ended May 31, 2006. The Company had no sales to this customer in 2005, 2004 and 2003. As of May 31, 2006 and 2005, there were no accounts receivable balances due from Novellus.

          One of the Company’s directors is an officer of Vignani Inc., a vendor of the Company, providing engineering services.  Payments made and payable are negligible for the year ended May 31, 2006 and the five months ended May 31, 2005.

          Sales terms and pricing and purchase terms and pricing to and from for related parties are consistent with those offered by the Company to other customers and purchased by the Company from other vendors.

Note 21.  Allowance for Doubtful Accounts and Sales Returns

In thousands	Balance at Beginning of Period	Charged to costs and expenses	Deductions	Balance at End of Period

Year ended May 31, 2006
Allowance for doubtful accounts	$513	$(79)	$(16)	$418
Allowance for sales returns	81	(20)	—	$61

Total	$594	$(99)	$(16)	$479

Five months ended May 31, 2005
Allowance for doubtful accounts	$484	$29	$—	$513
Allowance for sales returns	54	27	—	81

Total	$538	$56	$—	$594

Year ended December 31, 2004
Allowance for doubtful accounts	$808	$57	$(381)	$484
Allowance for sales returns	195	(141)	—	54

Total	$1,003	$(84)	$(381)	$538

Year ended December 31, 2003
Allowance for doubtful accounts	$428	$495	$(115)	$808
Allowance for sales returns	201	(6)	—	195

Total	$629	$489	$(115)	$1,003

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A.  Controls and Procedures

Controls and Procedures

          Evaluation of disclosure controls and procedures:  We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of May 31, 2006, the end of the period covered by this Form 10–K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10–K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

          The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10–K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken.

          This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10–Q and Form 10–K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our finance organization. The goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

          Based upon the controls evaluation, our CEO and CFO have concluded that as of May 31, 2006, the end of the period covered by this Form 10–K, our Disclosure Controls were not effective due to the material weakness described in Management’s Report on Internal Control Over Financial Reporting below.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2006 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company has identified the following material weakness that existed as of May 31, 2006:

          During the second half of its fiscal year ended May 31, 2006, the Company experienced unanticipated turnover of a number of key finance department staff and consultants as well as the unanticipated hospitalization of one key finance department staff.  As a result, management determined that due to the inadequate staffing and supervision of the Company’s finance department and its impact on the ability of Company personnel to carry out control functions in accordance with the Company’s internal control policies and procedures, there existed as of May 31, 2006 a more than remote likelihood that a material misstatement of our annual or interim financial statements could occur and not be prevented or detected.  This inadequate staffing also impacted the timing and completion of management’s testing under Sarbanes Oxley Section 404, such that management did not have sufficient time prior to May 31, 2006 to remediate the aforementioned material weakness.  The Company is currently hiring additional qualified finance staff and will begin cross-training department level functions to remediate this material weakness.

          The material weakness identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2006.

          Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was not effective as of May 31, 2006 due to the material weakness as noted above. We reviewed the results of management’s assessment with the Audit Committee of Electroglas’ Board of Directors. BDO Seidman, LLP, our independent registered public accounting firm, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of May 31, 2006.  BDO Seidman, LLP has issued an attestation report on management’s assessment, which is included in Item 9A of this Annual Report on Form 10–K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Electroglas, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Electroglas, Inc. did not maintain effective internal control over financial reporting as of May 31, 2006, because of the effects of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electroglas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

During the second half of its fiscal year ended May 31, 2006, the Company experienced unanticipated turnover of a number of key finance department staff and consultants as well as the unanticipated hospitalization of one key finance department staff.  As a result, management determined that due to the inadequate staffing and supervision of the Company’s finance department and its impact on the ability of Company personnel to carry out control functions in accordance with the Company’s internal control policies and procedures, there existed as of May 31, 2006, a more than remote likelihood that a material misstatement of the Company's annual or interim financial statements could occur and not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of Electroglas, Inc.’s consolidated financial statements as of and for the year ended May 31, 2006 and five month period ended May 31, 2005, and this report does not affect our report dated August 25, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that Electroglas, Inc. did not maintain effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Electroglas, Inc. has not maintained effective internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after May 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Electroglas, Inc. as of May 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for year ended May 31, 2006 and the five month period ended May 31, 2005, and our report dated August 25, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California

August 25, 2006

Item 9B.  Other Information

          Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information required by this item, including the independence of the audit committee and the audit committee’s financial expert, is included under the heading “Election of Director” and “Other Matters” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 26, 2006, and is incorporated herein by reference.

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

Item 11.  Executive Compensation

          The information required by this item is included under the heading “Executive Compensation and Other Information” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 26, 2006, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 26, 2006, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          The information required by this item is included under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 26, 2006, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

          The information required by this item is included under the heading “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 26, 2006, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this Report:

	(1) Index to Financial Consolidated Statements
	Report of Independent Registered Public Accounting Firm, BDO Seidman LLP	30
	Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	31
	Consolidated statements of operations — year ended May 31, 2006, five months ended May 31, 2005, and years ended December 31, 2004 and 2003	32
	Consolidated balance sheets - May 31, 2006 and 2005	33
	Consolidated statements of stockholders’ equity — year ended May 31, 2006, five months ended May 31, 2005, and years ended December 31, 2004 and 2003	34
	Consolidated statements of cash flows — year ended May 31, 2006, five months ended May 31, 2005, and years ended December 31, 2004 and 2003	35
	Notes to consolidated financial statements	36

(2) Index to Financial Statement Schedules – All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

	(3) Exhibit Index

Exhibit Number		Exhibits

3.1		Certificate of Incorporation of Electroglas, Inc., as amended.(1)
3.2		By-laws of Electroglas, Inc., as amended.(2)
3.3		Certificate of Designation for Electroglas, Inc.(3)
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2		Specimen Common Stock Certificate of Electroglas, Inc., a Delaware corporation.(1)
10.1	*	Electroglas, Inc. 1993 Long-Term Incentive Plan.(4)
10.2	*	Change of Control Agreement between Electroglas, Inc. and Armand J. Stegall dated as of June 9, 1995.(5)
10.3	*	Electroglas, Inc. Restricted Stock Bonus Agreement Between Electroglas, Inc. and Curtis S. Wozniak.(6)
10.4	*	Change of Control Agreement between Electroglas, Inc. and Curtis S. Wozniak dated as of April 4, 1996.(6)
10.5	*	Electroglas Officers’ Retirement Medical and Dental Coverage Policy.(7)
10.7		Rights Agreement between Electroglas, Inc., and BankBoston, N.A., as rights agent dated as of November 18, 1997.(8)
10.8	*	Electroglas, Inc. 1997 Stock Incentive Plan.(9)
10.9	*

Form of Change of Control Agreement between the Company and each of Timothy J. Boyle, Wayne E. Woodard, Thomas E. Brunton, and Richard J. Casler as of June 9, 1995, April 5, 1999, December 22, 2000, and March 15, 2004, respectively.(10)

10.11	*	Electroglas, Inc. 1998 Employee Stock Purchase Plan.(11)
10.12	*	Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan.(12)
10.13	*	Executive Employment Agreement between Electroglas, Inc. and Keith Barnes dated October 22, 2003. (13)
10.14	*	Electroglas, Inc. Stock Option Award Agreement between Electroglas, Inc. and Keith Barnes dated October 28, 2003. (14)
10.15	*	Resignation letter from Curt Wozniak to Electroglas, Inc. dated October 28, 2003. (15)
10.16		Lease agreement between 5729 Fontanoso Way, LLC and Electroglas, Inc. dated February 7, 2005.(16)
10.17	*

Form of Board of Directors Consulting and Indemnity Agreement, dated December 19, 2005, by and between Electroglas, Inc. and each of Robert J. Frankenberg, Mel Friedman, C. Scott Gibson, John F. Osborne, Thomas M. Rohrs, and Edward M. Saliba. (17)

Exhibit Number		Exhibits

10.18	*	Board of Directors Consulting and Indemnity Agreement, dated February 7, 2006, by and between Electroglas, Inc. and Fusen E. Chen.(18)
10.19	*	Board of Directors Consulting and Indemnity Agreement, dated April 12, 2006, by and between Electroglas, Inc. and Keith L. Barnes.(19)
10.20	*	Offer letter, effective April 7, 2006 by and between the Company and Thomas M. Rohrs. (20)
10.19		Exchange Agreement with certain holder of the Company’s 5.25% Convertible Subordinated Notes Due 2007 (21)
10.20	*	Clarification of Consulting Agreement by and between Electroglas, Inc. and Keith L. Barnes dated July 6, 2006.
10.21	*	Amended and Restated Change of Control Agreement, dated March 31, 2006, by and between Electroglas, Inc. and Thomas E. Brunton.(22)
12.1		Statement of Computation of Ratios.
21.1		List of subsidiaries of registrant.
23.1		Consents of BDO Seidman LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.
(2)	Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 1999.
(3)	Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(4)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-74860), which became effective on February 23, 1994.
(5)	Incorporated by reference to the identically numbered exhibit of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1996.
(6)	Exhibits 10.3 and 10.4 are Incorporated by reference to Exhibits 10.10 and 10.11, respectively, of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.
(7)	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 31, 1996.
(8)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G (Commission File No. 0-21626), filed with the Securities and Exchange Commission on November 19, 1997.
(9)	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(10)	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.
(12)	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2002.
(13)	Incorporated by reference to Exhibit 10.13 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(14)	Incorporated by reference to Exhibit 10.14 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(16)	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2005.

(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2005.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2006.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2006.
(20)	Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 4, 2006.
(21)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 3, 2006.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 31, 2006.

*	Management contracts, or Company compensatory plans or arrangements.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROGLAS, INC.

By:	/s/ THOMAS M. ROHRS

Thomas M. Rohrs
Chairman and Chief Executive Officer

Date: August 25, 2006

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Rohrs and Thomas E. Brunton, and each of them, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. ROHRS	Chairman and Chief Executive Officer (Principal Executive Officer)	August 25, 2006

Thomas M. Rohrs

/s/ THOMAS E. BRUNTON	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	August 25, 2006

Thomas E. Brunton

/s/ FUSEN E. CHEN	Director	August 25, 2006

Fusen E. Chen

/s/ ROBERT J. FRANKENBERG	Director	August 25, 2006

Robert J. Frankenberg

/s/ MEL FRIEDMAN	Director	August 25, 2006

Mel Friedman

/s/ C. SCOTT GIBSON	Director	August 25, 2006

C. Scott Gibson

/s/ JOHN OSBORNE	Director	August 25, 2006

John Osborne

/s/ EDWARD M. SALIBA	Director	August 25, 2006

Edward M. Saliba