Form 10-Q
period 2006-09-02
ELECTROGLAS INC
filed 2006-10-10
CIK 902281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 2, 2006

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __


    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


   Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|



    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes ___ No X

    As of September 29, 2006, 26,282,000 shares of the Registrant's common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

FORWARD LOOKING STATEMENTS

    The following discussion should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward looking statements. The forward looking statements include, without limitation, statements regarding:

o Our belief that we have and can maintain certain technological and other advantages over our competitors;
o Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;
o Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;
o Our expectation that engineering and research and development expenses to decrease in fiscal 2007;
o Our anticipation that our future cash from operations, available cash and cash equivalents at September 2, 2006, should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;
o Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, the level of software sales, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs;
o Our belief that it is improbable that we will be required to pay any material amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;
o Our anticipation that outstanding restructuring charges as of September 2, 2006 from the 2004 Plan will be substantially paid by the end of fiscal 2008 and from the 2003 Plan will be substantially paid by the end of fiscal 2007, and from the 2002 Plan will be substantially paid by the end of fiscal 2012;
o      The anticipated performance of our new EG6000 products;
o Our expectation that external financing vehicles will continue to be available to us;
o Our assertion that sales often reflect orders shipped in the same quarter as they are received;
o      Future restructuring activities;
o Our belief that to stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles;
o Results of our efforts to control and align our costs and revenue to break-even and then to profitable levels of operation, develop successful products and services to meet market windows in our target markets, successfully complete new customer evaluations of our new 300mm product, prepare for increases in market demand while maintaining expense controls and limiting increases in our cost structure and expand our sales and services in Asia;
o Our expectation that we will continue investing in selective new wafer prober technologies;
o Our expectation to continue to incur expenses and to devote management resources to Section 404 compliance;
o Our expectations with respect to our future cash payment obligations and purchase commitments;
o Our belief that in order to become profitable, the market for our products must improve and we must gain market share;
o Our belief that future sales will be impacted by our ability to successfully complete new product evaluations; o Our intention to continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability; and
o Our intention to continue to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls.

    The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements. These risks and uncertainties include but are not limited to:

o An unanticipated lack of resources to continue to make investments in technological advances necessary to maintain competitive advantages;
o Unanticipated product performance failures and the lack of market acceptance of our new EG6000 products;
o An unanticipated lack of resources sufficient to invest in selective new wafer prober product development programs;
o      Continued cyclicality in the semiconductor industry;
o      The ability to secure additional funding, if needed;
o The ability to achieve broad market acceptance of existing and future products;
o      Uncertainties related to the Company's restructuring activities; and
o      The loss of one or more of our customers.

    For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading "Factors that May Affect Results and Financial Condition" in this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in our Reports filed from time to time with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                ELECTROGLAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)





                                                      Three months ended
                                           -------------------------------------------
                                            September 2, 2006      September 3, 2005
                                           ---------------------  --------------------
Sales                                                   $ 13,377              $  9,583
Sales to related parties                                     156                   102
                                           ---------------------  --------------------
Net sales                                                 13,533                 9,685
Cost of sales                                             11,550                 7,556
                                           ---------------------  --------------------
Gross profit                                               1,983                 2,129
Operating expenses:
  Engineering, research and development                    2,743                 3,193
  Sales, general and administrative                        4,960                 3,426
                                           ---------------------  --------------------
          Total operating expenses                         7,703                 6,619
                                           ---------------------  --------------------
Operating loss                                            (5,720)               (4,490)
Interest income                                              110                   365
Interest expense                                            (166)                 (526)
Other income (expense), net                                  (45)                  103
                                           ---------------------  --------------------
Loss before income taxes                                  (5,821)               (4,548)
Provision (benefit) for income taxes                           4                  (641)
                                           ---------------------  --------------------
Net loss                                                $ (5,825)             $ (3,907)
                                           =====================  ====================
Net loss per share, basic and diluted                   $  (0.22)             $  (0.18)
                                           =====================  ====================
Shares used in basic and
  diluted calculations                                    26,259                21,791
                                           =====================  ====================



   See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                September 2, 2006          May 31, 2006
                                                                                   (unaudited)
                                                                              ------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                               $ 16,102                  $ 17,293
   Accounts receivable, net                                                                  10,986                    12,223
   Accounts receivable from related party                                                       340                       396
   Inventories, net                                                                          16,644                    19,389
   Prepaid expenses and other current assets                                                  1,843                     2,149
                                                                              ---------------------   ------------------------
         Total current assets                                                                45,915                    51,450
Restricted Cash                                                                                 500                       500
Long term investments                                                                             -                     1,974
Equipment and leasehold improvements, net                                                     4,712                     5,089
Goodwill and other intangible assets, net                                                     1,942                     1,942
Other assets                                                                                    690                       891
                                                                              ---------------------   ------------------------
         Total assets                                                                      $ 53,759                  $ 61,846
                                                                              =====================   ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $ 7,863                   $ 9,761
   Accrued liabilities                                                                        6,159                     7,016
   Deferred revenues                                                                          1,580                     1,627
   Convertible subordinated notes, short term                                                 8,368                         -
                                                                              ---------------------   -----------------------
         Total current liabilities                                                           23,970                    18,404
   Convertible subordinated notes, long term                                                      -                     8,330
   Other non-current liabilities                                                              2,121                     1,930
                                                                              ---------------------   ------------------------
         Total liabilities                                                                   26,091                    28,664
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value;
         1,000,000 shares authorized; none issued
         and outstanding                                                                          -                         -
   Common stock, $0.01 par value; 40,000,000 shares authorized; 26,437,000
         and 26,402,000 shares issued and outstanding, respectively                             264                       264
   Additional paid-in capital                                                               194,794                   194,508
   Accumulated deficit                                                                     (165,094)                 (159,269)
   Accumulated other comprehensive income (loss)                                                  -                       (25)
   Cost of common stock in treasury; 155,000 shares                                          (2,296)                   (2,296)
                                                                              ---------------------   ------------------------
         Total stockholders' equity                                                          27,668                    33,182
                                                                              ---------------------   ------------------------
         Total liabilities and stockholders' equity                                        $ 53,759                  $ 61,846
                                                                              =====================   ========================

   See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                                                         Three months ended
                                                                           -------------------------------------------------
                                                                             September 2, 2006         September 3, 2005
                                                                           ----------------------   ------------------------
Cash used in operating activities
    Net loss                                                                            $ (5,825)                  $ (3,907)
    Charges to net loss not affecting cash                                                 4,427                        708
    Changes in operating assets and liabilities                                           (1,755)                    (3,592)
                                                                           ----------------------   ------------------------
                                                                                          (3,153)                    (6,791)
Cash provided by (used in) investing activities
    Capital expenditures                                                                    (118)                      (166)
    Purchases of investments                                                                   -                     (9,000)
    Maturities of investments                                                              1,999                      4,600
                                                                           ----------------------   ------------------------
                                                                                           1,881                     (4,566)
Cash provided by financing activities
    Sales of common stock                                                                     85                        132

Effect of exchange rate changes on cash                                                       (4)                        (6)
                                                                           ----------------------   ------------------------
Net decrease in cash and cash equivalents                                                 (1,191)                   (11,231)
Cash and cash equivalents at beginning of period                                          17,293                     31,985
                                                                           ----------------------   ------------------------
Cash and cash equivalents at end of period                                              $ 16,102                   $ 20,754
                                                                           ======================   ========================

   See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BUSINESS

     Electroglas Inc. ("the Company") is a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. The Company was incorporated in Delaware in April 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock, or IPO, in July 1993, the Company assumed the assets and liabilities of the Electroglas division in an asset transfer. The Company has been in the semiconductor equipment business for more than 40 years.

    The Company's primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, its semiconductor manufacturing customers use its wafer probers and network software to quality test semiconductor wafers.

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The Company's fiscal quarters are every thirteen weeks and end on a Saturday, except for the fourth quarter which ends on May 31st.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for such items as revenue recognition, inventory valuation, warranty reserves, allowances for doubtful accounts, guarantee obligations, tax valuation allowances, stock-based compensation assumptions, and accruals such as restructuring reserves. These estimates and assumptions affect the amounts reported in the financial statements, and actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current period presentation.

COMPREHENSIVE LOSS

    Comprehensive   loss  includes  net  loss  as  well  as   additional   other
comprehensive income (loss) items. The following schedule summarizes the activity net of related taxes:


                                                                  Three months ended
                                                   ------------------------------------------------
In thousands (unaudited)                              September 2, 2006       September 3, 2005
-------------------------------------------------  ------------------------ -----------------------
Net loss                                                  $ (5,825)                $ (3,907)
Unrealized gains (losses) on investments, net                   25                     (31)
                                                   ------------------------ -----------------------
Comprehensive loss                                        $ (5,800)                $ (3,938)
                                                   ======================== =======================


   See the accompanying notes to condensed consolidated financial statements.

    At September 2, 2006, there was no accumulated other comprehensive losses included in the Company's balance sheet.

NET LOSS PER SHARE CALCULATION

       Basic and diluted net loss per share amounts and shares excluded from the calculations are as follows:



                                                                          Three months ended
                                                             ---------------------------------------------
In thousands, except per share amounts (unaudited)             September 2, 2006      September 3, 2005
------------------------------------------------------------ ---------------------- ----------------------
Net loss for basic and diluted EPS calculations                           $ (5,825)              $ (3,907)
                                                             ====================== ======================
Weighted average shares outstanding used for basic
   and diluted calculations                                                 26,259                 21,791
                                                             ====================== ======================
Basic and diluted net loss per share                                       $ (0.22)               $ (0.18)
                                                             ====================== ======================

The following shares were excluded from the basic and diluted calculations as the effect of their inclusion would have been anti-dilutive:

    Stock options (weighted average shares)                                  3,433                  3,578
    Shares held in escrow in connection with
       acquisition                                                               -                     26
                                                             ---------------------- ----------------------
                                                                             3,433                  3,604
                                                             ====================== ======================



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

INVESTMENTS

       The   following  is  a  summary  of  the   Company's   available-for-sale
investments for the periods ended:

                                                                             Gross              Gross           Estimated
                                                                          Unrealized         Unrealized            Fair
September 2, 2006, in thousands (unaudited)                Cost              Gains             Losses             Value
----------------------------------------------------   --------------   ----------------   ----------------   ---------------
Money market securities                                     $ 10,286                $ -                $ -          $ 10,286
                                                       --------------   ----------------   ----------------   ---------------
  Total available-for-sale                                    10,286                  -                  -            10,286
  Less amounts classified as cash equivalents                 (9,786)                 -                  -            (9,786)
  Less amounts classified as restricted cash                    (500)                 -                  -              (500)
                                                       --------------   ----------------   ----------------   ---------------
Total short term investments                                $      -                $ -                $ -          $      -
                                                       ==============   ================   ================   ===============


    As of September 2, 2006, all of the Company's available for sale investments will mature within one year.

                                                                             Gross              Gross           Estimated
                                                                          Unrealized         Unrealized            Fair
May 31, 2006, in thousands (unaudited)                     Cost              Gains             Losses             Value
----------------------------------------------------   --------------   ----------------   ----------------   ---------------
Money market securities                                     $ 12,779                $ -                $ -          $ 12,779
Government securities                                          1,999                  -                 25             1,974
                                                       --------------   ----------------   ----------------   ---------------
  Total available-for-sale                                    14,778                  -                 25            14,753
  Less amounts classified as cash equivalents                (12,279)                 -                  -           (12,279)
  Less amounts classified as restricted cash                    (500)                 -                  -              (500)
  Less amounts classified as long term investments            (1,999)                 -                (25)           (1,974)
                                                       --------------   ----------------   ----------------   ---------------
Total short term investments                                $      -                $ -                $ -          $      -
                                                       ==============   ================   ================   ===============


INVENTORIES

    Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company periodically reviews the carrying value of its inventories and non-cancellable purchase commitments. The Company may record charges to write down inventories due to excess, obsolete and slow moving inventories based on an analysis of the impact of changes in technology on the Company's products (including engineering design changes), the timing of these changes, and estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. The Company writes down inventories to net realizable value based on anticipated product orders, product order history, forecasts, and backlog, to assess its inventory requirements. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. During the quarter ended September 2, 2006, a revised forecast for the strip test handler product line resulted in a $3.4 million inventory provision.

    The following is a summary of inventories by major category:

In thousands (unaudited)                                                September 2, 2006         May 31, 2006
-------------------------------------------------------------------    ---------------------   --------------------
Raw materials                                                                      $  7,718               $  9,351
Work in process                                                                       5,881                  8,560
Finished goods                                                                        3,045                  1,478
                                                                       ---------------------   --------------------
                                                                                   $ 16,644               $ 19,389
                                                                       =====================   ====================



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

    The Company's warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:


                                                                  New                        Changes in
                                                               Warranties                    Estimated
                                                 Balance at    Charged to       Warranty     Costs for      Balance at
                                                 Beginning      Costs of        Reserve       Existing       End of
In thousands (unaudited)                         of Period        Sales         Utilized      Warranties     Period
--------------------------------------------   ----------------------------------------------------------------------
Three months ended September 2, 2006               $ 1,518       $ 1,122         $ (554)        $ (859)      $ 1,227
Three months ended September 3, 2005               $ 1,648       $   336         $ (781)         $ 175       $ 1,378



    The Company's software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party's intellectual property rights. Further, the Company also provides guarantee instruments to certain third parties as required for certain transactions. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations, except as follows: in January 2005, the Company recorded a liability for indemnification provisions related to the sale of its San Jose campus. The limit of the Company's liability for breach of the representations and warranties is $3.5 million in the sale agreement, and a $0.5 million reserve was recorded for the net present value of the Company's guarantee obligations under the indemnification provisions. Except with respect to amounts accrued, the Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under these arrangements.

RESTRUCTURING CHARGES

    During 2002 and 2003, the Company announced restructuring plans to reduce its workforce and to exit certain facilities in connection with the relocation of its manufacturing operations to Singapore to better align the Company's cost structure with the market demand for its products in response to a continued semiconductor equipment downturn. In the second half of 2004, the Company closed additional office facilities and completed workforce reductions related to these closures. In the second quarter of 2006, the Company further reduced workforce in its United States and European operations. Overall, 346 employees were designated for termination from all functions of the Company under the 2002 and 2003 plans. During 2003, 158 employees were terminated. In 2003, the Company recorded a restructuring charge of $3.9 million, primarily for severance packages. During 2004, one employee related to the 2003 plan was terminated. Under the 2004 restructuring plan, 14 employees within our engineering, research and development operations were designated for termination and 13 employees were terminated. In 2004, the Company recorded a restructuring charge of $1.0 million, primarily for office space reductions and severance packages. In 2005, one employee related to the 2004 plan was terminated. In 2006, an additional one employee was designated and terminated under the 2003 restructuring plan. In addition, three employees within our European service organization were designated for termination and terminated during 2006 under that plan. In 2006, the Company recorded $0.2 million in restructuring charges for workforce reductions resulting from the 2003 and 2006 Plans. Restructuring accruals are included in accrued liabilities.

    There were no balances or activity related to the 2006 Plan restructuring charges in the first quarter of fiscal 2007 or the first quarter of fiscal 2006.

    Details of the 2004 Plan restructuring charges are as follows and are anticipated to be substantially paid by the end of fiscal 2008.

                                   Three months ended September 2, 2006             Three months ended September 3, 2005
                              -----------------------------------------------  -----------------------------------------------
In thousands (unaudited)        Severance      Other Costs         Total         Severance       Other Costs        Total
--------------------------------------------  ---------------  --------------  --------------   --------------  --------------
Beginning balance                       $ -            $ 365           $ 365             $ -            $ 611           $ 611
Cash payments                             -              (55)            (55)              -              (55)            (55)
                              --------------  ---------------  --------------  --------------   --------------  --------------
Ending balance                          $ -            $ 310           $ 310             $ -            $ 556           $ 556
                              ==============  ===============  ==============  ==============   ==============  ==============



    Details of the 2003 Plan restructuring charges are as follows and are anticipated to be substantially paid by the end of fiscal 2007.

                                   Three months ended September 2, 2006             Three months ended September 3, 2005
                              -----------------------------------------------  -----------------------------------------------
In thousands (unaudited)        Severance      Other Costs         Total         Severance       Other Costs        Total
--------------------------------------------  ---------------  --------------  --------------   --------------  --------------
Beginning balance                      $ 17             $ 10            $ 27             $ -              $ -             $ -
Restructuring charges                     -                -               -               -                -               -
Cash payments                             -                -               -               -                -               -
                              --------------  ---------------  --------------  --------------   --------------  --------------
Ending balance                         $ 17             $ 10            $ 27             $ -              $ -             $ -
                              ==============  ===============  ==============  ==============   ==============  ==============

    Details of the 2002 Plan restructuring charges are as follows and are anticipated to be substantially paid by the end of fiscal 2012.


                                   Three months ended September 2, 2006             Three months ended September 3, 2005
                              -----------------------------------------------  -----------------------------------------------
In thousands (unaudited)        Severance      Other Costs         Total         Severance       Other Costs        Total
--------------------------------------------  ---------------  --------------  --------------   --------------  --------------
Beginning balance                       $ -             $ 10            $ 10             $ -             $ 12            $ 12
Cash payments                             -                -               -               -                -               -
                              --------------  ---------------  --------------  --------------   --------------  --------------
Ending balance                          $ -             $ 10            $ 10             $ -             $ 12            $ 12
                              ==============  ===============  ==============  ==============   ==============  ==============


CHANGE IN ESTIMATES FOR CERTAIN NON-INCOME TAX OBLIGATIONS

    In the first quarter of fiscal 2006, the Company recorded a change in accounting estimate in value added taxes (VAT) that reduced sales, general and administrative expenses by $0.2 million due to agreements reached with France and Singapore tax authorities. This change in accounting estimate had the effect of reducing the net loss in the three months ended September 3, 2005 by $0.01 per share.

PROVISION (BENEFIT) FOR INCOME TAXES

    The Company had a nominal tax provision for the first quarter of fiscal 2007 comprised of foreign income and withholding tax. The Company had an income tax benefit of $0.6 million and a related foreign currency valuation benefit of $0.1 million for the quarter ended September 3, 2005 resulting from a reversal of reserves for certain foreign income tax issues which were resolved during the quarter. These changes in accounting estimates had the effect of reducing the net loss in the quarter ended September 3, 2005 by $0.03 per share.

    The Company uses estimates based on historical experience and various other assumptions in the area of income tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities. It is the Company's policy to accrue for income tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. As of September 2, 2006 and May 31, 2006, income tax related reserves totaled approximately $1.0 million. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

CONVERTIBLE SUBORDINATED NOTES AND WARRANTS

    In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes (the "Notes") due in June 2007. The proceeds from the sales of the Notes was $32.5 million, net of $3.0 million in debt issuance expenses. Interest on the Notes is payable each year on the fifteenth of June and December and is charged to interest expense. In the transition period ended May 31, 2005, the Company repurchased a total of $2.0 million of the Notes. In the fourth quarter of fiscal 2006, the Company exchanged $25.0 million of the Notes for 4,268,000 shares of its common stock and $7.5 million in cash in privately negotiated transactions with Note holders.

    The following is a summary of convertible subordinated Notes, net as of:


In thousands                                 September 2, 2006      May 31, 2006
                                                (unaudited)
-----------------------------------------  -----------------------------------------
Convertible subordinated notes                          $ 8,500             $ 8,500
Less:   Discount                                           (132)               (170)
                                           ---------------------  ------------------
                                                        $ 8,368             $ 8,330
                                           =====================  ==================


    As of September 2, 2006 the $8.5 million in Notes, at a conversion price of $10.2465 per share, would convert into approximately 830,000 shares of common stock. Annual interest payments on the remaining Notes are $0.4 million, and will result in a charge to interest expense until the end of the term of the Notes.

    In connection with the issuance of the Notes in 2002, the Company also issued warrants for the purchase of 714,573 shares of common stock that are exercisable at a price of $15.444 per share. The original value of the warrants was determined to be $2.6 million using the Black-Scholes option pricing model and is being accreted to interest expense over the term of the Notes using the effective interest rate method. If the price of the Company's common stock exceeds the conversion price of the Notes and the exercise price of the warrants, holders of the Notes and warrants may convert the debt and exercise the warrants. The Company may force the conversion of all or a portion of the Notes and warrants in certain circumstances. In accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and based on the registration rights agreement entered into in connection with the issuance of the Notes and warrants, the value of the warrants were classified as a liability. The original value of the warrants is being accreted to interest expenses over the term of the Notes using the effective interest rate method.

LONG TERM LIABILITY - DEFERRED RENT

    The Company leases facilities for its new corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent". The Company records rent expense as the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $1.6 million and $1.5 million as of September 2, 2006 and May 31, 2006, respectively.

LINE OF CREDIT

    In July 2004, the Company established a revolving line of credit with Comerica Bank under which the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company's assets and requires that the Company maintain certain financial covenants. As of September 2, 2006, no amounts were outstanding under this line of credit, and a letter of credit in the amount of $0.3 million was secured by this credit line. The Company currently maintains cash deposits of $7.5 million that will be considered restricted as compensating balances to the extent the Company borrows against this credit line.

COMMITMENTS AND CONTINGENCIES

    The Company's lease agreement with 5729 Fontanoso Way, LLC for its new corporate headquarters commenced on May 1, 2005 for 60 months. The Company has an option to extend this lease agreement for an additional five year period. In addition, the Company leases facilities for its manufacturing operations in Singapore and for sales and service offices in various locations worldwide. The Company's rent expense for the three months ended September 2, 2006 and September 3, 2005, were $0.5 million and $0.3 million, respectively.

       As  of  September  2,  2006,   contractual   obligations  and  commercial
commitments were as follows:

                                                                           Payments Due by Fiscal Period
                                                                       -----------------------------------------------------
In thousands, unaudited                                      Total     Remaining Fiscal
                                                                              2007         2008         2009         2010
--------------------------------------------------------- ------------ --------------------------------------- ------------
Operating leases                                              $ 5,626      $ 1,218       $ 1,669      $ 1,436      $ 1,303
Purchase commitments                                            7,560        7,560             -            -            -
Interest payments on convertible subordinated notes               446          223           223            -            -
Principal payment on convertible subordinated notes             8,500            -         8,500            -            -
                                                          ------------ ------------ -------------------------- ------------
  Total cash obligations                                     $ 22,132      $ 9,001      $ 10,392      $ 1,436      $ 1,303
                                                          ============ ============ ========================== ============


    Purchase commitments include $7.4 million of inventory purchase commitments, $4.2 million of which are cancelable.

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

STOCK-BASED COMPENSATION

    The Company has a stock-based compensation program that provides its Board of Directors with broad discretion in creating employee equity incentives. The Company has reserved 1.7 million shares for non-statutory stock options to be granted under the 2001 and 1997 Plans, which are stockholder approved. Stock options are generally time-based, vesting on each annual anniversary of the grant date over three to four years and expire six to seven years from the grant date. There are a number of legacy stock plans, some of which were approved by the stockholders, under which no future grants will be made. At September 2, 2006, 0.2 million options remain outstanding under these legacy plans. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. As of September 2, 2006, the Company had approximately 1.6 million shares of common stock reserved for future issuance under its stock option plans and ESPP.

EMPLOYEE STOCK OPTION PLANS

    The following table sets forth the summary of option activity under our stock option program for the three months ended September 2, 2006:


                                                                      Outstanding options
                                       --------------------------------------------------------------------
                                                                                         Weighted Average
Shares in thousands (unaudited)                      Options Outstanding                  Exercise Prices
---------------------------------------             -----------------------            --------------------
Beginning of period                                                  3,480                        $ 6.88
Options granted                                                        291                        $ 2.90
Options exercised                                                       (2)                       $ 2.74
Options canceled                                                      (125)                       $11.96
                                                    -----------------------            --------------------
End of period                                                        3,644                        $ 6.40
                                                    =======================            ====================


    The options outstanding as of September 2, 2006 have been segregated into ranges for additional disclosure as follows (shares in thousands):

                                  Options Outstanding                                      Options Exercisable
                        ---------------------------------------------------------- -------------------------------------
                                                                    Weighted
                                                                     Average                               Weighted
Range of Exercise          Number of       Weighted Average        Contractual        Number of        Average Exercise
Prices (unaudited)           shares         Exercise Price             Life             shares               Price
----------------------- ----------------- ----------------------  ---------------- ----------------  -------------------
$1.37 to $3.15                     1,232                 $ 2.83               4.3              807               $ 2.85
$3.17 to $4.43                       790                 $ 3.92               3.7              590               $ 3.94
$4.44 to $5.78                       899                 $ 5.19               4.3              421               $ 5.55
$5.79 to $15.25                      723                 $16.67               2.5              723               $16.67
                        -----------------                                          ----------------
                                   3,644                 $ 6.40               3.8            2,541               $ 7.48
                        =================                                          ================


    The aggregate intrinsic value of options outstanding and options exercisable as of September 2, 2006 was $0.4 million and $0.2 million, respectively. Aggregate intrinsic value represents the excess of the Company's closing stock price on the last trading day of the fiscal period, which was $3.15 as of September 2, 2006, over the option exercise price of the shares multiplied by the number of options outstanding.

    Net cash proceeds from the exercise of stock options were $6,000 and $33,000 for the three months ended September 2, 2006, and September 3, 2005, respectively. The intrinsic value of options exercised during the three months ended September 2, 2006 was $1,000, based on the market value at date of exercise compared to the option exercise price. No income tax benefit was realized from stock option exercises during these periods. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.


  EMPLOYEE STOCK PURCHASE PLAN


    During the three months ended September 2, 2006, and September 3, 2005, the Company issued 32,000 and 31,000 shares, respectively, at an average of $2.41 and $3.19 per share, respectively for the purchases under the plan and cash proceeds totaled $78,000 and $99,000 respectively. The intrinsic value of shares exercisable at September 2, 2006 was $13,000. No income tax benefit was realized from stock purchases during these periods.


  ADOPTION OF SFAS 123R


    On June 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended September 2, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to June 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Upon adoption of SFAS 123R, we recognize compensation expense for stock option awards granted subsequent to June 1, 2006 on a straight-line basis over the requisite service period of the award while prior grants continue to be recognized on an accelerated basis.


    The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SEC SAB No. 107 and the Company's prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant and ESPP subscription is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:


                                                         Option Plans                      Employee Stock Purchase Plan
                                        -------------------------------------------- --------------------------------------------
                                                      Three months ended                            Three months ended
                                        -------------------------------------------- --------------------------------------------
(Unaudited)                              September 2, 2006      September 3, 2005      September 2, 2006      September 3, 2005
--------------------------------------- ---------------------  --------------------- ----------------------  --------------------

Expected dividend yield                                 -                      -                      -                      -
Expected stock price volatility                      67.5%                  95.1%                  58.3%                  76.8%
Risk-free interest rate                               5.0%                   3.9%                   5.1%                   3.0%
Expected life in years                                3.1                    2.8                    1.3                    1.2
Weighted-average grant date fair values            $ 1.41                 $ 2.39                 $ 0.87                 $ 1.90

    Our computation of expected volatility for the quarter ended September 2, 2006 is based on historical volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

IMPACT OF THE ADOPTION OF SFAS NO. 123R


    The following table sets forth the total stock-based compensation expense resulting from stock options and ESPP:

                                                                       Three months ended
 In thousands (unaudited)                                              September 2, 2006
-----------------------------------------------------------------   --------------------------
Cost of sales - products                                                                $  17
Research and development                                                                   38
Selling, general and administrative                                                       145
                                                                    --------------------------
Stock-based compensation expense before income taxes                                      200
Income tax  benefit                                                                         -
                                                                    --------------------------
Total stock-based compensation expense after income taxes                               $ 200
                                                                    ==========================



    In addition, a nominal amount of stock-based compensation was capitalized as inventory and deferred system profit at September 2, 2006. The Company elected not to capitalize any stock-based compensation to inventory or deferred system profit at June 1, 2006 when the provisions of SFAS No. 123R were initially adopted.


    For the quarter ended September 2, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was 10%. In the Company's pro forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.


    As of September 2, 2006, the unamortized stock-based compensation balance related to stock options and the ESPP was $0.7 million and less than $0.1 million, respectively and will be recognized over an estimated weighted average amortization period of 3 and 1 years.


    SFAS 123R requires the Company to calculate the pool of excess tax benefits that are available as of June 1, 2006 to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. The Company has one year from the SFAS 123R adoption date to determine whether it will adopt the alternative method for determining the tax effects of share-based compensation, which among other things, provides a simplified method for estimating the beginning excess tax benefit pool balance as defined in FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Award. The Company has not determined whether this approach will be applied. The choice of approach will have no impact on the tax benefit pool or tax expense to be recognized for the current period, due to the Company's net operating loss position.


PRIOR TO THE ADOPTION OF SFAS 123R


    Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

    The following table illustrates the pro forma net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ended September 3, 2005:

                                                                            Three months ended
In thousands except per share amounts (unaudited)                            September 3, 2005
---------------------------------------------------------------------   ---------------------------
Net loss                                                                                  $ (3,907)
Deduct: stock-based compensation costs (net of tax                                            (513)
  effects of none) under SFAS 123
                                                                        ---------------------------
Pro forma net loss                                                                        $ (4,420)
                                                                        ===========================

Pro forma shares used in the calculation of pro forma net                                   21,791
  loss per common share - basic and diluted
                                                                        ===========================
Pro forma net loss per common share - basic and diluted                                    $ (0.20)
                                                                        ===========================


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

    The following is a summary of the Company's net sales to external customers by geographic regions:

                                                Three months ended
                                   ---------------------------------------------
In thousands (unaudited)            September 2, 2006       September 3, 2005
---------------------------------  ---------------------   ---------------------
North America                                   $ 4,650                 $ 4,160
Asia                                              6,015                   3,019
Europe                                            2,868                   2,506
                                   ---------------------   ---------------------
                                                $13,533                 $ 9,685
                                   =====================   =====================


       In the three months ended September 2, 2006, sales to customers in the United States, China, and Thailand represented 34%, 17% and 14% of sales, respectively. In the three months ended September 3, 2005, sales to customers in the United States, Singapore, France, and United Kingdom represented 43%, 13%, 12%, and 11% of sales, respectively.

    The following table presents summary information of the Company's net sales by product, although the Company manages its business as a single operating unit:

                                                         Three months ended
                                              ------------------------------------------
In thousands (unaudited)                       September 2, 2006    September 3, 2005
--------------------------------------------- -------------------- ---------------------
Prober systems                                            $ 7,894               $ 4,866
Software products                                              88                   422
Aftermarket prober products and services                    5,551                 4,397
                                              -------------------- ---------------------
                                                         $ 13,533               $ 9,685
                                              ==================== =====================



    The  following   table  presents   summary   information  of  the  Company's
significant customers as a percentage of sales:


                                                              Three months ended
                                                  --------------------------------------------
(Unaudited)                                        September 2, 2006      September 3, 2005
-----------------------------------------------   --------------------   ---------------------
Customer A                                                        24%                      3%
Customer B                                                        15%                     26%
Customer C                                                        11%                      3%

    The following is a summary of the Company's identifiable long-lived assets by geographic regions as of:


                                                      September 2, 2006
In thousands                                            (unaudited)            May 31, 2006
------------------------------------------------   ---------------------    --------------------
Asia                                                            $   661                  $   720
Europe                                                              177                      183
                                                   ---------------------    ---------------------
                                                                    838                      903
North America                                                     3,874                    4,186
                                                   ---------------------    ---------------------
                                                                $ 4,712                  $ 5,089
                                                   =====================    =====================


RELATED PARTY TRANSACTIONS

    One of the Company's directors is a director of National Semiconductor ("National"), a customer of the Company. The Company sold prober products and had receivable balances from National as follows:

                                                             Three months ended
                                                 ----------------------------------------------
In thousands (unaudited)                           September 2, 2006       September 3, 2005
-----------------------------------------------  ----------------------- ----------------------
Revenue                                                           $ 156                  $ 102
Accounts Receivable                                               $ 340                   $ 72


    One of the Company's directors is an officer of Novellus, Inc., ("Novellus") a customer of the Company. The Company had no sales to this customer in three months ended September 2, 2006 and the three months ended September 3, 2005. As of September 2, 2006 and September 3, 2005, there were no accounts receivable balances due from Novellus.

    One of the Company's directors is an officer of Vignani Inc. ("Vignani"), a vendor of the Company, providing engineering services. The Company made no purchases from the vendor for the three months ended September 2, 2006 and September 3, 2005. As of September 2, 2006 and September 3, 2005, there were no accounts payable balances due to Vignani.

    Sales terms and pricing and purchase terms and pricing to and from for related parties are consistent with those offered by the Company to other customers and purchased by the Company from other vendors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The adoption of the following recent accounting pronouncements in the first quarter of fiscal 2007 did not have a material impact on our results of operations and financial condition:

       o      SFAS No. 123R, "Shared-based Payment",
       o SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" and
       o      SFAS No. 154, "Accounting Changes and Error Corrections."

    In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-03"). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis
(excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We plan to adopt EITF 06-03 in June 2007. We are currently evaluating the effect, if any, EITF 06-03 could have on our consolidated financial statements.

    In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company plans to adopt FIN 48 in June 2007. Management is currently evaluating the impact, if any, of adopting the provisions of FIN 48.

    On September 13, 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending May 31, 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2009. The Company is currently assessing the impact of the adoption of this Statement.


SUBSEQUENT EVENT

    In September 2006, the Company renewed and amended its revolving line of credit with Comerica Bank through August 2008. Under this amended agreement, the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company's assets and requires that the Company maintain certain financial covenants. The Company's cash deposit requirement in the amendment was reduced from $7.5 million to $2.5 million that will be considered restricted as compensating balances to the extent the Company borrows against this credit line.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. Our primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers and network software to quality test semiconductor wafers. The Company's installed base is one of the largest in the industry, with over 15,000 wafer probers sold.

    Starting in 2003, we refocused our Company on our core competency of wafer probers and extending our wafer probing technologies throughout the back-end of the semiconductor manufacturing process. In December 2004, we introduced a new extended performance 200mm wafer prober, the 4090u+. In January 2005, we introduced a new 300mm prober, the EG6000, that represents a major advancement in prober design and automation and is focused on providing better performance than currently available competitors' products.

    Our customers include both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. In addition, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in market share. Our initial 300mm product, the 5|300, served the small market for 300mm parametric and process development applications but did not adequately serve the high volume production test market. The new 300mm prober, the EG6000, was developed to serve this much larger production test market. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles.

     Due to the cyclicality of the semiconductor equipment industry and the resulting market pressures, we are focusing our efforts in the following areas:

o Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flows;
o Developing successful products and services to meet market windows in our target markets;
o      Successfully completing customer evaluations of our new 300mm products;
o Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases in our cost structure; and
o      Expanding our sales, applications, and service capabilities in Asia.

     There can be no assurances that these efforts will be successful. In order to become profitable, our market share for our products must improve.

     Additional information about Electroglas is available on our website (www.electroglas.com) . Electroglas makes available free of charge on our website our Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with the SEC. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room (1-800-SEC-0330) at 100 F Street, NE, Washington, D.C. 20549. Our filings are also available at the SEC's website at http://www.sec.gov.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

    General: Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

    Use of Estimates: The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, doubtful accounts, guarantee obligations, tax allowances and reserves, stock based compensation, and accruals for such items as restructuring reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

    Stock-based compensation expense: We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

    Long-lived assets: We evaluate the carrying value of long-lived assets, consisting primarily of equipment and leasehold improvements, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets are written down to their estimated fair value. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our market share. Changes in these estimates and business divestures could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record additional asset write-downs in the future. Charges related to asset impairments are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

RESULTS OF OPERATIONS

    The components of our statements of operations, expressed as a percentage of net sales, are as follows:

                                                        Three months ended
                                             -----------------------------------------------
(Unaudited)                                   September 2, 2006        September 3, 2005
-------------------------------------------  ---------------------   -----------------------
Net Sales                                                   100.0 %                   100.0 %
Cost of sales                                                85.3                      78.0
                                             ---------------------   -----------------------
Gross profit                                                 14.7                      22.0
Operating expenses:
    Engineering, research and development                    20.3                      33.0
    Sales, general and administrative                        36.6                      35.4
                                             ---------------------   -----------------------
          Total operating expenses                           56.9                      68.4
                                             ---------------------   -----------------------
Operating loss                                              (42.2)                    (46.4)
Interest income                                               1.0                       3.8
Interest expense                                             (1.2)                     (5.4)
Other income (expense), net                                  (0.6)                      1.1
                                             ---------------------   -----------------------
Loss before income taxes                                    (43.0)                    (46.9)
Provision (benefit) for income taxes                            -                      (6.6)
                                             ---------------------   -----------------------
Net loss                                                    (43.0)%                   (40.3)%
                                             =====================   =======================

NET SALES

    Net sales consists of prober systems, software, and aftermarket prober products and services, which consist primarily of services, spare parts, upgrades and training. Service revenue, included in aftermarket prober products and services revenue below, was 9% of our net sales for the three month period ended September 2, 2006 and was 12% for the three month period ended September 3, 2005. Net sales of our products are as follows:

                                                         Three months ended
                                              ------------------------------------------
In thousands (unaudited)                       September 2, 2006    September 3, 2005
--------------------------------------------- -------------------- ---------------------
Prober systems                                           $  7,894               $ 4,866
Software products                                              88                   422
Aftermarket prober products and services                    5,551                 4,397
                                              -------------------- ---------------------
                                                         $ 13,533               $ 9,685
                                              ==================== =====================

    Net sales for the three month period ended September 2, 2006 were $13.5 million, a 40% increase from net sales of $9.7 million in the comparable prior year period. The increase is primarily due to a 91% increase in the volume of 200mm prober system sales. The increase in sales of aftermarket prober products and services period over period primarily resulted from sales of 4090(mu)+ upgrades. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate. Additionally, the customer evaluation process for our new 300mm prober products can be lengthy and can consume significant Company resources. Our future sales will be impacted by our ability to successfully complete these new product evaluations.

    International sales, as a percentage of net sales are as follow:

                                                   Three months ended
                                   -----------------------------------------------------
In thousands (unaudited)               September 2, 2006           September 3, 2005
--------------------------------   --------------------------- -------------------------
North America                              $  4,650       34%           $ 4,160     43%
Asia                                          6,015       45%             3,019     31%
Europe                                        2,868       21%             2,506     26%
                                   --------------------------- -------------------------
                                           $ 13,533      100%           $ 9,685    100%
                                   =========================== =========================

GROSS PROFIT


                                                   Three months ended
                                       -------------------------------------------
In thousands (unaudited)               September 2, 2006      September 3, 2005
------------------------------------   -------------------   ---------------------
  Gross Profit                                    $ 1,983                 $ 2,129
  Gross profit as a % of net sales                  14.7%                   22.0%

    The year over year first quarter decrease in gross profit percentages was primarily due to a $3.4 million inventory provision recorded in the first quarter of 2007 due to a reduced forecast outlook for the strip test handler product line. Excluding this charge, gross profit as a percent of net sales increased by 17.7 percentage points due to a higher volume of products sold resulting in improved factory overhead absorption rates, a favorable mix with increased margins from upgrades during the quarter, and lower warranty costs in the current quarter. We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, the level of software sales, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross profit in future periods.

ENGINEERING, RESEARCH AND DEVELOPMENT (ER&D)


                                               Three months ended
                                   -------------------------------------------
In thousands (unaudited)            September 2, 2006     September 3, 2005
--------------------------------   --------------------  ---------------------
  ER&D                                         $ 2,743                $ 3,193
  ER&D as a % of net sales                       20.3%                  33.0%


     The decrease in engineering, research and development expenses for the three month period ended September 2, 2006, over the same period in 2005 in absolute dollars was primarily due to 4% lower headcount and related costs and 11% lower engineering supplies. As a percentage of net sales, ER&D expenses decreased for the three month period ended September 2, 2006 as a result of higher net sales combined with lower spending than the same period in 2005. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in selective new wafer prober product development programs. We expect engineering, research and development expenses to decrease in fiscal 2007. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

SALES, GENERAL AND ADMINISTRATIVE (SG&A)

                                              Three months ended
                                  ---------------------------------------------
In thousands (unaudited)            September 2, 2006      September 3, 2005
--------------------------------- ----------------------- ---------------------
  SG&A                                           $ 4,960               $ 3,426
  SG&A as a % of net sales                         36.6%                 35.4%


    The increase in sales, general and administrative expenses for the three month period ended September 2, 2006 over the same period in 2005 in absolute dollars was primarily due to 42% increased headcount in sales and applications, primarily in Asia, resulting in higher commissions, and incentives on higher sales and stock based compensation charges. As a percentage of net sales, SG&A expenses increased for the three month period ended September 2, 2006 as a result of stock based compensation charges. SG&A expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

INTEREST INCOME


                                                Three months ended
                                  ---------------------------------------------
In thousands (unaudited)            September 2, 2006      September 3, 2005
--------------------------------- ----------------------- ---------------------
Interest Income                                    $ 110                 $ 365


    The decrease in interest income in the first quarter of fiscal 2007 over the same period in fiscal 2006 primarily resulted from lower average cash and investment balances resulting from cash used in operations.

INTEREST EXPENSE

                                              Three months ended
                                  ---------------------------------------------
In thousands (unaudited)            September 2, 2006      September 3, 2005
--------------------------------- ----------------------- ---------------------
Interest Expense                                   $ 166                 $ 526


    Interest expense is largely comprised of interest expense and discount amortization on our convertible subordinated notes issued in June 2002 (see Convertible Subordinated Notes and Warrants). The decrease in the first quarter of fiscal 2007 over the same period in fiscal 2006 primarily resulted from the conversion of $25.0 million in convertible subordinated notes in the fourth quarter of 2006.

PROVISION (BENEFIT) FOR INCOME TAXES

    We had a nominal income tax provision for the three months ended September 2, 2006 comprised of foreign income and withholding tax. The Company had an income tax benefit of $0.6 million and a related foreign currency valuation benefit of $0.1 million for the quarter ended September 3, 2005 resulting from a reversal of reserves for certain foreign income tax issues which were resolved during the quarter. We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities: Our cash, cash equivalents and short-term investments totaled $16.1 million at September 2, 2006, a decrease of $1.2 million from $17.3 million at May 31, 2006. Cash used in operating activities was $3.2 million during the three months ended September 2, 2006 compared to cash used by operating activities of $6.8 million for the same period last year, primarily due to increased collections from customers, decreased material purchases, and lower leasehold improvement spending on our San Jose headquarters in the current period versus the prior year. Net working capital excluding cash and cash equivalents and short-term investments at September 2, 2006 was $5.3 million as compared to $15.3 million at May 31, 2006. This decrease in net working capital was principally due to decreases in receivables and inventory and $8.4 million of convertible notes moving to current liabilities.

    Investing activities: Cash provided by investing activities was $1.9 million in the three months ended September 2, 2006 compared to $4.6 million cash used for the same period last year. This change resulted from changes period over period in purchases and maturing of investments.

    Financing activities: During the first three months of fiscal 2007 and for the three months ended September 3, 2005, cash provided by financing activities was $0.1 million, from sales of common stock.

    Liquidity: Our principal source of liquidity as of September 2, 2006 consisted of $16.1 million of cash and cash equivalents. During 2007, we continue to emphasize reduction of our utilization of cash, including improving gross margins on sales, maintaining spending controls and additional headcount reductions. We currently anticipate that our available cash and cash equivalents at September 2, 2006 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next 12 months. The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses. External financing vehicles have been and are expected to continue to be available to us.

    In July 2004, we established a revolving line of credit agreement with Comerica Bank under which we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of our assets and requires that we maintain certain financial covenants. This line of credit was amended in September 2006 for a two year term and requires us to maintain $2.5 million as a compensating balance that will be considered restricted as compensating balances to the extent we borrow against the line of credit.

    Cash contractual obligations are as follows as of September 2, 2006:


                                                                               Payments Due by Period
                                                                             -----------------------------
In thousands (unaudited)                                         Total       Less than 1 year1-3 years
------------------------------------------------------------- -------------  ----------------------------
Operating leases                                                  $  5,626       $  1,218        $ 4,408
Purchase commitments                                                 7,560          7,560              -
Settlement agreements                                                    -              -              -
Interest payments on convertible subordinated notes                    446            223            223
Principal payment on convertible subordinated notes                  8,500          8,500              -
                                                              -------------  -------------  -------------
  Total                                                           $ 22,132       $ 17,501        $ 4,631
                                                              =============  =============  =============

    Purchase commitments include $4.2 million of purchase orders that are cancelable. In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. This lease was renewed at the same rate in December 2004. We have an option to renew this lease after it expires in March 2007 for two years at prevailing market between $0.4 million and $0.5 million annually. In February 2005, we entered into a five-year operating lease for a 78,000 square foot corporate headquarters building in San Jose, California. Payments are due under this new lease as follows: $0.5 million in less than 1 year and $3.8 million in 1-3 years.

    Indemnifications: We have indemnified IDT for two years with respect to representations and warranties made by us related to the sale of our San Jose campus. The limit of the Company's liability for breach of the representations and warranties was $3.5 million in the sales agreement, and a $0.5 million reserve was recorded in January 2005 for the net present value of the Company's guarantee obligations under these indemnification provisions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    At September 2, 2006, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.2 million. For financial market risks related to changes foreign currency exchange rates, refer to Part II: Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended May 31, 2006.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or "disclosure controls." This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of September 2, 2006 were not effective.

    In light of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

MATERIAL WEAKNESSES REPORTED FOR THE YEAR ENDED MAY 31, 2006

    As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2006 filed with the SEC on August 25, 2006, a material weakness existed due to unanticipated turnover of a number of key finance department staff and consultants. Management determined that the turnover led to inadequate staffing and supervision of the Company's finance department and its impact on the ability of Company personnel to carry out control functions.

    During the three-months ended September 2, 2006, in part to remediate this weakness, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

o We reviewed with senior management and the audit committee of its board of directors the issues which led to the one material weakness;
o We made significant enhancements to account reconciliations to provide more thorough account analyses; and
o We established clear responsibilities among our accounting personnel and increased their formal interaction and coordination;

     We believe that the corrective steps taken above have sufficiently mitigated the material weakness. Although we believe the previously identified issues causing the material weakness has been addressed, further staffing changes may impact our ability to prevent or detect material misstatements or omissions or to perform the work necessary to obtain the auditors' attestation report on our management's assessment of our internal control over financial reporting required by SEC regulations issued pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.


PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

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


ITEM 1A.    RISK FACTORS

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

    Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. Total revenues were $13.5 million, $44.3 million, and $11.2 million, respectively, for the three months ended September 2, 2006, the year ended May 31, 2006, and the five months ended May 31, 2005. We incurred operating losses of $5.7 million, $15.7 million, $11.5 million, in the three months ended September 2, 2006, the year ended May 31, 2006, and the five months ended May 31, 2005, respectively. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at September 2, 2006 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may require additional capital to fund our future operations. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be impacted.

    Our operating results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our results. Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same period that they were received. Customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the three months ended September 2, 2006 and the years ended May 31, 2006, December 31, 2004 and 2003, five of our customers accounted for 65%, 51%, 63%, and 54%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

    If we do not continue to develop and successfully market new products, our business will be negatively affected. We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products. As a result, we expect to continue investing in selective new wafer prober development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products, such as the market for 300mm wafer probers will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. For example, our 300mm wafer probers have not yet achieved broad market acceptance due to the lateness of the introduction of a production prober, which has resulted in a significant loss in market share. Additionally, the customer evaluation process for our new 300mm prober products can be lengthy and can consume significant Company resources. Our future sales will be impacted by our ability to successfully complete these new product evaluations.

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

    Our outstanding convertible notes ("Notes") may be required to be repaid if not converted prior to their maturity; and may, if converted, result in additional dilution to holders of our Common Stock, all of which may adversely affect the value of our Common Stock. We currently have $8.5 million in Notes outstanding which entitle the holders to convert the Notes into an aggregate of 830,000 shares of our Common Stock at a conversion price of $10.2465 per share, significantly in excess of recent trading prices of our Common Stock. In connection with the issuance of the original $35.5 million Notes in June 2002, we also issued warrants for the purchase of 715,000 shares of our Common Stock that are exercisable at a price of $15.4440 per share. In certain circumstances, we may force the conversion of all or a portion of the Notes and may also redeem the Notes. We may voluntarily redeem the outstanding balance of the Notes before June 2007 for an aggregate redemption price of as high as approximately $8.7 million plus accrued interest. In addition, unless waived or renegotiated, we are obligated to pay the holders of the Notes an amount equal to $8.9 million plus accrued interest in the event of a sale, merger or other change in control of the Company. Paying off the Notes at maturity, or redeeming some or all of the Notes prior to maturity, could materially impact our resources and make it difficult to meet our anticipated needs for working capital and capital expenditures to support our planned activities and operations. As a result, we may in the future need to raise additional capital. There can be no assurance that we would be able to raise additional capital on favorable terms, or at all.

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

    If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 66%, 58%, 73%, 63%, and 65% of our net sales for the three months ended September 2, 2006, year ended May 31, 2006, five months ended May 31, 2005, and years ended December 31, 2004 and 2003, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

       o the imposition of government controls on our business and/or business partners;
       o fluctuations in the United States dollar, which could increase our foreign sales prices in local currencies;
       o      export license requirements;
       o      restrictions on the export of technology;
       o      changes in tariffs;
       o      legal and cultural differences in the conduct of business;
       o      difficulties in staffing and managing international operations;
       o      strikes;
       o      longer payment cycles;
       o      difficulties   in  collecting   accounts   receivable  in  foreign
              countries;
       o      withholding taxes that limit the repatriation of earnings;
       o      trade barriers and restrictions;
       o      immigration   regulations   that  limit  our   ability  to  deploy
              employees;
       o      political instability;
       o      war and acts of terrorism;
       o      natural disasters; and
       o variations in effective income tax rates among countries where we conduct business.

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

    While we believe that we have improved internal controls over financial reporting since our year ended May 31, 2006, we are continuously exposed to risks from recent legislation requiring companies to evaluate those internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting each year. We expect to continue to incur expenses and to devote management resources to
Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are still not effective as defined under Section 404, investor perceptions of Electroglas may be adversely affected and could cause a decline in the market price of our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    Not applicable.

ITEM 5.    OTHER INFORMATION.

RATIO OF EARNINGS TO FIXED CHARGES

       The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the three months ended September 2, 2006, the fiscal year ended May 31, 2006, five months ended May 31, 2005 and 2004 through 2002.



 Three months ended              Five months ended
 September 2, 2006    2006          May 31, 2005         2004     2003
-----------------------------------------------------------------------------
          (1)         (1)               (1)              (1)      (1)

    The ratio of earnings to fixed charges represents the number of times "fixed charges" are covered by "earnings." "Fixed charges" consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. "Earnings" consist of income from continuing operations before income taxes plus fixed charges.

    (1) We would have had to generate additional earnings for the three months ended September 2, 2006, the fiscal year ended May 31, 2006, the five months ended May 31, 2005 and the years ended December 31, 2004, and 2003 of $5.8 million, $34.0 million, $4.9 million, $6.3 million, and $60.1 million, respectively to achieve a ratio of 1:1.

CHANGES TO PROCEDURES FOR SECURITY HOLDER RECOMMENDATIONS

    There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the time of our last required disclosure.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 10-Q
A.  EXHIBITS.

       3.1    Certificate of Incorporation of Electroglas, Inc., as amended.(1)
       3.2    By-laws of Electroglas, Inc., as amended.(1)
       3.3    Certificate of Designation for Electroglas, Inc.(2)
       10.1 Loan and Security Agreement, dated as of July 16, 2004, by and between the Company and Comerica Bank. (3)
       10.2   Amendment No. 1 to Loan and Security Agreement dated as of January
              24, 2005, by and between the Company and Comerica Bank. (3)
       10.3   Amendment  No. 2 to Loan and Security  Agreement  dated as of July
              12, 2005, by and between the Company and Comerica Bank. (3)
       10.4   Amendment No. 3 to Loan and Security  Agreement  dated as of April
              25, 2006, by and between the Company and Comerica Bank (3)
       10.5   Amendment  No.  4 to  Loan  and  Security  Agreement  dated  as of
              September 6, 2006,  by and between the Company and Comerica  Bank.
              (3)
       31.1 Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
       31.2 Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
       32.1   Certification  of  Thomas  M.  Rohrs,   Chief  Executive  Officer,
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2   Certification  of  Thomas E.  Brunton,  Chief  Financial  Officer,
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.
(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(3) Exhibits 10.1 through 1-.5 are incorporated by reference to the identically numbered exhibits to the Company's current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2006.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ELECTROGLAS, INC.


DATE: October 9, 2006      BY: /s/ Thomas E. Brunton
                           --------------------------------------------
                           Thomas E. Brunton
                           Chief Financial Officer,
                           Principal Financial and Accounting Officer