Form 10-Q
period 2006-12-02
ELECTROGLAS INC
filed 2007-01-08
CIK 902281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended December 2, 2006

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

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|


    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                        Yes       No   X
                                           ------   ------

    As of January 1, 2007, 26,437,000 shares of the Registrant's common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

FORWARD LOOKING STATEMENTS

    The following discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward looking statements. The forward looking statements include, without limitation, statements regarding:

     o Our belief that we have and can maintain certain technological and other advantages over our competitors;
     o Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;
     o Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;
     o Our expectation that engineering and research and development expenses will decrease in fiscal 2007;
     o Our anticipation that our future cash from operations, available cash and cash equivalents and proceeds from our line of credit at December 2, 2006, should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;
     o Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, the level of software sales, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs;
     o Our belief that it is improbable that we will be required to pay any material amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;
     o Our anticipation that outstanding restructuring charges as of December 2, 2006 from the 2004 Plan, will be substantially paid by the end of fiscal 2008;
     o    The anticipated performance of our new EG6000 products;
     o Our expectation that external financing vehicles will continue to be available to us;
     o Our assertion that sales often reflect orders shipped in the same quarter as they are received;
     o    Future restructuring activities;
     o Our belief that to stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles;
     o Results of our efforts to control and align our costs and revenue to break-even and then to profitable levels of operation, develop successful products and services to meet market windows in our target markets, successfully complete new customer evaluations of our new 300mm product, prepare for increases in market demand while maintaining expense controls and limiting increases in our cost structure and expand our sales and services in Asia;
     o Our expectation that we will continue investing in selective new wafer prober technologies; o Our expectation to continue to incur expenses and to devote management resources to Section 404 compliance;
     o Our expectations with respect to our future cash payment obligations and purchase commitments;
     o Our belief that in order to become profitable, the market for our products must improve and we must gain market share;
     o Our belief that future sales will be impacted by our ability to successfully complete new product evaluations;
     o Our intention to continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability; and
     o Our intention to continue to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ELECTROGLAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                            Three months ended                    Six months ended
                                    -----------------------------------  ----------------------------------
                                    December 2, 2006  December 3, 2005   December 2, 2006 December 3, 2005
                                    ----------------  -----------------  ---------------- -----------------
Sales                               $        11,990   $          8,409   $        25,367  $         17,992
Sales to related parties                        591              1,470               747             1,572
                                    ----------------  -----------------  ---------------- -----------------
Net sales                                    12,581              9,879            26,114            19,564
Cost of sales                                 8,690              8,070            20,240            15,626
                                    ----------------  -----------------  ---------------- -----------------
Gross profit                                  3,891              1,809             5,874             3,938
Operating expenses:
  Engineering, research and
   development                                2,833              2,735             5,576             5,928
  Sales, general and administrative           4,190              3,522             9,150             6,947
  Restructuring expense (reversal)              (25)               239               (25)              239
  Fixed asset impairments                         -                 89                 -                89
                                    ----------------  -----------------  ---------------- -----------------
          Total operating expenses            6,998              6,585            14,701            13,203
                                    ----------------  -----------------  ---------------- -----------------
Operating loss                               (3,107)            (4,776)           (8,827)           (9,265)
Interest income                                 122                322               232               687
Interest expense                               (167)              (592)             (333)           (1,118)
Other expense, net                              (70)              (248)             (115)             (146)
                                    ----------------  -----------------  ---------------- -----------------
Loss before income taxes                     (3,222)            (5,294)           (9,043)           (9,842)
Provision (benefit) for income taxes              4                  6                 8              (635)
                                    ----------------  -----------------  ---------------- -----------------
Net loss                            $        (3,226)  $         (5,300)  $        (9,051) $         (9,207)
                                    ================  =================  ================ =================

Basic net loss per share            $         (0.12)  $          (0.24)  $         (0.34) $          (0.42)
                                    ================  =================  ================ =================
Diluted net loss per share          $         (0.12)  $          (0.24)  $         (0.34) $          (0.42)
                                    ================  =================  ================ =================
Shares used in basic calculations            26,282             21,864            26,259            21,827
                                    ================  =================  ================ =================
Shares used in diluted calculations          26,282             21,864            26,259            21,827
                                    ================  =================  ================ =================

See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                  December 2, 2006       May 31, 2006
                                                                -------------------- --------------------
ASSETS                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                    $            13,366  $            17,293
   Accounts receivable, net                                                   9,394               12,223
   Accounts receivable from related party                                       920                  396
   Inventories, net                                                          13,956               19,389
   Prepaid expenses and other current assets                                  1,675                2,149
                                                                -------------------- --------------------
         Total current assets                                                39,311               51,450
Restricted Cash                                                                 500                  500
Long term investments                                                             -                1,974
Equipment and leasehold improvements, net                                     5,069                5,089
Goodwill, net                                                                 1,942                1,942
Other assets                                                                  1,173                  891
                                                                -------------------- --------------------
         Total assets                                           $            47,995  $            61,846
                                                                ==================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $             5,603  $             9,761
   Accrued liabilities                                                        6,347                7,016
   Deferred revenues                                                            989                1,627
   Convertible subordinated notes, short term                                 8,406                    -
                                                                -------------------- --------------------
         Total current liabilities                                           21,345               18,404
   Convertible subordinated notes, long term                                      -                8,330
   Other non-current liabilities                                              1,952                1,930
                                                                -------------------- --------------------
         Total liabilities                                                   23,297               28,664
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares
    authorized; none issued and outstanding Common stock, $0.01                   -                    -
    par value; 40,000,000 shares authorized; 26,437,000 and
    26,402,000 shares issued and outstanding, respectively                      264                  264
   Additional paid-in capital                                               195,050              194,508
   Accumulated deficit                                                     (168,320)            (159,269)
   Accumulated other comprehensive income (loss)                                  -                  (25)
   Cost of common stock in treasury; 155,000 shares                          (2,296)              (2,296)
                                                                -------------------- --------------------
         Total stockholders' equity                                          24,698               33,182
                                                                -------------------- --------------------
         Total liabilities and stockholders' equity             $            47,995  $            61,846
                                                                ==================== ====================

See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                     Six months ended
                                                          ---------------------------------------
                                                           December 2, 2006    December 3, 2005
                                                          ------------------  -------------------
Cash used in operating activities
    Net loss                                              $          (9,051)  $           (9,207)
    Charges to net loss not affecting cash                            5,184                2,456
    Changes in operating assets and liabilities                      (1,708)              (3,602)
                                                          ------------------  -------------------
                                                                     (5,575)             (10,353)
Cash provided by (used in) investing activities
  Capital expenditures                                                 (432)                (291)
  Purchases of investments                                                -              (10,000)
  Maturities of investments                                           1,999                9,803
                                                          ------------------  -------------------
                                                                      1,567                 (488)
Cash provided by financing activities
  Sales of common stock                                                  86                  241

Effect of exchange rate changes on cash                                  (5)                 (15)
                                                          ------------------  -------------------
Net decrease in cash and cash equivalents                            (3,927)             (10,615)
Cash and cash equivalents at beginning of period                     17,293               31,985
                                                          ------------------  -------------------
Cash and cash equivalents at end of period                $          13,366   $           21,370
                                                          ==================  ===================

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

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The Company's fiscal quarters are every thirteen weeks and end on a Saturday, except for the fourth quarter which ends on May 31st.

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

Comprehensive Loss

    Comprehensive loss includes net loss as well as additional other comprehensive income (loss) items. The following schedule summarizes the activity net of related taxes:

                                         Three months ended                     Six months ended
                                ------------------------------------- -------------------------------------
In thousands (unaudited)         December 2, 2006   December 3, 2005   December 2, 2006   December 3, 2005
------------------------------- ------------------ ------------------ ------------------ ------------------
Net loss                        $          (3,226) $          (5,300) $          (9,051) $          (9,207)
Unrealized gains (losses) on
 investments, net                               -                (43)                25                (74)
                                ------------------ ------------------ ------------------ ------------------
Comprehensive loss              $          (3,226) $          (5,343) $          (9,026) $          (9,281)
                                ================== ================== ================== ==================

    At December 2, 2006, there were no accumulated other comprehensive losses included in the Company's balance sheet.

Net Loss Per Share Calculation

    Basic and diluted net loss per share amounts and shares excluded from the calculations are as follows:

                                                    Three months ended                  Six months ended
                                             --------------------------------- ----------------------------------
In thousands, except per share amounts       December 2, 2006 December 3, 2005 December 2, 2006 December 3, 2005
 (unaudited)
------------------------------------------------------------- ---------------- ---------------- -----------------

Net loss for basic and diluted EPS
 calculations                                $        (3,226) $        (5,300) $        (9,051) $         (9,207)
                                             ================ ================ ================ =================
Weighted average shares outstanding used for
basic calculation                                     26,282           21,864           26,259            21,827
                                             ---------------- ---------------- ---------------- -----------------
Shares used for diluted computation                   26,282           21,864           26,259            21,827
                                             ================ ================ ================ =================

Basic net loss per share                     $         (0.12) $         (0.24) $         (0.34) $          (0.42)
                                             ================ ================ ================ =================
Diluted net loss per share                   $         (0.12) $         (0.24) $         (0.34) $          (0.42)
                                             ================ ================ ================ =================

The following shares were excluded from the basic and diluted calculations as the effect of their inclusion would have been anti-dilutive:
    Stock options (weighted average shares)            3,629            3,595            3,530             3,586
    Shares issuable for convertible
     subordinated notes                                    -            3,269                -             3,269
    Shares held in escrow in connection with
     acquisition                                           -               26                -                26
                                             ---------------- ---------------- ---------------- -----------------
                                                       3,629            6,890            3,530             6,881
                                             ================ ================ ================ =================

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

Inventories

    Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company periodically reviews the carrying value of its inventories and non-cancellable purchase commitments. The Company may record charges to write down inventories due to excess, obsolete and slow moving inventories based on an analysis of the impact of changes in technology on the Company's products (including engineering design changes), the timing of these changes, and estimates of future sales volumes. These projections of changes in technology and forecasts of future sales are estimates. The Company writes down inventories to net realizable value based on anticipated product orders, product order history, forecasts, and backlog, to assess its inventory requirements. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. During the quarter ended September 2, 2006, a revised forecast for the strip test handler product line resulted in a $3.4 million inventory provision. During the second quarter ended December 2, 2006, the Company sold fully reserved inventory of $0.6 million.

    The following is a summary of inventories by major category:

In thousands          December 2, 2006      May 31, 2006
-------------------- ------------------- -------------------
                         (unaudited)
Raw materials        $            6,777  $            9,351
Work in process                   3,893               8,560
Finished goods                    3,286               1,478
                     ------------------- -------------------
                     $           13,956  $           19,389
                     =================== ===================

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

    The Company's warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

                                                                                  Changes in
                                     Balance at  New Warranties                  Estimated Costs
                                      Beginning   Charged to    Warranty Reserve  for Existing   Balance at End
In thousands (unaudited)              of Period  Costs of Sales    Utilized        Warranties      of Period
-----------------------------------  -------------------------------------------------------------------------
Three months ended December 2, 2006   $  1,227   $        894   $      (751)    $          67    $      1,437
Three months ended December 3, 2005   $  1,378   $        447   $      (674)    $         104    $      1,255

Six months ended December 2, 2006     $  1,518   $      2,016   $    (1,305)    $        (792)   $      1,437
Six months ended December 3, 2005     $  1,648   $        783   $    (1,455)    $         279    $      1,255

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

Restructuring Charges

    During 2002 and 2003, the Company announced restructuring plans to reduce its workforce and to exit certain facilities in connection with the relocation of its manufacturing operations to Singapore to better align the Company's cost structure with the market demand for its products. In 2003, the Company recorded a restructuring charge of $3.9 million, primarily for severance packages. Overall, 346 employees were designated for termination from all functions of the Company under the 2002 and 2003 plans. In the second half of 2004, the Company closed additional office facilities and completed workforce reductions related to these closures. Under the 2004 restructuring plan, 14 employees within the Company's engineering, research and development operations were designated for termination and these employees were terminated in 2004 and 2005. In 2004, the Company recorded a restructuring charge of $1.0 million, primarily for office space reductions and severance packages. In the second quarter of 2006, the Company further reduced its workforce in the United States and Europe by three employees. In 2006, the Company recorded $0.2 million in restructuring charges for workforce reductions. Restructuring accruals are included in accrued liabilities.

    Details of the 2006 Plan restructuring charges are as follows and have been fully paid.

                        Three months ended December 2, 2006    Three months ended December 3, 2005
                       ------------------------------------- ----------------------------------------
In thousands            Severance  Other Costs     Total      Severance   Other Costs      Total
 (unaudited)
---------------------------------- ----------- ------------- ------------ ------------ --------------
Beginning balance      $        -  $        -  $          -  $         -  $         -  $           -
Restructuring charges           -           -             -          215           24            239
Cash payments                   -           -             -          (54)         (14)           (68)
                       ----------- ----------- ------------- ------------ ------------ --------------
Ending balance         $        -  $        -  $          -  $       161  $        10  $         171
                       =========== =========== ============= ============ ============ ==============

                         Six months ended December 2, 2006      Six months ended December 3, 2005
                       ------------------------------------- ----------------------------------------
In thousands            Severance  Other Costs     Total      Severance   Other Costs      Total
 (unaudited)
---------------------------------- ----------- ------------- ------------ ------------ --------------
Beginning balance      $        -  $        -  $          -  $         -  $         -  $           -
Restructuring charges           -           -             -          215           24            239
Cash payments                   -           -             -          (54)         (14)           (68)
                       ----------- ----------- ------------- ------------ ------------ --------------
Ending balance         $        -  $        -  $          -  $       161  $        10  $         171
                       =========== =========== ============= ============ ============ ==============

    Details of the 2004 Plan restructuring charges are as follows and are anticipated to be substantially paid by the end of fiscal 2008.

                         Three months ended December 2, 2006     Three months ended December 3, 2005
                       --------------------------------------- ---------------------------------------
In thousands            Severance  Other Costs      Total       Severance  Other Costs      Total
 (unaudited)
---------------------------------- ------------ -------------- ----------- ------------ --------------
Beginning balance      $        -  $       310  $         310  $        -  $       556  $         556
Cash payments                   -          (81)           (81)          -          (81)           (81)
                       ----------- ------------ -------------- ----------- ------------ --------------
Ending balance         $        -  $       229  $         229  $        -  $       475  $         475
                       =========== ============ ============== =========== ============ ==============

                          Six months ended December 2, 2006       Six months ended December 3, 2005
                       --------------------------------------- ---------------------------------------
In thousands            Severance  Other Costs      Total       Severance  Other Costs      Total
 (unaudited)
---------------------------------- ------------ -------------- ----------- ------------ --------------
Beginning balance      $        -  $       365  $         365  $        -  $       611  $         611
Cash payments                   -         (136)          (136)          -         (136)          (136)
                       ----------- ------------ -------------- ----------- ------------ --------------
Ending balance         $        -  $       229  $         229  $        -  $       475  $         475
                       =========== ============ ============== =========== ============ ==============

Change in Estimates for Certain Non-Income Tax Obligations

    In the first quarter of fiscal 2006, the Company recorded a change in accounting estimate in value added taxes (VAT) that reduced sales, general and administrative expenses by $0.2 million due to agreements reached with France and Singapore tax authorities. This change in accounting estimate had the effect of reducing the net loss in the six months ended December 3, 2005 by $0.01 per share.

Provision (Benefit) for Income Taxes

    The Company had a nominal tax provision for the second quarter and the first six months of fiscal 2007 comprised of foreign income and withholding tax. The Company had an income tax benefit of $0.6 million and a related foreign currency valuation benefit of $0.1 million for the six months ended December 3, 2005 resulting from a reversal of reserves for certain foreign income tax issues which were resolved during the quarter. These changes in accounting estimates had the effect of reducing the net loss in the six months ended December 3, 2005 by $0.03 per share.

    The Company uses estimates based on historical experience and various other assumptions in the area of income tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities. It is the Company's policy to accrue for income tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. As of December 2, 2006 and May 31, 2006, income tax related reserves totaled approximately $1.0 million. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

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

    The following is a summary of convertible subordinated Notes, as of the dates presented:

In thousands                    December 2, 2006   May 31, 2006
------------------------------- ----------------- --------------
                                   (unaudited)
Convertible subordinated notes  $          8,500  $       8,500
Less: Discount                               (94)          (170)
                                ----------------- --------------
                                $          8,406  $       8,330
                                ================= ==============

    As of December 2, 2006 the $8.5 million in Notes, at a conversion price of $10.2465 per share, would convert into approximately 830,000 shares of common stock. Annual interest payments on the remaining Notes are $0.4 million.

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

Long Term Liability - Deferred Rent

    The Company leases facilities for its corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent". The Company records rent expense as the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $1.4 million and $1.5 million as of December 2, 2006 and May 31, 2006, respectively.

Line of Credit

    In September 2006, the Company renewed and amended its revolving line of credit with Comerica Bank through August 2008. Under this amended agreement, the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of the Company's assets and requires that the Company maintain certain financial covenants. The Company currently maintains cash deposits of $2.5 million that will be considered restricted as compensating balances to the extent the Company borrows against this credit line. There were no borrowings from the line of credit as of December 2, 2006 and May 31, 2006, respectively.

Commitments and Contingencies

    The Company's lease agreement with 5729 Fontanoso Way, LLC for its corporate headquarters commenced on May 1, 2005 for 60 months. The Company has an option to extend this lease agreement for an additional five year period. In addition, the Company leases facilities for its manufacturing operations in Singapore and for sales and service offices in various locations worldwide. The Company's rent expense for the three months ended December 2, 2006 and December 3, 2005, were $0.4 and $0.4 million, respectively. The Company's rent expense for the six months ended December 2, 2006 and December 3, 2005, were $0.8 and $0.8 million, respectively

    As of December 2, 2006, contractual obligations and commercial commitments were as follows:

                                                               Payments Due by Fiscal Period
                                                 ---------------------------------------------------------
In thousands (unaudited)                           Remaining
                                       Total       Fiscal 2007    2008       2009      2010        2011
---------------------------------- ------------- ------------------------ --------- ---------- -----------
Operating leases                    $     5,296   $       847   $  1,693   $ 1,445   $  1,309   $       2
Purchase commitments                      5,893         5,528        365         -          -           -
Interest payments on convertible
 subordinated notes                         446           223        223         -          -           -
Principal payment on convertible
 subordinated notes                       8,500             -      8,500         -          -           -
                                   ------------- ------------- ---------- --------- ---------- -----------
  Total cash obligations            $    20,135   $     6,598   $ 10,781   $ 1,445   $  1,309   $       2
                                   ============= ============= ========== ========= ========== ===========

    Purchase commitments include $5.7 million of inventory purchase commitments, $3.0 million of which are cancelable.

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

Stock-Based Compensation

    The Company has a stock-based compensation program that provides its Board of Directors with broad discretion in creating employee equity incentives. In October 2006 the Company's stockholders approved a new stock incentive plan (the "2006 Plan") to replace the Company's 1997 Stock Incentive Plan (the "1997 Plan") and the Company's 2001 Non-Officer Employee Stock Incentive Plan (the "2001 Plan"). The stockholders approved a total of 4.0 million shares of Common Stock (2.0 million of which may be Restricted shares) reserved for issuance under the 2006 Plan, plus the number of shares of Common Stock that remained available for grants of awards under the 1997 and 2001 Plans (1.4 million shares), plus any shares of Common Stock that would otherwise return to these Plans as a result of forfeiture, termination or expiration of awards previously granted under these Plans. Stock options are generally time-based, vesting on each annual anniversary of the grant date over three to four years and expire six to seven years from the grant date.

    Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees twice a year to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. As of December 2, 2006, the Company had approximately 1.6 million shares of common stock reserved for future issuance under its Employee Stock Purchase Plan.

Employee Stock Option Plans

    The Company's option activity under its stock option plans for the six months ended December 2, 2006 is as follows:

                                      Outstanding options
                        ----------------------------------------------
Shares in thousands                                Weighted Average
 (unaudited)                Options Outstanding    Exercise Prices
------------------------  ----------------------- --------------------
Beginning of period                        3,480    $            6.88
Options granted                              342    $            2.90
Options exercised                             (3)   $            2.74
Options canceled                            (181)   $           10.19
                          -----------------------
End of period                              3,638    $            6.35
                          =======================

    The options outstanding as of December 2, 2006 have been segregated into ranges for additional disclosure as follows (shares in thousands):

                                  Options Outstanding                         Options Exercisable
                   --------------------------------------------------  ----------------------------------
Range of Exercise                Weighted Average   Weighted Average                   Weighted Average
 Prices (unaudited)   Shares       Exercise Price    Contractual Life      Shares        Exercise Price
------------------ ------------ ------------------ ------------------  ------------- --------------------
$ 1.37 to $  2.83          413   $           2.37                3.0            338   $             2.34
$ 2.83 to $  3.90        1,126   $           3.12                4.3            772   $             3.19
$ 3.90 to $  5.73        1,096   $           4.55                5.0            530   $             4.34
$ 5.73 to $ 32.94        1,003   $          13.57                1.7          1,003   $            13.57
                   ------------                                        -------------
                         3,638                                                2,643
                   ============                                        =============

    Aggregate intrinsic value represents the excess of the Company's closing stock price on the last trading day of the fiscal period, which was $2.97 as of December 1, 2006, over the option exercise price of the shares multiplied by the number of options outstanding. Additional information on the status of options as of December 2, 2006 is as follows:

                                                                                Weighted Average
Shares and aggregate intrinsic                  Aggregate     Weighted Average      Remaining
 value, in thousands (unaudited)   Shares     Intrinsic Value   Exercise Price   Contractual Life
-------------------------------------------- -----------------------------------------------------
Outstanding                           3,638   $          174   $         6.35                 3.7
Vested and expected to vest           3,448   $          173   $         6.46                 3.5
Exercisable                           2,643   $          154   $         7.25                 2.9

     Net cash proceeds from the exercise of stock options were $1,000 and $7,000 for the three and six months ended December 2, 2006, respectively. Net cash proceeds from the exercise of stock options were $109,000 and $142,000 for the three and six months ended December 3, 2005, respectively. The intrinsic value of options exercised during the three and six months ended December 2, 2006 was nil and $1,000, respectively, based on the market value at date of exercise compared to the option exercise price. No income tax benefit was realized from stock option exercises during these periods. In accordance with FAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

  Employee Stock Purchase Plan

     During the six months ended December 2, 2006, and December 3, 2005, the Company issued 32,000 and 31,000 shares at an average of $2.41 and $3.19 per share for the purchases under the plan and cash proceeds totaled $78,000 and $99,000 respectively. No income tax benefit was realized from stock purchases during these periods.

  Adoption of FAS 123(R)

    On June 1, 2006, the Company adopted the provisions of FAS 123(R), and recognized compensation expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by FAS 123(R) and therefore financial results for prior periods were not restated. Under this transition method, stock-based compensation expense for the three and six months ended December 2, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of June 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123, adjusted for awards not expected to vest. Stock-based compensation expense for all stock-based compensation awards granted subsequent to June 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R), adjusted for awards not expected to vest. Upon adoption of SFAS 123R, the Company recognizes compensation expense for stock option awards granted subsequent to June 1, 2006 on a straight-line basis over the requisite service period of the award while prior grants continue to be recognized on an accelerated basis.


    The Company estimates the fair value of stock options using a Black-Scholes valuation model. This is consistent with the provisions of FAS 123(R), SEC SAB No. 107 and the Company's prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by FAS 123). The fair value of each option grant and ESPP subscription is estimated on the date of grant using the following:

                                               Three months ended                     Six months ended
                                      ------------------------------------- -------------------------------------
Weighted average assumptions
 (unaudited)                           December 2, 2006   December 3, 2005   December 2, 2006   December 3, 2005
------------------------------------- ------------------ ------------------ ------------------ ------------------
Expected dividend yield                               -                  -                  -                  -
Expected stock price volatility                    65.9%              93.7%              67.2%              94.4%
Risk-free interest rate                             4.7%               4.4%               5.0%               4.2%
Expected life in years                              3.0                2.8                3.0                2.8
Weighted-average grant date fair
 values                                $           1.37   $           1.99   $           1.40   $           2.19

    The Company's computation of expected volatility for the quarter ended December 2, 2006 was based on historical volatility and the computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The Company pays no dividends.

Impact of the adoption of FAS 123(R)

    The total stock-based compensation expense for stock options and ESPP was as follows:

                                        Three months ended  Six months ended
In thousands (unaudited)                December 2, 2006    December 2, 2006
-------------------------------------- -------------------------------------
Cost of sales - products                $             25    $            42
Research and development                              61                 99
Selling, general and administrative                  169                314
                                       ------------------  -----------------
Total Stock-based compensation expense  $            255    $           456
                                       ==================  =================

    In the Company's pro forma disclosures prior to the adoption of FAS 123(R), the Company accounted for forfeitures upon occurrence. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. As of December 2, 2006, the unamortized stock-based compensation balance related to stock options and the ESPP was $0.8 million and $0.03 million, respectively, and will be recognized over an estimated weighted average amortization period of 3 and 1 years.

    FAS 123(R) requires the Company to calculate the pool of excess tax benefits that are available as of June 1, 2006 to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. The Company has one year from the FAS 123(R) adoption date to determine whether it will adopt the alternative method for determining the tax effects of share-based compensation, which among other things, provides a simplified method for estimating the beginning excess tax benefit pool balance as defined in FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Award. The Company has not determined whether this approach will be applied. The choice of approach will have no impact on the tax benefit pool or tax expense to be recognized for the current period, due to the Company's net operating loss position.

Prior to the adoption of FAS 123(R)

    Prior to the adoption of FAS 123(R), the Company applied FAS 123, amended by FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company's net income (loss). As required by FAS 148 prior to the adoption of FAS 123(R), the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in FAS 123 had been applied.

    The following table illustrates the pro forma net loss after tax and net loss per common share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation.

In thousands, except per share data  Three months ended   Six months ended
 (unaudited)                          December 3, 2005    December 3, 2005
-------------------------------------------------------  -------------------
Net loss - as reported                $         (5,300)   $          (9,207)
Deduct: Total stock-based employee
   compensation expense net of
    related tax effects                           (424)                (937)
                                     ------------------  -------------------
Pro forma net loss                    $         (5,724)   $         (10,144)
                                     ==================  ===================
Net loss per share:
  Basic - as reported                 $          (0.24)   $           (0.42)
                                     ==================  ===================
  Diluted - as reported               $          (0.24)   $           (0.42)
                                     ==================  ===================
  Basic - pro forma                   $          (0.26)   $           (0.46)
                                     ==================  ===================
  Diluted - pro forma                 $          (0.26)   $           (0.46)
                                     ==================  ===================

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

    The following is a summary of the Company's net sales to external customers by geographic regions:

                                  Three months ended                   Six months ended
                          ----------------------------------- -----------------------------------
In thousands (unaudited)  December 2, 2006  December 3, 2005  December 2, 2006  December 3, 2005
------------------------- ----------------- ----------------- ----------------- -----------------
North America              $         6,915   $         3,547   $        11,565   $         7,707
Asia                                 2,808             4,085             8,828             7,104
Europe                               2,858             2,247             5,721             4,753
                          ----------------- ----------------- ----------------- -----------------
                           $        12,581   $         9,879   $        26,114   $        19,564
                          ================= ================= ================= =================

    In the three months ended December 2, 2006, sales to customers in the United States represented 55% of sales. In the same period in 2005, sales to customers in the United States and Malaysia represented 32% and 14% of sales, respectively. In the six months ended December 2, 2006, sales to customers in the United States and China represented 44% and 11% of sales, respectively. In the same period in 2005, sales to customers in the United States and Singapore represented 37% and 10% of sales, respectively.

    The following table presents summary information of the Company's net sales by product, although the Company manages its business as a single operating unit:

                                           Three months ended                   Six months ended
                                   ---------------------------------- ------------------------------------
In thousands (unaudited)           December 2, 2006 December 3, 2005  December 2, 2006   December 3, 2005
---------------------------------  ---------------- ----------------- ----------------- ------------------
Prober systems                      $        7,655   $         5,189  $         15,533   $         10,055
Software Products                              223               258               311                679
Aftermarket prober products and
 services                                    4,703             4,432            10,270              8,830
                                   ---------------- ----------------- ----------------- ------------------
                                    $       12,581   $         9,879  $         26,114   $         19,564
                                   ================ ================= ================= ==================

    The following table presents summary information of the Company's significant customers as a percentage of sales:

                                    Three months ended                    Six months ended
                           ------------------------------------ ------------------------------------
(Unaudited)                December 2, 2006   December 3, 2005  December 2, 2006   December 3, 2005
-------------------------  -----------------  ----------------- -----------------  -----------------
Customer A                                4%                 6%               14%                 5%
Customer B                               14%                 3%               11%                 2%
Customer C                                5%                12%               10%                19%
Customer D                                5%                15%                3%                 8%

    The following is a summary of the Company's identifiable long-lived assets by geographic regions as of:

In thousands           December 2, 2006    May 31, 2006
--------------------- ------------------ -----------------
                         (unaudited)
Asia                  $             678  $            720
Europe                              151               183
                      ------------------ -----------------
  International                     829               903
North America                     4,240             4,186
                      ------------------ -----------------
                      $           5,069  $          5,089
                      ================== =================

Related Party Transactions

    Up to October 2006, one of the Company's directors was a director of National Semiconductor ("National"), a customer of the Company. One of the Company's directors is an officer of Novellus, Inc., ("Novellus") a customer of the Company. The Company had nominal sales to this customer. The Company sold prober products to these companies as follows for the periods presented:

                                Three months ended                    Six months ended
                       ------------------------------------ -------------------------------------
In thousands
 (unaudited)            December 2, 2006  December 3, 2005   December 2, 2006   December 3, 2005
---------------------- ------------------ ----------------- ------------------ ------------------
Revenue                 $            591   $         1,470   $            747   $          1,572

    One of the Company's directors is an officer of Vignani Inc. ("Vignani"), a vendor of the Company, providing engineering services. The Company made no purchases from the vendor in the periods presented and there were no accounts payable balances due to Vignani. Sales terms and pricing and purchase terms and pricing to and from for related parties are consistent with those offered by the Company to other customers and purchased by the Company from other vendors.

Recently Issued Accounting Pronouncements

    The adoption of the following recent accounting pronouncements in the first quarter of fiscal 2007 did not have a material impact on our results of operations and financial condition:

     o SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" and
     o    SFAS No. 154, "Accounting Changes and Error Corrections."

    In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-03"). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We plan to adopt EITF 06-03 in June 2007. The Company does not believe adoption of EITF 06-03 will have a material effect on its consolidated financial position, results of operations, or cash flows.

    In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company plans to adopt FIN 48 in June 2007. Management is currently evaluating the impact, if any, of adopting the provisions of FIN 48.

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

    In September 2006, the FASB issued Statement 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." Statement 158 will require the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans.. The Company will adopt the balance sheet provision of Statement 158, as required, at May 31, 2007. The Company is currently assessing the impact of the adoption of this Statement.

    On December 21, 2006, the FASB issued FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements." Under this FSP, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. A liability for a registration payment arrangements should be recognized when payment is probable and the amount is reasonably estimable, whether at inception or during the life of the arrangement (in accordance with FASB Statement No. 5, Accounting for Contingencies). The FSP is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 21, 2006, companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings in fiscal years beginning after December 15, 2006. We are currently assessing the impact, if any of this FSP on our financial statements, however we do not expect the effects of adoption to have a material impact on our financial position or results of operations.

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

    Use of Estimates: The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, doubtful accounts, guarantee obligations, tax allowances and reserves, stock based compensation, and accruals for such items as restructuring reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

    The components of our statements of operations, expressed as a percentage of net sales, are as follows:

                                            Three months ended                     Six months ended
                                   -------------------------------------  -----------------------------------
(Unaudited)                        December 2, 2006    December 3, 2005   December 2, 2006  December 3, 2005
---------------------------------  ----------------   ------------------  ----------------  -----------------
Net Sales                                    100.0   %            100.0  %          100.0  %           100.0
Cost of sales                                 69.1                 81.7              77.5               79.9
                                   ----------------   ------------------  ----------------  -----------------
Gross profit                                  30.9                 18.3              22.5               20.1
Operating expenses:
    Engineering, research and
     development                              22.5                 27.7              21.4               30.3
    Sales, general and
     administrative                           33.3                 35.6              35.0               35.5
   Restructuring                              (0.2)                 2.4              (0.1)               1.2
   Impairment                                    -                  0.9                 -                0.5
                                   ----------------   ------------------  ----------------  -----------------
        Total operating expenses              55.6                 66.6              56.3               67.5
                                   ----------------   ------------------  ----------------  -----------------
Operating loss                               (24.7)               (48.3)            (33.8)             (47.4)
Interest income                                1.0                  3.2               0.9                3.5
Interest expense                              (1.3)                (6.0)             (1.3)              (5.7)
Other (expense), net                          (0.6)                (2.5)             (0.4)              (0.7)
                                   ----------------   ------------------  ----------------  -----------------
(Loss) before income taxes                   (25.6)               (53.6)            (34.6)             (50.3)
Provision (benefit) for income
 taxes                                           -                  0.1                 -               (3.2)
                                   ----------------   ------------------  ----------------  -----------------
Net (loss)                                   (25.6)  %            (53.7) %          (34.6) %           (47.1)
                                   ================   ==================  ================  =================

Net Sales

    Net sales consist of prober systems, software, and aftermarket prober products and services, which consist primarily of services, spare parts, upgrades and training. Service revenue, included in aftermarket prober products and services revenue, was 10% and 9% of net sales for the three and six month periods ended December 2, 2006 and 12% and 12% of net sales for the three and six month periods ended December 3, 2005. Net sales of our products are as follows:

                                Three months ended                           Six months ended
                       -------------------------------------   ---------------------------------------------
In thousands            December 2, 2006   December 3, 2005       December 2, 2006       December 3, 2005
 (unaudited)
---------------------- ------------------ ------------------   ---------------------- ----------------------
Prober systems         $   7,655      61% $    5,189     53%   $   15,533         60% $   10,055         51%
Software Products            223       2%        258      3%          311          1%        679          4%
Aftermarket prober
 products and services     4,703      37%      4,432     45%       10,270         39%      8,830         45%
                       ---------- ------- ----------- ------   ----------- ---------- ----------- ----------
                       $  12,581     100% $    9,879    100%   $   26,114        100% $   19,564        100%
                       ========== ======= =========== ======   =========== ========== =========== ==========

    Net sales for the three month period ended December 2, 2006 were $12.6 million, a 27% increase from net sales of $9.9 million in the comparable prior year period. This increase was primarily due to increased volumes of our 4090 200mm products. Net sales for the six month period ended December 2, 2006 were $26.1 million, a 33% increase from net sales of $19.6 million in the comparable prior year period. This increase was primarily due to increased volumes of our 4090 200mm products and higher sales of upgrades. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate. Additionally, the customer evaluation process for our new 300mm prober products can be lengthy and can consume significant Company resources. Our future sales will be impacted by our ability to successfully complete these new product evaluations.

    Sales by geography are as follows:

                                      Three months ended                          Six months ended
                          ------------------------------------------- ----------------------------------------
In thousands (unaudited)    December 2, 2006      December 3, 2005      December 2, 2006    December 3, 2005
------------------------  --------------------- --------------------- -------------------- -------------------
North America             $    6,915        55% $    3,547        36% $   11,565       44% $   7,707       39%
Asia                           2,808        22%      4,085        41%      8,828       34%     7,104       37%
Europe                         2,858        23%      2,247        23%      5,721       22%     4,753       24%
                          --------------------- --------------------- -------------------- -------------------
                          $   12,581       100% $    9,879       100% $   26,114      100% $  19,564      100%
                          ===================== ===================== ==================== ===================

Gross Profit

                                    Three months ended                 Six months ended
                             --------------------------------- ---------------------------------
In thousands (unaudited)     December 2, 2006 December 3, 2005 December 2, 2006 December 3, 2005
---------------------------  ---------------- ---------------- ---------------- ----------------
  Gross Profit               $         3,891  $         1,809  $         5,874  $         3,938
  Gross profit as a % of
   net sales                            30.9%            18.3%            22.5%            20.1%

    The increase in gross profit for the second quarter over the previous year was primarily due to a higher volume of system sales with improved margins and the sale of two test handler systems during Q2 fiscal 2007 with high margins as the inventory had been previously reserved. The increase in gross profit for the six months ended December 2, 2006 over the previous year was primarily due to a higher volume of system sales and upgrades, offset by higher inventory reserves that included a $2.8 million inventory provision due to a reduced forecast for the strip test handler product line. We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, the level of software sales, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

                                    Three months ended                  Six months ended
                            ---------------------------------- -----------------------------------
In thousands (unaudited)    December 2, 2006  December 3, 2005 December 2, 2006  December 3, 2005
--------------------------- ----------------  ---------------- ----------------- -----------------
 ER&D                        $        2,833    $        2,735   $         5,576   $         5,928
 ER&D as a % of net sales              22.5%             27.7%             21.4%             30.3%

    The increase in engineering, research and development expenses for the three months ended December 2, 2006, over the previous year was primarily due to increased consulting services for our EG6000 product line. The decrease in engineering, research and development expenses for the six month period ended December 2, 2006, over the previous was primarily due to reduced personnel costs and other discretionary spending. As a percentage of net sales, ER&D expenses decreased for the three and six month periods ended December 3, 2006 as a result of increased net sales and relatively flat or reduced spending than the same period in 2005. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in selective new wafer prober product development programs. We expect engineering, research and development expenses to decrease in fiscal 2007. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

                                   Three months ended                  Six months ended
                            ---------------------------------  ---------------------------------
In thousands (unaudited)    December 2, 2006 December 3, 2005  December 2, 2006 December 3, 2005
--------------------------- ---------------- ----------------  ---------------- ----------------
 SG&A                       $         4,190  $         3,522   $         9,150     $      6,947
 SG&A as a % of net sales              33.3%            35.6%             35.0%            35.5%

    The increase in sales, general and administrative expenses for the three month period ended December 2, 2006 over the the previous year was primarily due to increased new product evaluation costs and, stock based compensation expense. The increase in sales, general and administrative expenses for the six month period ended December 2, 2006 over the previous year was primarily due to increased new product evaluation costs ($0.5 million), stock based compensation expense ($0.3 million), sales commissions ($0.3 million), and other employee expenses ($0.5 million). As a percentage of net sales, SG&A expenses remained relatively flat due to an increase in net sales offset by higher spending as discussed above. SG&A expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Interest Income

                                    Three months ended                   Six months ended
                             --------------------------------- ------------------------------------
In thousands (unaudited)     December 2, 2006 December 3, 2005  December 2, 2006   December 3, 2005
---------------------------  ---------------- ---------------- ------------------- ----------------
  Interest income                        122              322                 232              687

    The decrease in interest income in the second quarter of fiscal 2007 over the previous year resulted primarily from lower average cash and investment balances resulting from cash used in operations.

Interest Expense

                                    Three months ended                  Six months ended
                            ---------------------------------- ----------------------------------
In thousands (unaudited)    December 2, 2006  December 3, 2005 December 2, 2006  December 3, 2005
--------------------------- ----------------  ---------------- ----------------- ----------------
  Interest expense          $           167   $           592               333  $         1,118

    Interest expense is largely comprised of interest expense and discount amortization on our convertible subordinated notes issued in June 2002 (see Convertible Subordinated Notes and Warrants). The decrease in the second quarter and six months of fiscal 2007 over the same period in fiscal 2006 resulted primarily from the conversion of $25.0 million in convertible subordinated notes in the fourth quarter of fiscal 2006.

Provision (Benefit) for Income Taxes

    We had a nominal income tax provision for the three and six months ended December 2, 2006 comprised of foreign income and withholding tax. The Company had an income tax benefit of $0.6 million and a related foreign currency valuation benefit of $0.1 million for the three and six months ended December 3, 2005 resulting from a reversal of reserves for certain foreign income tax issues which were resolved during the period. We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

Liquidity and Capital Resources

     Operating activities: Our cash, cash equivalents and short-term investments totaled $13.4 million at December 2, 2006, a decrease of $3.9 million from $17.3 million at May 31, 2006. Cash used in operating activities was $5.6 million during the six months ended December 2, 2006 compared to cash used by operating activities of $10.4 million for the same period last year, primarily due to improved accounts receivable collections from customers and reductions in accounts payable through reductions in inventory purchases. Working capital at December 2, 2006 was $18.0 million as compared to $32.8 million at May 31, 2006. This decrease in working capital was principally due to notes payable of $8.4 million moving to current liabilities.

    Investing activities: Cash provided by investing activities was $1.6 million in the six months ended December 2, 2006 compared to $0.5 million cash used for the same period last year. This change resulted from changes period over period in purchases and maturing of investments.

    Financing activities: During the first six months of fiscal 2007 and for the six months ended December 3, 2005, cash provided by financing activities was $0.1 million and $0.2 million, respectively, from sales of common stock.

    Liquidity: Our principal source of liquidity as of December 2, 2006 consisted of $13.4 million of cash and cash equivalents. During 2007, we continue to emphasize reduction of our utilization of cash, including improving gross margins on sales, maintaining spending controls and additional headcount reductions. We currently anticipate that our available cash, cash equivalents and proceeds from our line of credit at December 2, 2006 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next 12 months. However, in addition to our currently anticipated needs for working capital and capital expenditures, we currently have $8.5 million in outstanding notes, plus accrued interest, which become due and payable in June 2007. As a result, if we do not meet our forecasts we may be required to raise additional capital to retire the notes and support our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. Further, the demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will be reduced below its current level or that we will have sufficient capital available to us to support our business activities.


    In September 2006, we renewed and amended our revolving line of credit with Comerica Bank through August 2008. Under this amended agreement, we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit is secured by certain of our assets and requires that we maintain certain financial covenants. We are required to maintain cash deposits of $2.5 million that will be considered restricted as compensation balances to the extent we borrow against this credit line.

    Cash contractual obligation payments by period are as follows as of December 2, 2006:

In thousands (unaudited)                               Total   1 year  2-5 years
---------------------------------------------------- --------- -------- --------
Operating leases                                     $  5,296  $ 1,777  $  3,519
Purchase commitments                                    5,893    5,893         -
Interest payments on convertible subordinated notes       446      446         -
Principal payment on convertible subordinated notes     8,500    8,500         -
                                                     --------- -------- --------
  Total                                              $ 20,135  $16,616  $  3,519
                                                     ========= ======== ========

    Purchase commitments include $3.0 million of purchase orders that are cancelable. In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. This lease was renewed at the same rate in December 2004. We have an option to renew this lease after it expires in March 2007 for two years at prevailing market between $0.4 million and $0.5 million annually. In February 2005, we entered into a five-year operating lease for a 78,000 square foot corporate headquarters building in San Jose, California. Payments are due under this new lease as follows: $1.0 million in less than 1 year and $3.2 million in 1-3 years.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    At December 2, 2006, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.09 million. For financial market risks related to changes foreign currency exchange rates, refer to Part II: Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended May 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

    As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended) or "disclosure controls." This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of December 2, 2006 were not effective.

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

    During the six months ended December 2, 2006, in part to remediate this weakness, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

    Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. If we do not meet our forecasts and additional capital is unavailable, we may have insufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan. Total revenues were $26.1 million, $44.3 million, and $11.2 million, respectively, for the six months ended December 2, 2006, the year ended May 31, 2006, and the five months ended May 31, 2005. We incurred operating losses of $9.1 million, $15.7 million, $11.5 million, in the six months ended December 2, 2006, the year ended May 31, 2006, and the five months ended May 31, 2005, respectively. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. Our cash, cash equivalents and short-term investments totaled $13.4 million at December 2, 2006. Our cash used in operating activities was $5.6 million during the six months ended December 2, 2006. We currently anticipate that our future cash from operations, available cash and cash equivalents and available credit facilities at December 2, 2006 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, in addition to our currently anticipated needs for working capital and capital expenditures, we have $8.5 million in outstanding notes, plus accrued interest, which become due and payable in June 2007. As a result, if we do not meet our forecasts we may be required to raise additional capital to retire the notes and support our business activities. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will remain at or be reduced below its current level or that we will have sufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan. We cannot assure you that additional financing if needed will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be negatively impacted.

    Our operating results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our results. Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same period that they were received. Customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the six months ended December 2, 2006 and the years ended May 31, 2006, December 31, 2004 and 2003, five of our customers accounted for 52%, 51%, 63%, and 54%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

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

    If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 56%, 58%, 73%, 63%, and 65% of our net sales for the six months ended December 2, 2006, year ended May 31, 2006, five months ended May 31, 2005, and years ended December 31, 2004 and 2003, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    At the Company's Annual Meeting of Stockholders held on October 26, 2006, the stockholders voted on the following matters:

     (1) Electroglas of director: Mel Friedman was elected as the Class I director with 23,462,422 affirmative votes, 1,932,235 abstentions, and zero broker non-votes. The following directors' terms of office continued after the Annual Meeting of Stockholders: three Class II directors (Robert J. Frankenberg, Thomas M. Rohrs and Edward M. Saliba) and three Class II directors (Fusen E. Chen, John F. Osborne, and C. Scott Gibson). Mr. Frankenberg submitted his resignation from the Company's Board of Directors after the conclusion of the Annual Meeting.

     (2) Approval of the Company's 2006 Stock Incentive Plan: The Company's 2006 Stock Incentive Plan was approved with 14,109,544 affirmative votes, 2,593,247 negative votes, 46,004 abstentions, and 8,645,677 broker non-votes.

     (3) Ratification of BDO Seidman, LLP as the Company's Independent Registered Public Accounting firm for the fiscal year ending May 31, 2007: The appointment of the BDO Seidman, LLP as the Company's independent registered public firm was ratified by 25,323,719 affirmative votes, 37,024 negative votes, 33,933 abstentions, and zero broker non-votes.

ITEM 5.  OTHER INFORMATION.

Ratio of Earnings to Fixed Charges

    The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the six months ended December 2, 2006, the fiscal year ended May 31, 2006, five months ended May 31, 2005 and 2004 through 2003.

  Six months ended            Five months ended
  December 2, 2006    2006      May 31, 2005     2004      2003
-------------------------------------------------------------------
        (1)            (1)           (1)          (1)       (1)

    The ratio of earnings to fixed charges represents the number of times "fixed charges" are covered by "earnings." "Fixed charges" consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. "Earnings" consist of income from continuing operations before income taxes plus fixed charges.

    (1) We would have had to generate additional earnings for the six months ended December 2, 2006, the fiscal year ended May 31, 2006, the five months ended May 31, 2005 and the years ended December 31, 2004, and 2003 of $9.0 million, $34.7 million, $12.4 million, $6.3 million, and $60.1 million, respectively to achieve a ratio of 1:1.

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


                                        ELECTROGLAS, INC.


DATE: January  8, 2007                  BY: /s/ Thomas E. Brunton
                                            ------------------------------------
                                            Thomas E. Brunton
                                            Chief Financial Officer,
                                            Principal Financial and Accounting
                                            Officer