Form 10-Q
period 2007-03-03
ELECTROGLAS INC
filed 2007-04-06
CIK 902281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 3, 2007

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ___


    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|



    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes ___  No _X_

    As of March 30,2007, 26,466,000 shares of the Registrant's common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

FORWARD-LOOKING STATEMENTS

    The following discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans,"
"believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding:

     o Our belief that we have and can maintain certain technological and other advantages over our competitors;
     o Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;
     o Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;
     o Our anticipation that our future cash from operations, available cash and cash equivalents, proceeds from our line of credit at March 3, 2007, and the proceeds from the sale of our 6.25% fixed rate convertible senior subordinated secured notes, should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;
     o Our belief that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, the level of software sales, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs;
     o Our belief that it is improbable that we will be required to pay any material amounts for indemnification under our software license agreements or for our guarantee instruments to certain third parties;
     o Our anticipation that outstanding restructuring charges as of March 3, 2007 from the 2004 Plan, will be substantially paid by the end of fiscal 2007;
     o    The anticipated performance of our new EG6000 products;
     o    Our intention not to issue any preferred stock;
     o Our intention with respect to the net proceeds from the sale of our 6.25% fixed rate convertible senior subordinated secured notes;
     o    Future restructuring activities;
     o Our belief that to stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles;
     o Results of our efforts to control and align our costs and revenue to break-even and then to profitable levels of operation, develop successful products and services to meet market windows in our target markets, successfully complete customer evaluations of our 300mm product, prepare for increases in market demand while maintaining expense controls and limiting increases in our cost structure;
     o Our expectation that we will continue investing in selective new wafer prober technologies;
     o Our expectation to continue to incur expenses and to devote management resources to Section 404 compliance;
     o Our expectations with respect to our future cash payment obligations and purchase commitments;
     o Our belief that in order to become profitable, the market for our products must improve and we must gain market share;
     o Our belief that future sales will be impacted by our ability to successfully complete new product evaluations;
     o Our statements with respect to the effects of our adoption of certain accounting pronouncements;
     o Our intention to continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability; and
     o Our intention to continue to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls.

    The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements. These risks and uncertainties include but are not limited to:

     o An unanticipated lack of resources to continue to make investments in technological advances necessary to maintain competitive advantages;
     o Unanticipated product performance failures and the lack of market acceptance of our EG6000 product;
     o An unanticipated lack of resources sufficient to invest in selective new wafer prober product development programs;
     o    Continued cyclicality in the semiconductor industry;
     o    The ability to secure additional funding, if needed;

     o The ability to achieve broad market acceptance of existing and future products;
     o    Uncertainties related to the Company's restructuring activities; and
     o    The loss of one or more of our customers.

    For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading "Factors that May Affect Results and Financial Condition" in this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in our reports filed from time to time with the Securities and Exchange Commission (the "SEC").

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                ELECTROGLAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                        Three months ended                        Nine months ended
                                             --------------------------------------  ---------------------------------------
                                               March 3, 2007       March 4, 2006       March 3, 2007       March 4, 2006
                                             ------------------  ------------------  ------------------  -------------------
Sales                                         $          9,802    $         10,931    $        35,1698    $          28,679
Sales to related parties                                     7                 374                 754                2,189
                                             ------------------  ------------------  ------------------  -------------------
Net sales                                                9,809              11,305              35,923               30,868
Cost of sales                                            6,729               7,937              26,969               23,563
                                             ------------------  ------------------  ------------------  -------------------
Gross profit                                             3,080               3,368               8,954                7,305
Operating expenses:
  Engineering, research and development                  2,916               2,856               8,492                8,784
  Sales, general and administrative                      3,646               4,226              12,796               11,173
  Restructuring and impairment charges
   (benefits)                                                -                   -                 (25)                 328
  Indemnification release                                 (459)                  -                (459)                   -
                                             ------------------  ------------------  ------------------  -------------------
        Total operating expenses                         6,103               7,082              20,804               20,285
                                             ------------------  ------------------  ------------------  -------------------
Operating loss                                          (3,023)             (3,714)            (11,850)             (12,980)
Interest income                                             88                 285                 320                  972
Interest expense                                          (168)               (592)               (501)              (1,711)
Other expense, net                                         (13)               (195)               (128)                (339)
                                             ------------------  ------------------  ------------------  -------------------
Loss before income taxes                                (3,116)             (4,216)            (12,159)             (14,058)
Provision (benefit) for income taxes                         7                   8                  15                 (627)
                                             ------------------  ------------------  ------------------  -------------------
Net loss                                      $         (3,123)   $         (4,224)   $        (12,174)   $         (13,431)
                                             ==================  ==================  ==================  ===================

Basic net loss per share                      $          (0.12)   $          (0.19)   $          (0.46)   $           (0.61)
                                             ==================  ==================  ==================  ===================
Diluted net loss per share                    $          (0.12)   $          (0.19)   $          (0.46)   $           (0.61)
                                             ==================  ==================  ==================  ===================
Shares used in basic calculations                       26,292              21,911              26,270               21,854
                                             ==================  ==================  ==================  ===================
Shares used in diluted calculations                     26,292              21,911              26,270               21,854
                                             ==================  ==================  ==================  ===================

See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   March 3, 2007           May 31, 2006
                                                               ---------------------  ---------------------
ASSETS                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                     $             8,756    $            17,293
  Accounts receivable, net                                                   10,880                 12,223
  Accounts receivable from related party                                         32                    396
  Inventories, net                                                           13,821                 19,389
  Prepaid expenses and other current assets                                   1,658                  2,149
                                                               ---------------------  ---------------------
     Total current assets                                                    35,147                 51,450
Restricted Cash                                                                 500                    500
Long term investments                                                             -                  1,974
Equipment and leasehold improvements, net                                     4,618                  5,089
Goodwill, net                                                                 1,942                  1,942
Other assets                                                                  1,178                    891
                                                               ---------------------  ---------------------
     Total assets                                               $            43,385    $            61,846
                                                               =====================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $             5,230    $             9,761
  Accrued liabilities                                                         5,279                  7,016
  Deferred revenues                                                             904                  1,627
                                                               ---------------------  ---------------------
     Total current liabilities                                               11,413                 18,404
  Convertible subordinated notes                                              8,446                  8,330
  Other non-current liabilities                                               1,731                  1,930
                                                               ---------------------  ---------------------
     Total liabilities                                                       21,590                 28,664
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; none issued and outstanding                                        -                      -
  Common stock, $0.01 par value; 40,000,000 shares
   authorized; 26,437,000 and 26,402,000 shares issued
   and outstanding, respectively                                                264                    264
  Additional paid-in capital                                                195,270                194,508
  Accumulated deficit                                                      (171,443)              (159,269)
  Accumulated other comprehensive loss                                            -                    (25)
  Cost of common stock in treasury; 155,000 shares                           (2,296)                (2,296)
                                                               ---------------------  ---------------------
     Total stockholders' equity                                              21,795                 33,182
                                                               ---------------------  ---------------------
     Total liabilities and stockholders' equity                 $            43,385    $            61,846
                                                               =====================  =====================

See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                           Nine months ended
                                                               --------------------------------------------
                                                                   March 3, 2007          March 4, 2006
                                                               ---------------------  ---------------------

Cash used in operating activities
  Net loss                                                      $           (12,174)   $           (13,431)
  Charges to net loss not affecting cash                                      7,702                  4,057
  Changes in operating assets and liabilities                                (5,642)                (6,876)
                                                               ---------------------  ---------------------
                                                                            (10,114)               (16,250)
                                                               ---------------------  ---------------------
Cash provided by (used in) investing activities
  Capital expenditures                                                         (570)                  (381)
  Purchases of investments                                                        -                (10,000)
  Maturities of investments                                                   1,999                 15,731
                                                               ---------------------  ---------------------
                                                                              1,429                  5,350
                                                               ---------------------  ---------------------
Cash provided by financing activities
  Stock option exercises and employee stock purchase plan                       144                    371
                                                               ---------------------  ---------------------

Effect of exchange rate changes on cash                                           4                     (7)
                                                               ---------------------  ---------------------
Net decrease in cash and cash equivalents                                    (8,537)               (10,536)
Cash and cash equivalents at beginning of period                             17,293                 31,985
                                                               ---------------------  ---------------------
Cash and cash equivalents at end of period                      $             8,756    $            21,449
                                                               =====================  =====================

See the accompanying notes to condensed consolidated financial statements.

                                ELECTROGLAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business

     Electroglas Inc. (the "Company") is a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. The Company was incorporated in Delaware in April 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our common stock ("Common Stock"), in July 1993, the Company assumed the assets and liabilities of the Electroglas division in an asset transfer. The Company has been in the semiconductor equipment business for more than 40 years.

    The Company's primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, its semiconductor manufacturing customers use its wafer probers and network software to quality test semiconductor wafers.

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The Company's fiscal quarters are every thirteen weeks and end on a Saturday, except for the fourth quarter which ends on May 31st.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for such items as revenue recognition, inventory valuation, warranty reserves, allowances for doubtful accounts, guarantee obligations, tax valuation allowances, stock-based compensation assumptions, and accruals such as restructuring reserves. These estimates and assumptions affect the amounts reported in the financial statements, and actual results could differ from those estimates.

Reclassifications

    Certain prior period amounts have been reclassified to conform to the current period presentation.

Comprehensive Loss

    Comprehensive   loss  includes  net  loss  as  well  as   additional   other
comprehensive income (loss) items. The following schedule summarizes the activity net of related taxes:

                                                           Three months ended                 Nine months ended
                                                 ----------------------------------- -----------------------------------
In thousands (unaudited)                           March 3, 2007     March 4, 2006     March 3, 2007     March 4, 2006
------------------------------------------------ ----------------- ----------------- ----------------- -----------------
Net loss                                          $        (3,123)  $        (4,224)  $       (12,174)  $       (13,431)
Unrealized gains (losses) on investments, net                   -                 5                25               (68)
                                                 ----------------- ----------------- ----------------- -----------------
Comprehensive loss                                $        (3,123)  $        (4,219)  $       (12,149)  $       (13,499)
                                                 ================= ================= ================= =================

    At March 3, 2007, there were no accumulated other comprehensive losses included in the Company's balance sheet.

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

    The following is a summary of inventories by major category:

In thousands                                  March 3, 2007       May 31, 2006
----------------------------------------    -----------------  -----------------
                                               (unaudited)
Raw materials                                $         6,741    $         9,351
Work in process                                        3,928              8,560
Finished goods                                         3,152              1,478
                                            -----------------  -----------------
                                             $        13,821    $        19,389
                                            =================  =================

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

    The Company's warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

                                                         New                    Changes in
                                                      Warranties                 Estimated
                                         Balance at   Charged to    Warranty     Costs for   Balance at
                                         Beginning     Costs of      Reserve     Existing      End of
In thousands (unaudited)                 of Period      Sales       Utilized    Warranties     Period
-------------------------------------   -----------  -----------  -----------  -----------  -----------
Three months ended March 3, 2007         $   1,437    $     431    $    (645)   $     200    $   1,423
Three months ended March 4, 2006         $   1,255    $     556    $    (492)   $      46    $   1,365

Nine months ended March 3, 2007          $   1,518    $   2,126    $  (1,950)   $    (271)   $   1,423
Nine months ended March 4, 2006          $   1,648    $   1,339    $  (1,947)   $     325    $   1,365

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

    In January 2005, the Company sold its San Jose campus facility. The agreement covering this sale included a provision that allowed for a two year period for the buyer to make indemnification claims up to a maximum amount of $3.5 million for breaches of the agreement's representations and warranties. The Company recorded a $0.5 million reserve for the net present value of the Company's guarantee obligations under these indemnification provisions. In January 2007, after the expiration of the two year period specified in the agreement, the Company reversed this reserve as an "Indemnification release" as no claims had been made.

Restructuring Charges

    In the second half of 2004, the Company closed some office facilities and completed workforce reductions related to these closures. Under the 2004 restructuring plan, 14 employees within the Company's engineering, research and development operations were designated for termination and these employees were terminated in 2004 and 2005. In 2004, the Company recorded a restructuring charge of $1.0 million, primarily for office space reductions and severance packages. In the second quarter of 2006, the Company further reduced its workforce in the United States and Europe by three employees. In 2006, the Company recorded $0.2 million in restructuring charges for workforce reductions. Restructuring accruals are included in accrued liabilities.

    Details of the restructuring charges of the 2006 restructuring plan are as follows and have been fully paid as of March 3, 2007:

                                Three months ended March 3, 2007       Three months ended March 4, 2006
                              -------------------------------------  -------------------------------------
In thousands (unaudited)       Severance   Other Costs     Total      Severance   Other Costs     Total
--------------------------    -----------  -----------  -----------  -----------  -----------  -----------
Beginning balance              $       -    $       -    $       -    $     161    $      10    $     171
Restructuring charges                  -            -            -            -            -            -
Cash payments                          -            -            -          (15)           -          (15)
                              -----------  -----------  -----------  -----------  -----------  -----------
Ending balance                 $       -    $       -    $       -    $     146    $      10    $     156
                              ===========  ===========  ===========  ===========  ===========  ===========

                                 Nine months ended March 3, 2007        Nine months ended March 4, 2006
                              -------------------------------------  -------------------------------------
In thousands (unaudited)       Severance   Other Costs     Total      Severance   Other Costs     Total
--------------------------    -----------  -----------  -----------  -----------  -----------  -----------
Beginning balance              $       -    $       -    $       -    $       -    $       -    $       -
Restructuring charges                  -            -            -          215           24          239
Cash payments                          -            -            -          (69)         (14)         (83)
                              -----------  -----------  -----------  -----------  -----------  -----------
Ending balance                 $       -    $       -    $       -    $     146    $      10    $     156
                              ===========  ===========  ===========  ===========  ===========  ===========

    Details of the restructuring charges of the 2004 restructuring plan are as follows and are anticipated to be substantially paid by the end of fiscal 2007:

                                Three months ended March 3, 2007       Three months ended March 4, 2006
                              -------------------------------------  -------------------------------------
In thousands (unaudited)       Severance   Other Costs     Total      Severance   Other Costs     Total
--------------------------    -----------  -----------  -----------  -----------  -----------  -----------
Beginning balance              $       -    $     229    $     229    $       -    $     475    $     475
Cash payments                          -          (55)         (55)           -          (57)         (57)
                              -----------  -----------  -----------  -----------  -----------  -----------
Ending balance                 $       -    $     174    $     174    $       -    $     418    $     418
                              ===========  ===========  ===========  ===========  ===========  ===========

                                 Nine months ended March 3, 2007        Nine months ended March 4, 2006
                              -------------------------------------  -------------------------------------
In thousands (unaudited)       Severance   Other Costs     Total      Severance   Other Costs     Total
--------------------------    -----------  -----------  -----------  -----------  -----------  -----------
Beginning balance              $       -    $     365    $     365    $       -    $     611    $     611
Cash payments                          -         (191)        (191)           -         (193)        (193)
                              -----------  -----------  -----------  -----------  -----------  -----------
Ending balance                 $       -    $     174    $     174    $       -    $     418    $     418
                              ===========  ===========  ===========  ===========  ===========  ===========

Change in Estimates for Certain Non-Income Tax Obligations

    In the first quarter of fiscal 2006, the Company recorded a change in accounting estimate for value added taxes (VAT) that reduced sales, general and administrative expenses by $0.2 million due to agreements reached with the France and Singapore tax authorities. This change in accounting estimate had the effect of reducing the net loss in the nine months ended March 4, 2006 by $0.01 per share.

Provision (Benefit) for Income Taxes

    The Company had a nominal tax provision for the third quarter and the nine months of fiscal 2007 comprised of foreign income and withholding tax. The Company had an income tax benefit of $0.6 million for the nine months ended March 4, 2006 resulting from a reversal of reserves for certain foreign income tax issues which were resolved during the quarter. These changes in accounting estimates had the effect of reducing the net loss in the nine months ended March 4, 2006 by $0.03 per share.

    The Company uses estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities. It is the Company's policy to accrue for income tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. As of March 3, 2007 and May 31, 2006, income tax related reserves totaled approximately $1.0 million. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

Convertible Subordinated Notes and Warrants

    In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes (the "5.25% Notes") due in June 2007. The proceeds from the sales of the 5.25% Notes were $32.5 million, net of $3.0 million in debt issuance expenses. Interest on the 5.25% Notes is payable each year on the fifteenth of June and December and is charged to interest expense. In the transition period ended May 31, 2005, the Company repurchased a total of $2.0 million of the 5.25% Notes. In the fourth quarter of fiscal 2006, the Company exchanged $25.0 million of the 5.25% Notes for 4,268,000 shares of Common Stock and $7.5 million in cash in privately negotiated transactions with the 5.25% Notes holders.

    The following is a summary of the 5.25% Notes, as of the dates presented:

In thousands                                  March 3, 2007       May 31, 2006
----------------------------------------    -----------------  -----------------
                                               (unaudited)
Convertible subordinated notes               $         8,500    $         8,500
Less:  Discount                                          (54)              (170)
                                            -----------------  -----------------
                                             $         8,446    $         8,330
                                            =================  =================

    As of March 3, 2007 the $8.5 million in 5.25% Notes, at a conversion price of $10.25 per share, would convert into approximately 830,000 shares of Common Stock. Interest payments due through maturity on the remaining 5.25% Notes are $0.2 million.

    In connection with the issuance of the 5.25% Notes in 2002, the Company also issued five year warrants for the purchase of 714,573 shares of Common Stock that are exercisable at a price of $15.44 per share. The original value of the warrants was determined to be $2.6 million using the Black-Scholes option pricing model and is being accreted to interest expense over the term of the 5.25% Notes using the effective interest rate method. If the price of Common Stock exceeds the conversion price of the 5.25% Notes and the exercise price of the warrants, holders of the 5.25% Notes and warrants may convert the debt and exercise the warrants. The Company may force the conversion of all or a portion of the 5.25% Notes and warrants in certain circumstances. These warrants expire June 15, 2007.

    In March 2007, the Company completed a $25.75 million private placement of 6.25% fixed rate senior subordinated secured notes (See Subsequent Event note). The Company is committed to use part of these proceeds to repay the $8.5 million in convertible bonds due June 15, 2007. In accordance with FAS No. 6,
"Classification of Short-Term Obligations Expected to Be Refinanced", the Company has classified the 5.25% Notes as a non-current liability.

Long Term Liability - Deferred Rent

    The Company leases facilities for its corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent". The Company records rent expense at the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $1.3 million and $1.5 million as of March 3, 2007 and May 31, 2006, respectively.

Line of Credit

    In September 2006 and January 2007, the Company renewed and amended its revolving line of credit with Comerica Bank. Under these amendments, the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This amended line of credit, which has a maturity date of August 31, 2008, is secured by substantially all of the Company's assets and requires that the Company maintain certain financial covenants. The Company currently maintains cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent the Company borrows against this credit line. There were no borrowings from the credit line as of March 3, 2007 and May 31, 2006, respectively.

Commitments and Contingencies

    The Company's lease agreement with 5729 Fontanoso Way, LLC for its corporate headquarters commenced on May 1, 2005 for 60 months. The Company has an option to extend this lease agreement for an additional five year period. In addition, the Company leases facilities for its manufacturing operations in Singapore and for sales and service offices in various locations worldwide. The Company's rent expense for the three and nine months ended March 3, 2007 were $0.4 million and $1.3 million, respectively, and $0.4 million, $1.2 million for the three and nine months ended March 4, 2006, respectively.

    As of March 3, 2007, contractual obligations and commercial commitments were as follows:

                                                                                 Payments due by fiscal period
                                                                   -----------------------------------------------
                                                                     Remaining
In thousands (unaudited)                                  Total    fiscal 2007    2008        2009        2010
------------------------------------------------------ ----------- ----------- ----------- ----------- -----------
Operating leases                                        $  5,863    $     498   $   2,193   $   1,858   $   1,314
Purchase commitments                                       4,447        3,318       1,129
Interest payments on convertible subordinated notes          223            -         223
Principal payment on convertible subordinated notes        8,500            -       8,500
                                                       ----------- ----------- ----------- ----------- -----------
  Total cash obligations                                $ 19,033    $   3,816   $  12,045   $   1,858   $   1,314
                                                       =========== =========== =========== =========== ===========

    Purchase commitments include $4.2 million for inventory.

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

Stock-Based Compensation

    The Company has a stock-based compensation program that provides its Board of Directors with broad discretion in creating employee equity incentives. In October 2006, the Company's stockholders approved a new stock incentive plan (the "2006 Plan") to replace the Company's 1997 Stock Incentive Plan (the "1997 Plan") and the Company's 2001 Non-Officer Employee Stock Incentive Plan (the "2001 Plan"). The stockholders approved a total of 4.0 million shares of Common Stock (2.0 million of which may be Restricted shares) reserved for issuance under the 2006 Plan, plus the number of shares of Common Stock that remained available for grants of awards under the 1997 and 2001 Plans (1.4 million shares), plus any shares of Common Stock that would otherwise return to these plans as a result of forfeiture, termination or expiration of awards previously granted under these plans. Stock options are generally time-based, vesting on each annual anniversary of the grant date over three to four years and expire six to seven years from the grant date.

    Additionally, the Company has an Employee Stock Purchase Plan (the "ESPP") that allows employees twice a year to purchase shares of Common Stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. As of March 3, 2007, the Company had approximately 1.6 million shares of Common Stock reserved for future issuance under the ESPP.

Employee Stock Option Plans

    The Company's option activity under its stock option plans for the nine months ended March 3, 2007 is as follows:

                                                  Outstanding options
                                      ------------------------------------------
                                                              Weighted average
Shares in thousands (unaudited)        Options outstanding    exercise prices
---------------------------------     --------------------  --------------------
Options beginning of period                         3,480        $         6.88
Options granted                                       345        $         2.89
Options exercised                                      (3)       $         2.44
Options canceled                                     (672)       $         6.37
                                      --------------------
Options end of period                               3,150        $         6.56
                                      --------------------

    Additional disclosures for options outstanding as of March 3, 2007 at various ranges of exercise prices are as follows (shares in thousands):

                                              Options outstanding                                 Options exercisable
                         -------------------------------------------------------------  ----------------------------------------
                                                    Weighted             Weighted                                  Weighted
Range of exercise                               average exercise         average                               average exercise
prices (unaudited)             Shares                price          contractual life          Shares                price
-----------------------  -------------------  -------------------  -------------------  -------------------  -------------------

 $ 1.48  to  $  2.44                    150    $            1.74                  2.6                  136    $            1.71
 $ 2.45  to  $  3.15                  1,105    $            2.98                  2.8                  786    $            3.02
 $ 3.16  to  $  4.86                  1,109    $            4.35                  4.2                  598    $            4.04
 $ 4.87  to  $ 32.94                    786    $           15.64                  2.0                  786    $           15.64
                         -------------------                                            -------------------
                                      3,150                                                          2,306
                         ===================                                            ===================

    Aggregate intrinsic value represents the excess of the Company's closing stock price on the last trading day of the fiscal period, which was $2.36 as of March 2, 2007, over the option exercise price of the shares multiplied by the number of options outstanding. Additional information on the status of options as of March 3, 2007 is as follows:

                                                                                                   Weighted average
Shares and aggregate intrinsic                          Aggregate intrinsic   Weighted average         remaining
value, in thousands (unaudited)           Shares               value           exercise price      contractual life
---------------------------------  -------------------  -------------------  -------------------  -------------------
Outstanding                                     3,150                  $94                $6.56                  3.1
Vested and expected to vest                     2,855                  $94                $6.79                  2.8
Exercisable                                     2,306                  $88                $7.51                  2.2

     Net cash proceeds from the exercise of stock options were $1,000 and $8,000 for the three and nine months ended March 3, 2007, respectively. Net cash proceeds from the exercise of stock options were $44,000 and $186,000 for the three and nine months ended March 4, 2006, respectively. The intrinsic value of options exercised during the three and nine months ended March 3, 2007 was $1,000 and $2,000, respectively, based on the market value at date of exercise compared to the option exercise price. No income tax benefit was realized from stock option exercises during these periods. In accordance with FAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Restricted Stock Units

    Restricted stock units are converted into shares of Common Stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee's continuing service to the Company. The compensation expense related to these awards was determined using the fair value of Common Stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units generally vest over three years. During the three and nine months ended March 3, 2007, no restricted stock units vested.

                                          Outstanding restricted stock units
                                      ------------------------------------------
                                                              Weighted average
                                                                 grant date
Shares in thousands (unaudited)        Options outstanding       fair value
---------------------------------     --------------------  --------------------
Unvested awards beginning of period                   534        $         2.43
Awards                                                  -        $          -
Releases                                                -        $          -
Forfeitures                                            (7)       $         2.43
                                      --------------------
Unvested awards end of period                         527        $         2.43
                                      --------------------

Employee Stock Purchase Plan

     During the nine months ended March 3, 2007, and March 4, 2006, the Company issued 60,000 and 59,000 shares at an average of $2.24 and $3.20 per share for the purchases under the ESPP and cash proceeds totaled $135,000 and $189,000 respectively. No income tax benefit was realized from the ESPP during these periods.

Adoption  of  Statement  of  Financial   Accounting  Standard  No.  123(revised)
"Share-Based Payment"

    On June 1, 2006, the Company adopted the provisions of FAS 123(R), and started recognizing compensation expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by FAS 123(R) and therefore financial results for prior periods were not restated. Under this transition method, stock-based compensation expense for the three and nine months ended March 3, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of June 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123, adjusted for awards not expected to vest. Stock-based compensation expense for all stock-based compensation awards granted subsequent to June 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R), adjusted for awards not expected to vest. Upon adoption of SFAS 123R, the Company recognizes compensation expense for stock option awards granted subsequent to June 1, 2006 on a straight-line basis over the requisite service period of the award while prior grants continue to be recognized on an accelerated basis.

    The Company estimates the fair value of stock options using a Black-Scholes valuation model. This is consistent with the provisions of FAS 123(R), SEC SAB No. 107, and the Company's prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by FAS 123). The fair value of each option grant and ESPP subscription is estimated on the date of grant using the following assumptions:

Stock options                                         Three months ended                        Nine months ended
                                           ----------------------------------------  ----------------------------------------
Weighted average assumptions (unaudited)      March 3, 2007        March 4, 2006        March 3, 2007        March 4, 2006
-----------------------------------------  -------------------  -------------------  -------------------  -------------------
Expected dividend yield                                    -                    -                    -                    -
Expected stock price volatility                          62.7%                83.9%                67.2%                92.8%
Risk-free interest rate                                   4.7%                 4.8%                 5.0%                 4.3%
Expected life in years                                    4.0                  3.6                  3.1                  5.0
Weighted-average grant date fair values     $            1.27    $            1.34    $            1.40    $            2.06


ESPP                                                  Three months ended                        Nine months ended
                                           ----------------------------------------  ----------------------------------------
Weighted average assumptions (unaudited)      March 3, 2007        March 4, 2006        March 3, 2007        March 4, 2006
-----------------------------------------  -------------------  -------------------  -------------------  -------------------
Expected dividend yield                                    -                    -                    -                    -
Expected stock price volatility                          52.7%                63.9%                55.9%                71.8%
Risk-free interest rate                                   5.1%                 4.6%                 5.1%                 3.6%
Expected life in years                                    1.3                  1.2                  1.3                  1.2
Weighted-average grant date fair values     $            0.97    $            1.77    $            1.05    $            1.85

    The Company's computation of expected volatility for all periods presented was based on historical volatility and the computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The Company pays no dividends.

Impact of the adoption of FAS 123(R)

    The total stock-based compensation expense for stock options, restricted shares, and ESPP was as follows:

                                       Three months ended     Nine months ended
In thousands (unaudited)                  March 3, 2007         March 3, 2007
---------------------------------     --------------------  --------------------
Cost of sales - products               $               22    $               64
Research and development                               52                   151
Selling, general and administrative                    43                   358
                                      --------------------  --------------------
                                       $              117    $              573
                                      ====================  ====================

    In the Company's pro forma disclosures prior to the adoption of FAS 123(R), the Company accounted for forfeitures upon occurrence. FAS 123(R) requires forfeitures to be estimated at the time of grant and these estimates are revised if necessary in subsequent periods if actual forfeitures differ. As of March 3, 2007, the unamortized stock-based compensation balance related to stock options, restricted stock units, and the ESPP was $1.5 million and will be recognized over an estimated weighted average amortization period of three years.

    FAS 123(R) requires the Company to calculate the pool of excess tax benefits that are available as of June 1, 2006 to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. The Company has one year from the FAS 123(R) adoption date to determine whether it will adopt the alternative method for determining the tax effects of share-based compensation, which among other things, provides a simplified method for estimating the beginning excess tax benefit pool balance as defined in FASB Staff Position 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Award". The Company has not determined whether this approach will be applied. The choice of approach will have no impact on the tax benefit pool or tax expense to be recognized for the current period, due to the Company's net operating loss position.

Prior to the adoption of FAS 123(R)

    Prior to the adoption of FAS 123(R), the Company applied FAS 123, amended by FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), which allowed companies to apply the existing accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company's net income (loss). As required by FAS 148 prior to the adoption of FAS 123(R), the Company provided pro forma net income
(loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in FAS 123 had been applied.

    The following table illustrates the pro forma net loss after tax and net loss per common share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation:

                                                   Three months ended     Nine months ended
In thousands, except per share data (unaudited)       March 4, 2006         March 4, 2006
------------------------------------------------  --------------------  --------------------
Net loss - as reported                             $           (4,224)   $          (13,431)
Deduct:  stock-based employee
 compensation expense net of related
 tax effects                                                     (366)               (1,299)
                                                  --------------------  --------------------
Pro forma net loss                                 $           (4,590)   $          (14,730)
                                                  ====================  ====================
Net loss per share:
  Basic and Diluted - as reported                  $            (0.19)   $            (0.61)
                                                  ====================  ====================
  Basic and Diluted - pro forma                    $            (0.21)   $            (0.67)
                                                  ====================  ====================

Segment Information

    FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company has one reportable segment.

    The following is a summary of the Company's net sales to external customers by geographic regions:

                                               Three months ended                             Nine months ended
                                  --------------------------------------------  --------------------------------------------
In thousands (unaudited)              March 3, 2007          March 4, 2006          March 3, 2007          March 4, 2006
--------------------------------  ---------------------  ---------------------  ---------------------  ---------------------
North America                      $             4,163    $             5,067    $            15,728    $            12,773
Asia                                             2,182                  3,828                 11,004                 10,932
Europe                                           3,464                  2,410                  9,191                  7,163
                                  ---------------------  ---------------------  ---------------------  ---------------------
                                   $             9,809    $            11,305    $            35,923    $            30,868
                                  =====================  =====================  =====================  =====================

    In the three months ended March 3, 2007, sales to customers in the United States, Germany, and United Kingdom represented 42%, 12%, and 12% of sales, respectively. In the same period in 2006, sales to customers in the United States, Thailand and France represented 45%, 16%, and 13% of sales, respectively. In the nine months ended March 3, 2007, sales to customers in the United States and United Kingdom represented 44% and 10% of sales, respectively. In the same period in 2006, sales to customers in the United States and France represented 40% and 10% of sales, respectively. Sales to customers in no other country equaled or exceeded 10% in any of these periods.

    The following table presents summary information of the Company's net sales by product, although the Company manages its business as a single operating unit:

                                                       Three months ended                      Nine months ended
                                            --------------------------------------  --------------------------------------
In thousands (unaudited)                       March 3, 2007       March 4, 2006       March 3, 2007       March 4, 2006
------------------------------------------  ------------------  ------------------  ------------------  ------------------
Prober systems and software                  $          5,121    $          7,833    $         20,989    $         18,567
Aftermarket prober products and services                4,688               3,472              14,934              12,301
                                            ------------------  ------------------  ------------------  ------------------
                                             $          9,809    $         11,305    $         35,923    $         30,868
                                            ==================  ==================  ==================  ==================

    The  following   table  presents   summary   information  of  the  Company's
significant customers as a percentage of sales:

                                                  Three months ended                      Nine months ended
                                       --------------------------------------  --------------------------------------
(Unaudited)                               March 3, 2007       March 4, 2006       March 3, 2007       March 4, 2006
-------------------------------------  ------------------  ------------------  ------------------  ------------------
Customer A                                             7%                 18%                 12%                 10%
Customer B                                             8%                  8%                 10%                  4%
Customer C                                             6%                 28%                  8%                 22%

    The following is a summary of the Company's identifiable long-lived assets by geographic regions as of:

In thousands                                          March 3, 2007         May 31, 2006
------------------------------------------------  --------------------  --------------------
                                                       (unaudited)
Asia                                               $              795    $              720
Europe                                                            130                   183
                                                  --------------------  --------------------
International                                                     925                   903
North America                                                   3,693                 4,186
                                                  --------------------  --------------------
                                                   $            4,618    $            5,089
                                                  ====================  ====================

Related Party Transactions

    Up to October 2006, one of the Company's directors was a director of National Semiconductor ("National"), a customer of the Company. One of the Company's directors is an officer of Novellus, Inc., ("Novellus") a customer of the Company. The Company sold prober products to these companies as follows for the periods presented:

                                                  Three months ended                      Nine months ended
                                       --------------------------------------  --------------------------------------
In thousands (unaudited)                  March 3, 2007       March 4, 2006       March 3, 2007       March 4, 2006
-------------------------------------  ------------------  ------------------  ------------------  ------------------
Revenue, National                       $              -    $            374    $            745    $          1,946
Revenue, Novellus                       $              7    $              -    $              9    $            243

Accounts receivable from National and Novellus at March 3, 2007 and May 31, 2006 were $0.03 million and $0.4 million, respectively. There were no purchases from these companies during these periods.

    One of the Company's directors is an officer of Vignani Inc. ("Vignani"), a vendor of the Company that provides engineering services. The Company purchased $9,000 from Vignani during the three months ended March 3, 2007 and there were no accounts payable balances due to Vignani. There were no sales to Vignani during these periods.

    Sales terms and pricing and purchase terms and pricing to and from related parties are consistent with those offered by the Company to other customers and purchased by the Company from other vendors.

Subsequent Event

    In March 2007, the Company completed a $25.75 million private placement of 6.25% (payable semi-annually in June and December) fixed rate senior subordinated secured notes (the "6.25% Notes"). The Company recorded debt issuance expenses as a prepaid expense and these costs will be amortized to interest expense over the estimated four year life of the 6.25% Notes. The 6.25% Notes are due in March 2027; however, the holders have the right in March 2011 and in each successive four year anniversary period thereafter to demand repayment in full. The 6.25% Note terms restrict the Company in transferring capital to certain of its subsidiaries, restrict the payment of dividends, and certain other restrictions.

    The 6.25% Notes are convertible at any time prior to maturity at the election of the bond holders into shares of Common Stock at a conversion price of $2.295, which represented a 12.5% premium over the Company's stock price on the date of the private placement's closing. If fully converted, the 6.25% Notes would convert into approximately 11.22 million shares of Common Stock. At any time prior to maturity, subject to certain limitations, the Company may elect to automatically convert ("Auto Convert") the 6.25% Notes into Common Stock if the closing price of the Common Stock has exceeded 150% of the conversion price for at least 20 trading days during any 30-day period prior to the Company giving notice to the bond holders. If the Company elects to Auto Convert within the first three years, the Company will be required to pay the bond holders interest for the three year period, less any interest paid up to that date. The Company can also after three years redeem the 6.25% Notes for cash at 100% of the principal amount plus accrued interest.

    The 6.25% Notes are senior subordinated secured debt ranked junior to the Company's Comerica bank line borrowings and are secured by a second priority lien on substantially all of Company's assets. The terms of the 6.25% Notes require the Company to use part of the proceeds to repay the Company's outstanding $8.5 million in 5.25% Notes due June 15, 2007. The remainder of the funds is intended to be used for general corporate purposes, including working capital and capital expenditures.

Recently Issued Accounting Pronouncements

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

    On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending May 31, 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.

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

    In September 2006, the FASB issued Statement 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." Statement 158 will require the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans. The Company will adopt the balance sheet provision of Statement 158, as required, at May 31, 2007. The Company is currently assessing the impact of the adoption of this Statement.

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

    Starting in 2003, we refocused our Company on our core competency of wafer probers. In December 2004, we introduced a new extended performance 200mm wafer prober, the 4090u+. In January 2005, we introduced a new 300mm prober, the EG6000, that represents a major advancement in prober design and automation and is focused on providing better performance than currently available competitors' products.

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

     Due to the cyclicality of the semiconductor equipment industry and the resulting market pressures, we are focusing our efforts in the following areas:

    o Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flows;
    o Developing successful products and services to meet market windows in our target markets;
    o   Successfully completing customer evaluations of our 300mm products; and
    o Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases in our cost structure.

     There can be no assurances that these efforts will be successful. In order to become profitable, our market share for our products must improve.

     Additional information about Electroglas is available on our Web site (www.electroglas.com) . Electroglas makes available free of charge on our website our reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with the SEC. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room (1-800-SEC-0330) at 100 F Street, NE, Washington, D.C. 20549. Our filings are also available at the SEC's Web site at http://www.sec.gov.

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

    Revenue recognition: We recognize revenue on the sale of our equipment when we have received a customer purchase order or contract, when we have delivered the products or services, when we can be assured of the total purchase price without making significant concessions, and when we are assured of our ability to collect from our customer. In recognizing revenue we make certain assumptions and estimates, namely: (i) we consider a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) we consider systems delivered separately from options to have value to our customers on a stand alone basis if the options have a unique price assigned and are not significant to the total amount of the order and the options are not fundamental to the functionality of the systems; (iii) we consider systems delivered separately from installation and training to have value to our customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing our systems without the support of our installers, installation and training are routine and inconsequential to the total value of the transaction, and these services are routinely sold on a stand-alone basis; and (iv) for most customers we assume that, based on past history, we will continue to collect from them without payment or product concessions, despite the fact that they may have larger financial size relative to us and despite our dependence on them in a heavily concentrated industry.

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

    Tax valuation allowances and reserves: We establish estimates for these allowances and reserves based on historical experience and other assumptions. We have provided a full valuation allowance equal to the total deferred tax assets at March 3, 2007. Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating losses and tax credit carryforwards. It is our policy to accrue for tax exposures or to release tax reserves in the period in which the facts and circumstances arise that suggest that the valuation allowances or reserves should be modified.

    Stock-based compensation expense: We account for stock-based compensation in accordance with the provisions of SFAS 123(R) Under the fair value recognition provision of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

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

RESULTS OF OPERATIONS

    The components of our statements of operations, expressed as a percentage of net sales, are as follows:

                                                                 Three months ended                    Nine months ended
                                                      ------------------------------------- -------------------------------------
(Unaudited)                                              March 3, 2007      March 4, 2006      March 3, 2007      March 4, 2006
----------------------------------------------------- ------------------ ------------------ ------------------ ------------------
Net Sales                                                        100.0 %            100.0 %            100.0 %            100.0
Cost of sales                                                     68.6               70.2               75.1               76.3
                                                      ------------------ ------------------ ------------------ ------------------
Gross profit                                                      31.4               29.8               24.9               23.7
Operating expenses:
  Engineering, research and development                           29.7               25.3               23.7               28.4
  Sales, general and administrative                               37.2               37.4               35.6               36.2
  Restructuring and impairment expense (reversal)                   -                  -                (0.1)               1.1
  Indemnification release                                         (4.7)                -                (1.3)                -
                                                      ------------------ ------------------ ------------------ ------------------
     Total operating expenses                                     62.2               62.7               57.9               65.7
                                                      ------------------ ------------------ ------------------ ------------------
Operating loss                                                   (30.8)             (32.9)             (33.0)             (42.0)
Interest income                                                    0.9                2.5                0.9                3.2
Interest expense                                                  (1.7)              (5.2)              (1.4)              (5.6)
Other expense, net                                                (0.1)              (1.7)              (0.4)              (1.1)
                                                      ------------------ ------------------ ------------------ ------------------
Loss before income taxes                                         (31.7)             (37.3)             (33.9)             (45.5)
Provision for income taxes                                         0.1                0.1                 -                (2.0)
                                                      ------------------ ------------------ ------------------ ------------------
Net loss                                                         (31.8)%            (37.4)%            (33.9)%            (43.5)
                                                      ================== ================== ================== ==================

Net Sales

    Net sales consist of prober systems and software and aftermarket prober products and services, which consist primarily of services, spare parts, upgrades and training. Service revenue, included in aftermarket prober products and services revenue, was 11% and 10% of net sales for the three and nine month periods ended March 3, 2007, respectively and less than 10% and 11% of net sales for the three and nine month periods ended March 4, 2006, respectively. Net sales of our products are as follows:

                                                    Three months ended                              Nine months ended
                                       --------------------------------------------  --------------------------------------------
In thousands (unaudited)                   March 3, 2007          March 4, 2006          March 3, 2007          March 4, 2006
-------------------------------------- ---------------------  ---------------------  ---------------------  ---------------------
Prober systems and software             $    5,121       52%   $    7,833       69%   $   20,989       58%   $   18,567       60%
Aftermarket prober products & services       4,688       48%        3,472       31%       14,934       42%       12,301       40%
                                       ------------ --------  ------------ --------  ------------ --------  ------------ --------
                                        $    9,809      100%   $   11,305      100%   $   35,923      100%   $   30,868      100%
                                       ============ ========  ============ ========  ============ ========  ============ ========

    Net sales for the three month period ended March 3, 2007 were $9.8 million, a 13% decrease from net sales of $11.3 million in the comparable prior year period. This decrease was primarily due to decreased volumes of our 4090 200mm products. Net sales for the nine month period ended March 3, 2007 were $35.9 million, a 16% increase from net sales of $30.9 million in the comparable prior year period. This increase was primarily due to increased volumes of our 4090 200mm ($1.0 million) and EG6000 300mm ($1.4 million) products and higher sales of upgrades ($2.1 million). The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate. Additionally, the customer evaluation process for our new 300mm prober products can be lengthy and can consume significant Company resources. Our future sales will be impacted by our ability to successfully complete these new product evaluations.

    Sales by geography are as follows:

                                                    Three months ended                              Nine months ended
                                       --------------------------------------------  --------------------------------------------
In thousands (unaudited)                   March 3, 2007          March 4, 2006          March 3, 2007          March 4, 2006
-------------------------------------- ---------------------  ---------------------  ---------------------  ---------------------
North America                           $    4,163       42%   $    5,067       45%   $   15,728       44%   $   12,773       41%
Asia                                         2,182       22%        3,828       34%       11,004       31%       10,932       35%
Europe                                       3,464       35%        2,410       21%        9,191       26%        7,163       23%
                                       ------------ --------  ------------ --------  ------------ --------  ------------ --------
                                        $    9,809      100%   $   11,305      100%   $   35,923      100%   $   30,868      100%
                                       ============ ========  ============ ========  ============ ========  ============ ========

Gross Profit

                                                  Three months ended                      Nine months ended
                                       --------------------------------------  --------------------------------------
In thousands (unaudited)                  March 3, 2007       March 4, 2006       March 3, 2007       March 4, 2006
-------------------------------------  ------------------  ------------------  ------------------  ------------------
 Gross profit                           $          3,080    $          3,368    $          8,954    $          7,305
 Gross profit as a % of net sales                   31.4%               29.8%               24.9%               23.7%

    The decrease in gross profit for the third quarter over the previous year was primarily due to a lower volume of prober system sales. The increase in gross profit for the nine months ended March 3, 2007 over the previous year was primarily due to a higher volume of prober system sales and upgrades, offset by higher inventory reserves that included a $2.8 million inventory provision due to a reduced forecast for the strip test handler product line, net of $0.6 million of that reserved inventory which was subsequently sold. We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

                                                  Three months ended                      Nine months ended
                                       --------------------------------------  --------------------------------------
In thousands (unaudited)                  March 3, 2007       March 4, 2006       March 3, 2007       March 4, 2006
-------------------------------------  ------------------  ------------------  ------------------  ------------------
 ER&D                                   $          2,916    $          2,856    $          8,492    $          8,784
 ER&D as a % of net sales                           29.7%               25.3%               23.7%               28.4%

    The engineering, research and development expenses for the three months ended March 3, 2007, were similar to the prior year. The decrease in engineering, research and development expenses for the nine month period ended March 3, 2007 over the previous year was primarily due to reduced personnel costs ($0.2 million) and other discretionary spending ($0.6 million) offset by increased product development costs ($0.4 million). As a percentage of net sales, ER&D expenses increased for the three months ended March 3, 2007 as a result of decreased net sales and relatively flat spending when compared to the same period in 2006. As a percentage of net sales, ER&D expenses decreased for the nine months ended March 3, 2007 as a result of increased net sales and decreased spending as discussed above. During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in selective new wafer prober product development programs. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

                                                  Three months ended                      Nine months ended
                                       --------------------------------------  --------------------------------------
In thousands (unaudited)                  March 3, 2007       March 4, 2006       March 3, 2007       March 4, 2006
-------------------------------------  ------------------  ------------------  ------------------  ------------------
 SG&A                                   $          3,646    $          4,226    $         12,796    $         11,173
 SG&A as a % of net sales                           37.2%               37.4%               35.6%               36.2%

    The decrease in sales, general and administrative expenses for the three month period ended March 3, 2007 over the previous year was primarily due to decreased discretionary spending and personnel costs offset by increased new product evaluation costs. The increase in sales, general and administrative expenses for the nine month period ended March 3, 2007 over the previous year was primarily due to increased new product evaluation costs ($0.8 million), stock based compensation expense ($0.4 million), and other discretionary spending ($0.3 million). SG&A expenses consist principally of employee salaries and benefits, travel, advertising and other promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Indemnification release

    In January 2005, the Company sold its San Jose campus facility. The agreement covering this sale included a provision that allowed for a two year period for the buyer to make indemnification claims up to a maximum amount of $3.5 million for breaches of the agreement's representations and warranties. At that time, the Company recorded a $0.5 million reserve for the net present value of the Company's guarantee obligations under these indemnification provisions. In January 2007, after the expiration of the two year period specified in the agreement, the Company reversed this reserve as no claims had been made.

Interest Income

                                                  Three months ended                      Nine months ended
                                       --------------------------------------  --------------------------------------
In thousands (unaudited)                  March 3, 2007       March 4, 2006       March 3, 2007       March 4, 2006
-------------------------------------  ------------------  ------------------  ------------------  ------------------
 Interest income                        $             88    $            285    $            320    $            972

    The decrease in interest income in the third quarter and the nine month periods of fiscal 2007 over the previous year periods resulted primarily from lower average cash and investment balances resulting from cash used in operations.

Interest Expense

                                                  Three months ended                      Nine months ended
                                       --------------------------------------  --------------------------------------
In thousands (unaudited)                  March 3, 2007       March 4, 2006       March 3, 2007       March 4, 2006
-------------------------------------  ------------------  ------------------  ------------------  ------------------
 Interest expense                       $            168    $            592    $            501    $          1,711

    Interest expense is largely comprised of interest expense and discount amortization on our 5.25% Notes. The decrease in interest expense in the third quarter and nine months of fiscal 2007 over the same period in fiscal 2006 resulted primarily from the conversion of $25.0 million of 5.25% Notes in the fourth quarter of fiscal 2006.

Provision (Benefit) for Income Taxes

                                                  Three months ended                      Nine months ended
                                       --------------------------------------  --------------------------------------
In thousands (unaudited)                  March 3, 2007       March 4, 2006       March 3, 2007       March 4, 2006
-------------------------------------  ------------------  ------------------  ------------------  ------------------
 Provision (benefit) for income
  taxes                                 $              7    $              8    $             15    $           (627)

    Income tax provision for the three and nine months ended March 3, 2007 and the three months ended March 4, 2006 is comprised of foreign income taxes and withholding taxes. The Income tax benefit for the nine months ended March 4, 2006 resulted from a reversal of reserves for certain foreign income tax issues which were resolved during the period. We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

Liquidity and Capital Resources

     Operating activities: Our cash, cash equivalents and short-term investments totaled $8.8 million at March 3, 2007, a decrease of $8.5 million from $17.3 million at May 31, 2006. Cash used in operating activities was $10.1 million during the nine months ended March 3, 2007 compared to cash used by operating activities of $16.2 million for the same period last year. This lower usage of cash in 2007 as compared to the prior year was primarily due to lower operating losses associated with the Company's cost containment efforts and reduced inventories as the Company made concerted efforts to utilize existing stocks. Working capital at March 3, 2007 was $23.7 million as compared to $33.0 million at May 31, 2006. This decrease in working capital was principally due to cash used in operating activities.

    Investing activities: Cash provided by investing activities was $1.4 million in the nine months ended March 3, 2007 compared to $5.3 million cash provided by the same period last year. This change resulted from changes period over period in purchases and maturing of investments.

    Financing activities: During the nine months ended March 3, 2007 and March 4, 2006, cash provided by financing activities was $0.1 million and $0.4 million, respectively, from stock option exercises and ESPP.

    Liquidity: Our principal source of liquidity as of March 3, 2007 consisted of $8.8 million of cash and cash equivalents. During 2007, we continue to emphasize reduction of our utilization of cash, including improving gross margins on sales, maintaining spending controls and additional headcount reductions. In March 2007, the Company completed a $25.75 million private placement of 6.25% fixed rate convertible senior subordinated secured notes (the "6.25% Notes Offering"). We intend to use the net proceeds from this offering to repay our existing 5.25% Notes due June 2007, and for general corporate purposes, working capital and capital expenditures. We currently anticipate that our available cash, proceeds from our line of credit at March 3, 2007, and the proceeds from the 6.25% Notes Offering should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next 12 months. The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will be reduced below its current level or that we will have sufficient capital available to us to support our business activities.

    In September 2006 and January 2007, we renewed and amended our revolving line of credit with Comerica Bank. Under these amendments, we may borrow up to $7.5 million based upon eligible accounts receivable balances. This amended line of credit, which has a maturity date of August 31, 2008, is secured by certain of the Company's assets and requires that we maintain certain financial covenants. We currently maintain cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent we borrow against this credit line.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    At March 3, 2007, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.06 million. For financial market risks related to changes in foreign currency exchange rates, refer to Part II: Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended May 31, 2006.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

    As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or "disclosure controls." This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of March 3, 2007 were not effective.

    In light of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

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

    During the nine months ended March 3, 2007, in part to remediate this weakness, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

    o We reviewed with senior management and the audit committee of its board of directors the issues which led to the one material weakness;
    o We made significant enhancements to account reconciliations to provide more thorough account analyses; and
    o We established clear responsibilities among our accounting personnel and increased their formal interaction and coordination.

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

    Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. If we do not meet our forecasts and additional capital is unavailable, we may have insufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan. Total revenues were $35.9 million, $44.3 million, and $11.2 million, respectively, for the nine months ended March 3, 2007, the year ended May 31, 2006, and the five months ended May 31, 2005. We incurred operating losses of $3.0 million, $15.7 million and $11.5 million, for the same periods, respectively. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. Our cash, cash equivalents and short-term investments totaled $8.8 million at March 3, 2007. Our cash used in operating activities was $10.1 million during the nine months ended March 3, 2007. We currently anticipate that our future cash from operations, available cash and cash equivalents, our available credit facilities at March 3, 2007, and the proceeds from the 6.25% Notes Offering should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will remain at or be reduced below its current level or that we will have sufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan. We cannot assure you that additional financing if needed will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be negatively impacted.

    Our operating results are subject to variability and uncertainty, which could negatively impact our stock price. We have experienced and expect to continue to experience significant fluctuations in our results. Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period. Our sales have often reflected orders shipped in the same period that they were received. Customers may cancel or reschedule shipments, and production difficulties could delay shipments. For the nine months ended
March 3, 2007, year ended May 31, 2006, five months ended May 31, 2005, and years ended December 31, 2004 and 2003, five of our customers accounted for 45%, 51%, 58%, 63%, and 54%, respectively, of our net sales. If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations. Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors. Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

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

    If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected. Our major competitors in the prober market are Tokyo Electron Limited ("TEL") and Tokyo Seimitsu ("TSK"), both of which are based in Japan. In the prober market, these competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our operating results. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

    We have incurred substantial indebtedness as a result of the sale of convertible Notes. As of March 3, 2007 the Company had $8.5 million of 5.25% Notes which become due on June 15, 2007. In March 2007, the Company completed a $25.75 million private placement of the 6.25% Notes (See Subsequent Event Note). The Company is committed to use part of the note proceeds from the 6.25% Notes Offering to repay in June the $8.5 million of 5.25% Notes which mature. These 6.25% Notes obligations are due in 2027; however, the holders have the right in March 2011 and in each successive four year anniversary period thereafter to demand repayment in full. Additionally, one of the covenants of our debenture agreement with respect to the 6.25% Notes can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended ("1934 Act"), and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable. As a result of our restructuring efforts, the Company has fewer employees to perform the day-to-day controls, processes and activities which increases the risk that we will be unable to make timely filings in accordance with the 1934 Act. These 6.25% Notes could materially and adversely affect our ability to obtain additional debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. We expect holders of the 6.25% Notes to require us to purchase our outstanding 6.25% Notes in March, 2011, the earliest date allowed by the terms of the 6.25% Notes. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

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

    If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted. We have experienced fluctuations in our international sales and operations. International sales accounted for 56%, 58%, 73%, 63%, and 65% of our net sales for the nine months ended March 3, 2007, year ended May 31, 2006, five months ended May 31, 2005, and years ended December 31, 2004 and 2003, respectively. We expect international sales to continue to represent a significant percentage of net sales. We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The completion by the Company of the private placement of the 6.25% Notes on March 26, 2007 has been previously reported in a Current Report on Form 8-K, filed with the SEC on March 27, 2007.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (1) Not applicable

ITEM 5.    OTHER INFORMATION.

Ratio of Earnings to Fixed Charges

    The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the nine months ended March 3, 2007, the fiscal year ended May 31, 2006, the five months ended May 31, 2005 and the years ended December 31, 2004 and 2003.

  Nine months ended              Five months ended
    March 3, 2007      2006         May 31, 2005      2004      2003
------------------------------------------------------------------------
         (1)           (1)              (1)           (1)       (1)

    The ratio of earnings to fixed charges represents the number of times "fixed charges" are covered by "earnings." "Fixed charges" consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. "Earnings" consist of income from continuing operations before income taxes plus fixed charges.

    (1) We would have had to generate additional earnings for the nine months ended March 3, 2007, the fiscal year ended May 31, 2006, the five months ended May 31, 2005 and the years ended December 31, 2004, and 2003 of $12.2 million, $34.7 million, $12.4 million, $6.3 million, and $60.1 million, respectively to achieve a ratio of 1:1.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 10-Q
a. Exhibits.

      3.1   Certificate of Incorporation of Electroglas, Inc., as amended.(1)

      3.2   By-laws of Electroglas, Inc., as amended.(1)

      3.3   Certificate of Designation for Electroglas, Inc.(2)

     4.1 Indenture, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc., and The Bank of New York, as trustee.(3)

     4.2    Form of 6.25%  Convertible  Senior  Subordinated  Secured  Notes due
            2027.(3)

     10.1 Amendment No. 5 to Loan and Security Agreement dated as of January 22, 2007, by and between Electroglas, Inc. and Comerica Bank. (4)

     10.2 Securities Purchase Agreement, dated as of March 21, 2007, by and among Electroglas, Inc., Piper Jaffray & Co. and the buyers of the 6.25% Notes.(5)

     10.3 Registration Rights Agreement, dated as of March 21, 2007, by and between Electroglas, Inc. and the buyers of the 6.25% Notes.(5)

     10.4 Security Agreement, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc. and The Bank of New York, as collateral agent.(5)

     10.5 Intercreditor Agreement, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc., Comerica Bank, and The Bank of New York.(5)

     10.6 Amendment No. 6 to Loan and Security Agreement dated as of March 26, 2007, by and between Electroglas, Inc. and Comerica Bank.

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

     32.1 Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2   Certification  of  Thomas  E.  Brunton,   Chief  Financial  Officer,
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.
(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(3) Exhibits 4.1 and 4.2 are incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007.
(4) Exhibit 10.1 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2007.
(5) Exhibits 10.2, 10.3, 10.4 and 10.5 are incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ELECTROGLAS, INC.


DATE: April 6, 2007                  BY: /s/ Thomas E. Brunton
                                         ---------------------------------------
                                     Thomas E. Brunton
                                     Chief Financial Officer,
                                     Principal Financial and Accounting Officer