Form 10-K
period 2007-05-31
ELECTROGLAS INC
filed 2007-08-10
CIK 902281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2007
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.  Yes [    ]     No [ X ]

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.  Yes [    ]     No [ X ]

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __     No X

As of December 1, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $73,000,000 million based on the closing sale price as reported on the Nasdaq Global Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

As of July 2, 2007, the Registrant had 26,466,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders, to be held on October 17, 2007, are incorporated by reference into Part III of this Form 10-K.

Electroglas, Inc.

Form 10K
For the Year Ended May 31, 2007

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

•	Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;
•	Our intention to control discretionary expenses and continue investing in our new product programs during the current business cycle;
•	Our intention not to repatriate earnings from foreign subsidiaries and the effect of any repatriation of foreign earnings on income taxes;
•	Our cash contractual obligations as of May 31, 2007;
•
Our anticipation that our future cash from operations, available cash and cash equivalents, and proceeds from our line of credit  at May 31, 2007 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through fiscal 2008;

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

•	Our belief that the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations;
•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements;
•	Our statements relating to outstanding restructuring charges and the timing of payment of such charges;
•	The anticipated performance of our EG6000 products;
•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;
•	Our intention to emphasize outsourcing in functional areas where it is cost effective and increases the Company’s competitive position;
•	Our belief that in order to become profitable, our market share for our products must improve; and
•	Our intention to continue to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls.

The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements.

 These risks and uncertainties include but are not limited to:

•	An unanticipated lack of resources to continue to make investments in technological advances necessary to maintain competitive advantages;
•    Unanticipated product performance failures and the lack of market acceptance of our EG6000 products;
•    Unanticipated problems encountered in our manufacturing outsourcing and other outsourcing efforts;
•	An unanticipated lack of resources sufficient to invest in selective new wafer prober development programs;
•    Continued cyclicality in the semiconductor industry;
•    The ability to secure additional funding, if needed;
•    The ability to achieve broad market acceptance of existing and future products; and
•    The loss of one or more of our customers.

For a detailed description of these and other risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading “Risk Factors” in this Annual Report on Form 10-K.  All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in our other reports filed from time to time with the Securities and Exchange Commission.

 Part I

Item 1.  Business

Overview

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. We were incorporated in Delaware in April 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock in July 1993, we assumed the assets and liabilities of the Electroglas division in an asset transfer. We have been in the semiconductor equipment business for more than 40 years and our installed base is one of the largest in the industry, with over 15,000 wafer probers sold.

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

Starting in 2003, we changed our corporate strategy and refocused the Company back to its core competency of wafer probing and extending  wafer probing technologies throughout the back-end of the semiconductor manufacturing process. In 2003 we sold our Design for Manufacturing (“DFM”) and Fab Solutions software product lines and our Optical Inspection product line. This new focus allows us to spend more time developing and delivering innovative products to help our customers overcome their most critical semiconductor test challenges. In 2004, we introduced a new extended performance 200mm wafer prober, the 4090µ+, and in January 2005 a new 300mm prober, the EG6000, that represents a major advancement in prober design and automation and is focused on providing better performance than our competitor’s products.

Additional information about Electroglas is available on our web site (www.electroglas.com). Electroglas makes available free of charge on our website Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information by calling the SEC at 1-800-SEC-0330. Our filings also are available at the SEC’s website at http://www.sec.gov .

Industry Background

Semiconductor devices are fabricated by repeating a series of complex process steps on a substrate, or wafer, which is usually made of silicon. Wafers are typically sent through a series of 100 to 400 process steps. A finished wafer consists of many integrated circuits, each referred to as a “device” or “die” or “chip”, the number of which depends on the area of the circuits and the size of the wafer. These wafers measure from 75mm to 300mm, or 3 to 12 inches, in diameter. Manufacturers have increasingly utilized larger diameter wafers to achieve more cost-effective production. The move to 300mm (12-inch) wafers, a significant trend for equipment manufacturers, began in 2000. The manufacture of semiconductor devices is very capital intensive. A typical state of the art facility, usually called a “wafer fab”, can cost more than $2.0 billion. The purchase of semiconductor manufacturing equipment and spare parts, the integration of such equipment into production lines, and the training of employees on a particular supplier’s equipment requires significant expenditures by semiconductor manufacturers.

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

 Wafer probers are also used during in-line parametric testing. In-line testing requires special equipment features such as clean room compatibility and low-noise electrical measurement capability, as tests are carried out during the fabrication process. This testing is done to verify the quality of the manufacturing process while wafers are in an unfinished state where corrective action can occur. A small number of probers are also used for research and development, and quality and process control applications. We estimate based upon our experience that wafer sort applications represent as much as 85%-90% of the market for automatic wafer probers. The remainder is divided between in-line and laboratory applications.

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

Our Strategy

We are a major supplier of wafer probers due to a combination of strengths, including a large installed base, advanced technical capabilities, close relationships with the leading manufacturers of integrated circuits, a broad line of high quality products, and a well-established, highly qualified distribution organization. Building on these capabilities, our strategy is comprised of the following key elements:

•
Focus on supplying high-speed tools for high-volume semiconductor testing that meet our customers’ requirements for accuracy, reliability, and production-worthiness. We have refocused our efforts on our core technology, wafer probing. We have invested in research and development to add features and functionality to our 200mm wafer prober products, as well as to improve and expand our advanced 300mm wafer probing platform. In addition, we have developed advanced test floor management software and applications to allow our wafer prober customers to more effectively manage their test floor operations. We expect to continue to invest in research and development of our wafer prober products and software to anticipate and address technological advances in semiconductor processing.

•
Maintain customer relationships based on trust and dependability and good service. We have long-standing relationships with our customers and we seek to strengthen our existing customer relationships by providing high levels of service and support. Our development of products and product enhancements is market-driven. Marketing, engineering, sales and management personnel collaborate with customer counterparts to determine customers’ needs and specifications, partnering with them to develop solid solutions for wafer probing and test floor management to drive greater efficiencies in their wafer testing processes.

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

•
Emphasize outsourcing in functional areas where we believe it is cost effective and increases the Company’s competitive position. We are in discussions with a contract manufacturer to outsource our Singapore manufacturing to China.  We also are in discussions with a number of distributors in Asia to sell our products.  We cannot assure you that these discussions will result in our successful transition to a manufacturing-outsourcing model or that we will achieve the expected cost efficiencies and increase in competitiveness.

Products

Wafer Probers

Horizon 4000 Series:  The 4090µ+ (4090 Micro Plus) was introduced in Q4 2004 and is our new extended performance wafer prober system for 200mm wafers. The 4090µ+ addresses the demands of testing fine pitch devices, semiconductors with copper interconnects and low k dielectric processes, and other advanced applications. Employing MicroTouch™, a feature that decreases the impact force as the probe pins contact the bond pads, the 4090µ+ reduces touchdown damage that can occur when testing fragile copper and low k devices or when pads are located over active circuit geometry. The 4090µ+ increases test cell availability and throughput while simultaneously reducing test cost by making improvements in how probe-to-pad alignment is maintained in varying temperature environments. In addition, the 4090µ+ has simplified and fully automated operations for high volume manufacturing applications, such as those that exist in integrated device manufacturer (IDM) and contract test facilities.  Customers who want to use the latest high productivity 200mm probing solution from Electroglas can also cost-effectively upgrade existing Electroglas 4080, 4090 and 4090µ prober systems with 4090µ+ technology.

The EG6000:  Developed in 2004 and introduced in January 2005, the new EG6000 300mm probing system from Electroglas is the only 300mm prober that employs precision direct-drive technology to enable it to achieve the highest positioning accuracy currently available. Designed for advanced applications such as copper and low k dielectrics, the system employs a proprietary stage and control technology enabling highly accurate positioning of the test devices while moving devices into contact with the probes for test. MicroTouch adds the ability to control the impact forces while probing on delicate devices. In addition, patent pending active vibration cancellation technology reduces internally and externally generated vibrations while maintaining the integrity of the connection between devices under test and the probe pins, which can improve test yield.  It also allows the prober to have higher throughput in typical test applications with raised test floors that are subject to vibration. The EG6000 features the new Advanced Vision System for better accuracy, robustness and speed in aligning devices to the probe card for test. It also features a sophisticated system for automatically measuring and compensating for thermal changes in the system components while testing at hot or cold temperatures. The EG6000 features a broader range of application capabilities as well as many refinements and improvements in accuracy, throughput, automation, portability, and reliability. This allows the EG6000 to address customer’s needs for high volume production wafer test which is the majority of the 300mm prober market.  During 2007, the Company has successfully completed a number of customer evaluations against its competition, particularly in the SOC area.

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

Test Floor Management Software Products

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

Engineering, Research and Development

The market for semiconductor manufacturing equipment is characterized by continuous technological development and a high rate of product innovation. We believe that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position. For example, we devote a significant portion of our personnel and financial resources to engineering, research and development programs to continue development of our EG6000 300mm platform. We use our close relationships with our key customers to make product improvements that respond to our customers’ needs.

Engineering, research and development expenses were $11.1 million $11.5 million, $5.5 million, and $16.2 million for the fiscal years ended May 31, 2007 and 2006, the five month period ending May 31, 2005, and the fiscal year ended December 31, 2004, respectively, or 25%, 26%, 49%, and 26%, of net sales.

Marketing, Sales and Service

We sell our products directly to end-users through a direct sales force and distributors. We generally sell products to customers on net 30 to 60 day terms from shipment or acceptance. Other, primarily Asian customers are required to deliver a letter of credit typically payable upon product delivery. We generally warrant our products for a period of 13 months from the date of shipment for material and labor repair. Installation and certain training are customarily included in the price of the product. Customers may enter into repair and maintenance service contracts covering our products. Our field engineers provide customers (with products not under warranty or service contracts) with call out repair and maintenance services. We also train our customers’ employees to perform routine service for a fee.

We maintain sales and service personnel throughout the United States and Europe in strategic locations to meet our customers’ needs. In Asia we maintain sales and service offices in the People’s Republic of China, Singapore and Taiwan.

Customers

We sell our products to leading semiconductor manufacturers and contract test companies throughout the world. Customers that accounted for more than 10% of our net sales were NXP Semiconductors for the fiscal year ended May 31, 2007, ST Microelectronics for the fiscal year ended May 31, 2006 and the five month period ended May 31, 2005, and Atmel and ST Microelectronics for the fiscal year ended December 31, 2004. International sales represented 56%, 58%, 73%, and 63%, of our net sales for the fiscal years ended May 31, 2007 and 2006, the five month period ended May 31, 2005, and the fiscal year ended December 31, 2004, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

Manufacturing and Suppliers

Our assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished probers and spares and upgrades configured to customer specifications. We schedule production based on firm customer commitments and anticipated orders during the planning cycle. In December 2002, we completed our move of equipment manufacturing from San Jose, California to Singapore to reduce production costs. The Company is negotiating a five year Manufacturing Services Agreement (“Agreement”) with a contract manufacturer to outsource its Singapore manufacturing to China.  We believe through outsourcing our manufacturing we can achieve cost efficiencies and volume flexibility.  However, we cannot assure we will be successful in transitioning to a manufacturing-outsourcing model or that we will achieve the expected cost efficiencies and volume flexibility. It is anticipated that this project will be implemented in two phases. The first phase of approximately six months will transfer the Company’s 8 inch probers, the 4090 product lines, and the second phase, also of approximately six months of duration, will transfer the Company’s 12 inch probers, the EG6000 product lines. We expect this agreement will require the Company to submit rolling unit forecasts, allow the Company to reschedule and modify the forecasts within certain period guidelines, and in certain circumstances allow the Company to share the benefits of cost reduction projects.  In addition to rapid product innovation, the wafer prober market is subject to significant price competition and product cost reductions are required. Certain of our components and subassemblies included in our products are obtained from a single source. We believe that alternative sources exist or can be developed, if required. Quality control is maintained throughout the assembly and test process, with documented instructions and test procedures and final inspection for all manufactured equipment prior to shipment. We train many of our employees in basic quality skills and regularly participate in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. We are ISO 9001/2000 and ISO 14001/1996 Certified.

Backlog

Our backlog was $7.6 million and $9.1 million as of May 31, 2007 and 2006, respectively. Our backlog consists of product orders for which a customer purchase order has been received and which is scheduled for shipment or is to be earned within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement and product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for the succeeding period. Backlog also includes deferred revenue comprised of products shipped (but not recognizable as revenue per our revenue recognition policy), maintenance revenue that is being amortized over twenty-four months or less, and services earned or to be performed within the next year.

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

Employees

As of May 31, 2007, we employed 219 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and there are no employees represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations.  If we do not meet our forecasts and additional capital is unavailable, we may have insufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan. Total revenues were $44.6 million, $44.3 million, $11.2 million, and $63.0 million, respectively, for the years ended May 31, 2007 and 2006, the five months ended May 31, 2005 and the year ended December 31, 2004. We incurred operating losses of $17.9 million, $15.7 million, $11.5 million, and $15.8 million for the years ended May 31, 2007 and 2006, the five months ended May 31, 2005, and the year ended December 31, 2004, respectively. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. Our cash, cash equivalents and short-term investments totaled $30.8 million at May 31, 2007.  Our cash used in operating activities was $11.3 million during the year ended May 31, 2007.We currently anticipate that our future cash from operations, available cash and cash equivalents, and our available credit facilities at May 31, 2007 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will remain at or be reduced below its current level or that we will have sufficient capital available to us to support our business activities andcontinue to operate our business pursuant to our current business plan. We cannot assure you that additional financingif neededwill be available on terms favorable to us, or at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be negatively impacted.

Our operating results are subject to variability and uncertainty, which could negatively impact our stock price.  We have experienced and expect to continue to experience significant fluctuations in our results.  Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period.  Our sales have often reflected orders shipped in the same period that they were received.  Customers may cancel or reschedule shipments, and production difficulties could delay shipments.  For the years ended May 31, 2007 and 2006, and December 31, 2004, five of our customers accounted for 42%, 51%, and 63%, respectively, of our net sales.  If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations.  Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors.  Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected.  We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products. As a result, we expect to continue investing in selective new wafer prober development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. For example, our 300mm wafer probers have not yet achieved broad market acceptance due to the lateness of the introduction of a production prober, which has resulted in a significant loss in overall market share.  Additionally, the customer evaluation process for our new 300mm prober products can be lengthy and can consume significant Company resources.  Our future sales will be impacted by our ability to successfully complete these new product evaluations.

If we do not successfully compete in the markets in which we do business, our business and results of operations will be negatively affected.  Our major competitors in the prober market are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”), both of which are based in Japan. In the prober market, these competitors have greater financial, engineering and manufacturing resources than we do as well as larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could adversely affect our operating results. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing, and customer service. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages

We have incurred substantial indebtedness as a result of the sale of convertible Notes.  As of May 31, 2007 the Company had $8.5 million of 5.25% Notes which become due on June 15, 2007. In March 2007, the Company completed a $25.75 million private placement of 6.25% Notes (“6.25% Notes”). The Company used part of  the 6.25% Notes proceeds to repay in June the $8.5 million of 5.25% Notes which matured. These 6.25% Notes obligations are due in 2027; however, the holders have the right in March 2011 and on various other dates prior to maturity to demand repayment in full. Additionally, one of the covenants of our debenture agreement with respect to the 6.25% Notes can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended (“1934 Act”), and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable. As a result of our restructuring efforts, the Company has fewer employees to perform the day-to-day controls, processes and activities which increases the risk that we will be unable to make timely filings in accordance with the 1934 Act.These 6.25% Notes could materially and adversely affect our ability to obtain additional debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. We expect holders of the 6.25% Notes to convert their notes or require us to purchase our outstanding 6.25% Notes in March, 2011, the earliest date allowed by the terms of the 6.25% Notes. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

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

Our dependence on contract manufacturers and sole source suppliers and our transition to a completely outsourced manufacturing model may prevent us from delivering our products on time, may damage our customer relations, and may harm our business.  The Company is negotiating a five year Manufacturing Services Agreement (“Agreement”) with a contract manufacturer to outsource its Singapore manufacturing to China. .  We believe through outsourcing our manufacturing we can achieve cost efficiencies and volume flexibility.  However, we cannot assure we will be successful in transitioning to a manufacturing-outsourcing model or that we will achieve the expected cost efficiencies and volume flexibility.  It is anticipated that this project will be implemented in two phases. The first phase of approximately six months will transfer the Company’s 8 inch probers, the 4090 product lines, and the second phase, also of approximately six months of duration, will transfer the Company’s 12 inch probers, the EG6000 product lines. We expect this agreement will require the Company to submit rolling unit forecasts, allow the Company to reschedule and modify the forecasts within certain period guidelines, and in certain circumstances allow the Company to share the benefits of cost reduction projects. Reliance on a third-party manufacturer exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Moreover, because our products are complex to manufacture, transitioning manufacturing activities from one location to another is complicated. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. Should our contract manufacturer be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship orders and to realize the related revenues when anticipated could be materially impacted.

We also use numerous suppliers to supply components and subassemblies for the manufacture and support of our products and systems. While we make reasonable efforts to ensure that such components and subassemblies are available from multiple suppliers, this is not always possible.  Although we seek to reduce our dependence on these limited source suppliers, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on our results of operations and damage customer relationships. Moreover, a prolonged inability to obtain certain components, or a significant increase in the price of one or more of these components, could have a material adverse effect on our business, financial condition and results of operations.

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.  We have experienced fluctuations in our international sales and operations.  International sales accounted for 56%, 58%, 73%, and 63% of our net sales for the years ended May 31, 2007 and 2006, five months ended May 31, 2005, and year ended December 31, 2004, respectively.  We expect international sales to continue to represent a significant percentage of net sales.  We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

Our outsource providers and distributors may fail to perform as we expect.  Outsource providers have played and will play key roles in our manufacturing operations and in many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization.  Also, we rely on distributors in certain geographies to sell our products.  Although we aim at selecting reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business.  In addition, the expansive role of outsource providers has required and will continue to require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of the outsource providers.  Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and/or have a negative effect on our operating results.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In February 2005, we entered into an agreement with 5729 Fontanoso Way, LLC to lease 78,000 square feet for our corporate headquarters. This facility includes most of the Company’s engineering, marketing, and general and administrative functions. The term of this lease is five years with an option to renew for an additional five years. In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore. This lease was renewed in December 2004 for two additional years and during the third quarter, 2007, we renewed this lease for two more years at prevailing market of $0.5 million annually.  Our Singapore factory operates one shift and uses overtime as required to meet customer commitments, especially at quarter end.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter ended May 31, 2007.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices for Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “EGLS”. The following table sets forth for the periods indicated the closing high and low sales prices per share.

Quarter	Year ended May 31, 2007		Year ended May 31, 2006
	High	Low	High	Low
1st	$3.81	$2.29	$4.49	$2.79
2nd	$3.22	$2.39	$4.25	$2.88
3rd	$2.99	$2.29	$4.83	$2.88
4th	$2.55	$1.92	$5.92	$3.30

On July 20, 2007, the closing price of our common stock was $2.49. We have never declared or paid cash dividends and we do not anticipate paying cash dividends in the foreseeable future. Also, the terms of the Company’s 6.25% Notes restrict the Company from paying dividends. We currently intend to retain any future earnings to fund the development and growth of our business. As of July 16, 2007, we had approximately 4,119 stockholders of record.

The following graph compares the cumulative 53-month total return of holders of Electroglas, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2002 to May 31, 2007.

	12/02	12/03	12/04	5/05	5/06	5/07

Electroglas, Inc.	100.00	237.01	305.84	226.62	225.97	140.91
NASDAQ Composite	100.00	148.91	164.04	155.16	167.17	202.25
RDG Semiconductor Composite	100.00	193.67	154.67	161.22	160.09	175.55

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

	Years ended May 31,		Five months ended	Years ended December 31,
In thousands, except per share data	2007	2006	May 31, 2005	2004	2003	2002

Net sales	$44,624	$44,317	$11,223	$63,004	$44,967	$57,135
Gross profit (loss) (1)	9,483	12,303	1,109	22,810	220	(3,223)
Engineering, research and development	11,073	11,510	5,524	16,194	21,785	31,552
Sales, general and administrative (2)	16,593	16,153	7,038	17,182	33,559	39,180
Restructuring charges	129	239	-	979	3,909	4,613
Impairment charges	-	89	86	4,251	6,254	2,407
Indemnification release	(459)	-	-	-	-	-
Gains on sales of product lines	-	-	-	-	(7,872)	-
Operating (loss)	(17,853)	(15,688)	(11,539)	(15,796)	(57,415)	(80,975)
Interest income (expense), net	(487)	(982)	(499)	(2,077)	(2,822)	907
Gain on revaluation of warrants	-	-	-	-	-	2,264
Gain on sale of long term investment	-	-	-	3,545	-	-
Gain on settlement of long term liability	-	-	-	8,273	-	-
Debt conversion expense	-	(17,603)	-	-	-	-
Loss on mark to market of financial instrument
related to convertible debt	(154)	-	-	-	-	-
Other income (expense), net	(280)	(385)	(350)	(260)	112	32
Net (loss) before income taxes	(18,774)	(34,658)	(12,388)	(6,315)	(60,125)	(77,772)
Provision (benefit) for income taxes	9	(628)	5	57	(1,153)	(4,141)
Net (loss)	(18,783)	(34,030)	(12,393)	(6,372)	(58,972)	(73,631)

Basic and diluted net (loss) per share	$(0.71)	$(1.53)	$(0.57)	$(0.30)	$(2.76)	$(3.49)
Shares used in basic and diluted calculations	26,285	22,178	21,762	21,534	21,343	21,068

Working capital	$33,559	$32,524	$54,433	$69,865	$43,463	$76,985
Total assets	$65,834	$62,672	$83,990	$95,619	$110,155	$172,772
Convertible notes	$31,337	$8,330	$32,413	$34,123	$33,630	$33,169
Total stockholders' equity	$15,503	$33,182	$32,432	$44,662	$50,265	$108,045

(1)
Gross profit for 2007 includes a $2.8 million inventory provision due to a reduced forecast for the strip handler product line, net of $0.6 million of that reserved inventory which was subsequently sold. The Company also recorded a $0.7 million provision for excess inventory related to its 2001 product line and $0.4 million for other inventory provisions

Gross profit for 2003 includes $3.2 million for inventory provisions, $3.7 million in write-offs of unreserved inventories, and $2.7 million in warranty charges. Gross profit for 2002 includes a $2.2 million for inventory provisions and $5.9 million in write offs of unreserved inventories.
(2)	Sales, general and administrative expenses for 2002 include a $2.8 million charge for lease impairment.

 Quarterly Consolidated Financial Data (Unaudited)

Effective July 2005, Electroglas changed its fiscal year-end from December 31 to May 31 retroactive to May 31, 2005.  The Company’s fiscal quarters are every 13 weeks and end on a Saturday. In the fiscal years ended December 31, our quarters ended on the Saturday nearest the end of the calendar quarter.

	Quarters ended
2007, in thousands, expect per share data	May 31 2007	March 3, 2007	December 2, 2006	September 2, 2006
Net Sales	$8,701	$9,809	$12,581	$13,533
Gross profit (1)	$529	$3,080	$3,891	$1,983
Net loss	$(6,609)	$(3,123)	$(3,226)	$(5,825)
Basic and diluted net loss per share	$(0.25)	$(0.12)	$(0.12)	$(0.22)

	Quarters ended
2006, in thousands, expect per share data	May 31, 2006	March 4, 2006	December 3, 2005	September 3, 2005
Net Sales	$13,449	$11,305	$9,879	$9,685
Gross profit	$4,998	$3,368	$1,809	$2,129
Net loss (2)	$(20,599)	$(4,224)	$(5,300)	$(3,907)
Basic and diluted net loss per share	$(0.89)	$(0.19)	$(0.24)	$(0.18)

(1)
Gross profit for 2007 includes: in the first quarter – a $3.4 million inventory provision due to a reduced forecast for the strip handler product line; in the second quarter - $0.6 million of a reversal of inventory reserve from the sale of strip handler products. During Q4 2007, the Company recorded a $0.7 million provision for excess inventory related to its 2001 product line and $0.4 million for other inventory provisions.

(2)
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

Starting in 2003, we changed our corporate strategy and refocused the Company back to its core competency of wafer probers and extending its wafer probing technologies throughout the back-end of the semiconductor manufacturing process. In December 2004, we introduced a new extended performance 200mm wafer prober, the 4090µ+. In January 2005, we introduced a new 300mm prober, the EG6000, that represents a major advancement in prober design and automation and is focused on providing better performance than currently available from competitors’ products.

Our customers include both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. In addition, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in overall market share. Our initial 300mm product, the 5|300, served the small market for 300mm parametric and process development applications but did not adequately meet customers’ requirements for high volume production test which is the large majority of the 300mm prober market. The new 300mm prober, the EG6000, was developed to serve this much larger production test market. To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles.

Due to the cyclicality of the semiconductor equipment industry and the resulting market pressures, we are focusing our efforts in the following areas:

•	Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flows;
•	Developing successful products and services to meet market windows in our target markets;
•	Successfully completing the outsourcing of our manufacturing;
•	Successfully completing new customer evaluations of our 300mm products; and
•	Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases in our cost structure.

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

Use of Estimates: The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, allowance for doubtful accounts, guarantee obligations, tax allowances and reserves, stock based compensation, valuation of long-lived assets, and accruals for such items as restructuring reserves.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities.  Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the audit committee.

Revenue recognition: Revenue is recognized on the sale of the Company’s equipment when a customer purchase order or contract has been received, when the products or services have been delivered, when the total purchase price can be assured without making significant concessions, and when the Company’s ability to collect from its customer has been assured.  In recognizing revenue the Company makes certain assumptions and estimates, namely: (i) the Company considers a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) the Company considers systems delivered separately from options to have value to our customers on a stand alone basis if the options have a unique price assigned and are not significant to the total amount of the order and the options are not fundamental to the functionality of the system; (iii) the Company considers systems delivered separately from installation and training to have value to its  customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing the systems without the support of our installers, installation and training are routine and inconsequential to the total value of the transaction, and these services are routinely sold on a stand-alone basis; and (iv) for most customers the Company assumes that, based on past history, it will continue to collect its receivables from them without payment or product concessions, despite the fact that they have larger financial size relative to the Company and despite its dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables, such as training, installation and services, the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) vendor specific objective evidence (VSOE) of fair value exists, which is based on the average price charged when each element is sold separately, and (iii) if the arrangement includes a general right of return relative to a delivered item, or if performance of the undelivered item is considered probable and substantially in the control of the Company.  If the Company cannot objectively determine the fair value of any undelivered element include in a multiple element arrangement, the Company defers revenue until all elements are delivered and service have been performed, or until fair value can be objectively determined for any remaining undelivered elements.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

When establishing the manufacturing facility in Singapore, the Company received a five-year exemption from income taxes beginning March 1, 2003 under the condition that certain capital investment and expenditure milestones are reached by March 1, 2008.  As a result of the Company’s strategic initiatives, which include outsourcing of the manufacturing function, the Company may be exposed to a liability for the taxes that otherwise would have been due during the first four years of the tax exemption period totaling approximately $2.7 million.  As a result, during 2007, the Company initiated negotiations with the Singapore government to end the tax exemption period retroactively to February 28, 2007, and eliminate the remaining investment milestones, in exchange for a four-year tax exemption. If the Singapore government does not agree to shorten the exemption period and waive the remaining investment milestones, the Company could be required to meet the remaining investment milestones or pay the estimated $2.7 million retroactive tax liability.  This amount has not been accrued in the financial statements as the Company has the wherewithal to meet the investment milestones and management would invest in additional capital equipment in lieu of paying this tax should the Singapore government decide not to revise the tax exemption agreement.

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

Stock based compensation expense:  We estimate the value of employee stock options on the date of grant using the Black-Sholes model and amortize these costs on a straight-line basis over the requisite service periods of the awards.  Under SFAS 123(R), the determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. (See Note 15 - Stockholders' Equity)

Expected volatility – historical volatility of the Company’s stock price.
Expected term – historical data on employee exercises and post-vesting employment termination behavior.
Risk free interest rate – an implied yield currently based on United States Treasury rates.
Estimated forfeitures – historical option forfeitures over a given period.

Results of Operations

	Years ended			Five months ended
	May 31,	May 31,	December 31,	May 31,	May 29,
Percentage of net sales	2007	2006	2004	2005	2004
					(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.7	72.2	63.8	90.1	64.0
Gross profit	21.3	27.8	36.2	9.9	36.0
Operating expenses:
Engineering, research and development	24.8	26.0	25.7	49.2	26.1
Sales, general and administrative	37.2	36.5	27.3	62.7	28.6
Restructuring charges	0.3	0.5	1.6	-	-
Impairment charges	-	0.2	6.7	0.8	-
Indemnification release	(1.0)	-	-	-	-
Total operating expenses	61.3	63.2	61.3	112.7	54.7
Operating (loss)	(40.0)	(35.4)	(25.1)	(102.8)	(18.7)
Interest income	1.4	2.7	0.5	4.7	0.4
Interest expense	(2.5)	(4.9)	(3.8)	(9.1)	(3.9)
Gain on sale of long term investment	-	-	5.6	-	-
Gain on settlement of long term liability	-	-	13.1	-	-
Debt conversion expense	-	(39.7)	-	-	-
Loss on mark to market of financial snstruments
related to convertible debt	(0.4)	-	-	-	-
Other income (expense), net	(0.6)	(0.9)	(0.3)	(3.1)	(0.7)
Loss before income taxes	(42.1)	(78.2)	(10.0)	(110.3)	(22.9)
Provision (benefit) for income taxes	-	(1.4)	0.1	0.1	(0.2)
Net loss	(42.1)%	(76.8)%	(10.1)%	(110.4)%	(23.1)%

Net Sales

Net sales are comprised of prober systems, software, and aftermarket sales, consisting primarily of services, spare parts, upgrades, refurbished systems and training. Service revenue, included in aftermarket prober products and service was 11% of net sales for the year ended May 31, 2007, 10% of net sales for the year ended May 31, 2006, 12% of net sales for the five months ended May 31, 2005 and less than 10% of net sales during the year ended December 31, 2004 and the five months ended May 31, 2004. Net sales of our products are as follows:

	Years ended			Five months ended
	May 31,	May 31,	December 31,	May 31,	May 29,
In thousands	2007	2006	2004	2005	2004
					(unaudited)
Prober systems and software	$26,084	$27,074	$44,480	$6,988	$16,794
Aftermarket prober products and service	18,540	17,243	18,524	4,235	8,935
	$44,624	$44,317	$63,004	$11,223	$25,729

Net sales were up slightly in 2007 as compared to 2006.  Net sales were down 30% in 2006 from 2004.  This decrease was primarily due to a 46% decrease in the volume of prober system sales due to slow customer qualification and acceptance of the new 300mm prober product, partially offset by a 14% increase in average selling prices. Net sales were down 56% for the five months ended May 31, 2005 versus the prior year.  These decreases were primarily due to 69% lower system sales, largely our 200mm prober product lines, as customers delayed orders in the first five months of 2005 and Electroglas was in a major product transition as customers began evaluation of our new 200mm and 300mm products. This decrease in volume was partially offset by 31% higher average selling prices period over period. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate. Sales to related parties are priced in the same manner as sales to other customers. (see Note 21 – Related Party Transactions)

Net sales amounts and as a percentage of sales were as follows:

	Years ended						Five months ended
In thousands	May 31, 2007		May 31, 2006		December 31, 2004		May 31, 2005		May 29, 2004
									(unaudited)
Europe	$11,355	25%	$9,804	22%	$18,396	29%	$4,522	40%	$8,182	32%
Asia	13,704	31	15,924	36	21,520	34	3,700	33	8,537	33
International	25,059	56	25,728	58	39,916	63	8,222	73	16,719	65
North America	19,565	44	18,589	42	23,088	37	3,001	27	9,010	35
	$44,624	100%	$44,317	100%	$63,004	100%	$11,223	100%	$25,729	100%

We expect international sales to continue to represent a significant percentage of net sales and fluctuate as individual manufacturers and semiconductor test companies address their capacity needs at differing stages of the semiconductor demand cycle. During 2004 through 2007, we experienced weakness in sales across all of our major geographic regions due to industry conditions and slow customer acceptance of our 300mm products.

Gross Profit

	Years ended			Five months ended
	May 31,	May 31,	December 31,	May 31,	May 29,
In thousands	2007	2006	2004	2005	2004
					(unaudited)
Gross Profit	$9,483	$12,303	$22,810	$1,109	$9,264
Gross profit as a % of net sales	21.3%	27.8%	36.2%	9.9%	36.0%

The decline in gross profit in 2007 compared to 2006 was primarily due to by higher inventory provisions of $2.8 million due to a reduced forecast for the strip test handler product line, net of $0.6 million of that reserved inventory which was subsequently sold.  The decline in gross profit in 2006 compared to 2004 was primarily due to a 46% decrease in the volume of prober system sales.  The decrease in gross profit in the five months ended May 31, 2005 compared to the same period in 2004 was primarily due to lower unit sales volumes despite higher average selling prices.  Also included in gross profit for the five month period ended May 2004 was a one-time warranty provision benefit of $0.9 million.

We periodically review the carrying value of our inventories and noncancelable inventory purchase commitments by evaluating material usage and manufacturing requirements to determine inventory obsolescence and excess quantities, and we reduce the carrying value of these inventories when appropriate.

We believe that our gross profit will continue to be affected by a number of factors, including changes in demand for semiconductors, competitive pressures on average selling prices, product mix, and excess manufacturing capacity costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause additional write-downs of inventories and would negatively impact our gross profit margins.

Engineering, Research and Development Expenses (ER&D)

	Years ended			Five months ended
	May 31,	May 31,	December 31,	May 31,	May 29,
In thousands	2007	2006	2004	2005	2004
					(unaudited)
ER&D	$11,073	$11,510	$16,194	$5,524	$6,728
ER&D as a % of net sales	24.8%	26.0%	25.7%	49.2%	26.1%

In 2007 versus 2006, the decrease in ER&D was mainly due to reduced payroll and related personnel charges of $0.6 million as well as lower infrastructure and facility costs of $0.3 million, partially offset by higher development and evaluation costs for the EG6000 product line of $0.6 million.  In 2006 versus 2004, the decrease in ER&D was primarily due to decreased spending on materials combined with a 16% reduction in headcount following the completion of certain new product development programs. As a percentage of net sales, ER&D expense was flat in 2006 versus 2004 due to lower net sales despite lower spending.  In the five months ended May 31, 2005 versus 2004, the decrease in expenses in absolute dollars was primarily due to reduced employee headcount and related costs as a result of restructuring efforts. As a percentage of net sales, ER&D expenses increased for the five month period ended May 2005 versus 2004 as a result of lower net sales despite lower spending.

During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in our new product programs. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in product development and enhancement.

Selling, General and Administrative Expenses (SG&A)

	Years ended			Five months ended
	May 31,	May 31,	December 31,	May 31,	May 29,
In thousands	2007	2006	2004	2005	2004
					(unaudited)
SG&A	$16,593	$16,153	$17,182	$7,038	$7,346
SG&A as a % of net sales	37.2%	36.5%	27.3%	62.7%	28.6%

In 2007 versus 2006, the increase in absolute dollars was primarily due to increased new product evaluation costs of $0.9 million and audit fees of $0.4 million, offset by lower payroll and related personnel charges of $0.6 million and decreased infrastructure and facility costs of $0.2 million.  In 2006 versus 2004 the decrease in absolute dollars was primarily due to reduced SG&A costs for Sarbanes-Oxley consulting and audit fees. As a percentage of sales, SG&A increased in 2006 as a result of lower net sales despite lower spending versus 2004.  In the five months ended May 31, 2005 versus 2004, the decrease in expenses was primarily due to reduced facilities costs as a result of the sale of our San Jose, California campus in January 2005. In addition, the Company recorded a one-time benefit of $0.3 million in 2005, which was 3.0% of sales in the five month period ended May 31, 2005, as a result of the settlement of a royalty obligation. As a percentage of net sales, SG&A expenses increased for the five month period ended May 2005 as a result of lower net sales.

SG&A expenses consist primarily of employee salaries and benefits, travel expenses, advertising and other promotion expenses, facilities expenses, legal expenses and other infrastructure costs.

Restructuring Charges

During 2007 the net restructuring amount was $0.1 million. We recorded a restructuring charge of $0.3 million related to a reduction in workforce. This was offset by a favorable $0.2 million benefit related to the early termination of a facility lease previously restructured in 2004. During 2006, we recorded a $0.2 million restructuring charge related to workforce reductions. During 2004, we recorded a restructuring charge of $1.0 million related to office space reductions and severance packages.

Impairment Charges

We performed impairment tests as of December 31, 2006, 2005 and 2004, which compared currently utilized property and equipment and non-current assets net book values with the expected undiscounted cash flows from these assets. The estimated undiscounted cash flows of the assets were sufficient to recover the net book value of these assets. In 2006, we recorded a $0.1 million impairment charge on fixed assets no longer in use.

In December 2004, we entered into an agreement to sell our San Jose campus to Integrated Device Technology for approximately $29.0 million and we recorded a $4.1 million impairment charge based on sales price, net of closing costs. In addition, we recorded a $0.1 million impairment charge on fixed assets no longer in use.

The semiconductor industry is highly cyclical and the severity of these cycles is difficult to predict. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions, which could affect our net sales and the sufficiency of estimated future cash flows.  If the estimated cash flows are not sufficient to recover the net book value of our assets we would be required to record additional impairment charges.

Indemnification release

In January 2005, the Company sold its San Jose campus facility. The agreement covering this sale included a provision that allowed for a two year period for the buyer to make indemnification claims up to a maximum amount of $3.5 million for breaches of the agreement’s representations and warranties. At that time, the Company recorded a $0.5 million reserve for the net present value of the Company’s guarantee obligations under these indemnification provisions. In January 2007, after the expiration of the two year period specified in the agreement, the Company reversed this reserve as no claims had been made.

Interest Income

	Years ended			Five months ended
	May 31,	May 31,	December 31,	May 31,	May 29,
In thousands	2007	2006	2004	2005	2004
					(unaudited)
Interest income	$604	$1,195	$293	$525	$107

The decrease in interest income in 2007 over 2006 was primarily due to the use of cash for ongoing operations as well as the $7.5 million in cash used as partial consideration in the repurchase of $25.0 million of our 5.25% Notes.  The increase in 2006 over 2004 and for the five month period ended May 31, 2005 over the same period in 2004 primarily resulted from higher average cash and investment balances resulting from the proceeds of sale of our San Jose, California campus in January 2005 combined with higher yields on investments.

Interest Expense

	Years ended			Five months ended
	May 31,	May 31,	December 31,	May 31,	May 29,
In thousands	2007	2006	2004	2005	2004
					(unaudited)
Interest expense	$1,091	$2,177	$2,370	$1,024	$997

Interest expense is comprised primarily of interest on our 5.25% Notes. The decrease in 2007 over 2006 is primarily due to the repurchase of $25.0 million of the Notes in 2006.  The decrease in 2006 over 2005 primarily resulted from the repurchase of $2.0 million of the Notes in 2005. (see Note 10 – Convertible Subordinated Notes (“5.25% Notes”) Conversion Expense and Warrants)

Gain on Sale of Long Term Investment

In the fourth quarter of 2004, we sold our minority equity investment in Cascade Microtech, Inc. in connection with their initial public offering. We received $6.6 million in net proceeds from the sale and we recorded a net gain of $3.5 million.

Gain on Settlement of Long Term Liability

In the third quarter of 2004, we recognized a $8.3 million gain on the settlement of a long term liability to our former parent company (“GSX”) that reduced our amounts payable under a tax benefit sharing agreement from $9.5 million to an aggregate of $1.3 million to be paid over seven quarters starting in the fourth quarter of 2004. As of May 31, 2007 there were no amounts outstanding under this agreement.

Debt Conversion Expense

During May 2006, we exchanged $25.0 million of our 5.25% Notes for 4,268,000 shares of common stock and $7.5 million in cash in privately negotiated transactions with Note holders. At the conversion price of $10.2465 per share, the $25.0 million of Notes exchanged would have been convertible into 2,440,000 shares of common stock.  For accounting purposes, the additional 1,828,000 shares of common stock, valued at $8.6 million, and the $7.5 million cash paid was considered an inducement for the holders to convert their Notes, which combined with unamortized bond costs of $1.1 million and transaction costs of $0.4 million, required us to record a non-operating debt conversion expense of $17.6 million during the year ended May 31, 2006.

Provision (Benefit) for Income Taxes

	Years ended			Five months ended
	May 31,	May 31,	December 31,	May 31,	May 29,
In thousands	2007	2006	2004	2005	2004
					(unaudited)
Provision (benefit) for income taxes	$9	$(628)	$57	$5	$60

The 2007 provision resulted from taxes accrued on the income of various foreign branches and subsidiaries.  The 2006 income tax benefit resulted primarily from a release of tax reserves related to transfer pricing issues. The income tax provision for 2004, the five months ended May 31, 2005 and the five months ended May 29, 2004 resulted from taxes assessed on the income of various foreign branches.  Realization of our deferred tax assets depends on us generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and amount of such realization, management concluded that a valuation allowance of $126.3 million was required at May 31, 2007.

In October of 2004, the American Jobs Protection Act was signed into law.  Certain provisions of this Act allow multinational companies to repatriate cash related foreign earnings at a favorable rate if used to create or maintain jobs in the United States. At May 31, 2007, there are no plans to repatriate earnings from foreign subsidiaries as the only cash maintained in these entities is for working capital purposes.  Any repatriation of foreign earnings would have an immaterial effect on income taxes.

Liquidity and Capital Resources

	Years ended			Five months ended
	May 31,	May 31,	December 31,	May 31,	May 29,
In thousands	2007	2006	2004	2005	2004
					(unaudited)
Cash used in operating activities	$(11,251)	$(20,525)	$(6,609)	$(8,033)	$(6,345)
Cash provided by investing activities	$1,191	$13,377	$8,083	$13,818	$1,983
Cash provided by (used in) financing activities	$23,547	$(7,051)	$371	$(1,724)	$96

Operating activities: Cash used in operating activities was $11.3 million for the period ended May 31, 2007.  The primary uses of cash was to fund operational losses and a growth in accounts payable and accrued liabilities offset by reduced accounts receivable.

Cash used in operating activities was $20.5 million for the period ended May 31, 2006.  The primary uses of cash was to fund operational losses and fund increases in working capital levels, including accounts receivable and inventories, due to increased sales in the last half of 2006.

Cash used in operating activities during the five months ended May 31, 2005 was $8.0 million.  The primary use of cash was to fund operational losses.

Investing activities: Cash provided by investing activities in 2007 was $1.2 million due to the maturity of investments offset by purchases of fixed assets.  Cash provided by investing activities in 2006 was $13.4 million, an increase of $5.3 million over 2004 largely due to liquidation of investments due to our increased use of cash in operations as a result of larger accounts receivables and inventory balances. Cash provided by investing activities was $13.8 million in the five months ended May 31, 2005 compared to cash provided by investing activities of $2.0 million for the same period in 2004.  This increase was principally due to the completion of the sale of the San Jose campus assets in January 2005 for $28.3 million in cash.  This was partially offset by $12.1 million net increase in investments and $2.4 million in capital expenditures primarily for our new San Jose, California headquarters location. Cash provided by investing activities was $8.1 million in 2004 largely due to the sale of our investment in Cascade Microtech, Inc. (see Note 18 – Sale of Investment) for $6.6 million in December 2004.

Financing activities: Cash provided by financing activities in 2007 was $23.5 million, largely from the proceeds received from the issuance of our 6.25% Notes in March 2007.  Cash used in financing activities in 2006 was $7.1 million, largely from $7.5 million paid in the exchange of $25.0 million of our 5.25% Notes in May 2006 for 4,268,000 shares of our common stock and cash in privately negotiated transactions with Note holders. Cash provided by financing activities in 2004 was $0.4 million primarily from proceeds of sales of common stock to employees. In the five months ended May 31, 2005, the Company repurchased $2.0 million of the 5.25% Notes with a $1.8 million net book value for $1.8 million of cash.

Cash contractual obligations are as follows as of May 31, 2007:

		Payments Due by Fiscal Year
In thousands	Total	2008	2009	2010	2011	Therafter
Operating leases	$5,118	$1,975	$1,840	$1,303	$-	$-
Purchase commitments	3,976	3,976	-	-	-	-
Interest payments on convertible subordinated notes	6,660	1,381	1,609	1,609	2,061	-
Principal payment on convertible subordinated notes	34,250	8,500	-	-	25,750	-
Total	$50,004	$15,832	$3,449	$2,912	$27,811	$-

Purchase commitments include $1.7 million of purchase orders that are cancelable. In January 2002, we entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore with annual lease payments of approximately $0.4 million. This lease was renewed at the same rate in December 2004. During the third quarter, 2007, we renewed this lease for two years at prevailing market of $0.5 million annually.  In February 2005, we entered into a five-year operating lease for a 78,000 square foot corporate headquarters building in San Jose, California. Payments are due under this new lease as follows: $1.2 million in fiscal year 2008, $2.5 million in fiscal years 2009-2010 and nil thereafter.

Line of credit: In September 2006 and January 2007, we renewed and amended our revolving line of credit with Comerica Bank. Under these amendments, we may borrow up to $7.5 million based upon eligible accounts receivable balances. This amended line of credit, which has a maturity date of August 31, 2008, is secured by substantially all of our assets and requires that we maintain certain financial covenants. We currently maintain cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent we borrow against this credit line.  There were no borrowings from the credit line as of May 31, 2007 and 2006, respectively.

Liquidity: Our principal source of liquidity as of May 31, 2007 consisted of $30.8 million of cash and cash equivalents.  We used $8.7 million of these funds on June 15, 2007 to repay our maturing 5.25% convertible bonds. During 2007, we continued to emphasize reduction of our utilization of cash, maintaining spending controls and additional headcount reductions. We currently anticipate that our future cash from operations, our available cash and cash equivalents and proceeds from the line of credit at May 31, 2007 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities through fiscal 2008. We may be required under certain circumstances to pay the Singapore government past taxes of up to $2.7 million (see Note 19, Income Taxes). The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses. External financing vehicles have been and are expected to continue to be available to us.

Impact of Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company plans to adopt FIN 48 in June 2007. Management is currently evaluating the impact, if any, of adopting the provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by us in the first quarter of its fiscal year 2009. Management is currently assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB statement No. 115."  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value method is selected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than June 1, 2008.  Management is currently assessing the impact of adopting this Statement.

In November 2006, the FASB ratified EITF Issue No. 06-7, "Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities" (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Adoption of EITF 06-7 had no material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements" (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment.  Adoption of FSP 00-19-2 had no material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At May 31, 2007, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be less than $0.3 million. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolios:

In thousands, except percentages	Within One Year	Fair Value at May 31, 2007
Interest bearing cash accounts and cash equivalents	$28,324	$28,324
Average rate	5.1%	5.1%

Foreign Currency Exchange Rate Risk

We believe that our current foreign exchange exposure in all international operations is not material to our consolidated financial statements because we primarily transact business in United States dollars.  Accordingly, we do not use derivative financial instruments to hedge our current foreign exchange exposure.  We believe the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations.  (see Note 2 – Business and Summary of Significant Accounting Policies)  There have been no significant changes in our market risk from the prior year.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Electroglas, Inc.
San Jose, CA

We have audited the accompanying consolidated balance sheets of Electroglas, Inc. as of May 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended May 31, 2007 and the five month period ended May 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electroglas, Inc. at May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2007 and the five month period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15, effective June 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”.

As discussed in Note 16, effective May 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electroglas, Inc.’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 9, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California

August 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electroglas, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Electroglas, Inc.’s operations and its cash flows for the year ended December 31, 2004, in conformity with United States generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Jose, California
March 3, 2005

ELECTROGLAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended May 31,		Five months ended	Year ended
In thousands, except per share data	2007	2006	May 31, 2005	December 31, 2004
Sales	$43,857	$41,792	$11,072	$58,652
Sales to related parties	767	2,525	151	4,352
Net sales	44,624	44,317	11,223	63,004
Cost of sales	35,141	32,014	10,114	40,194
Gross profit	9,483	12,303	1,109	22,810
Operating expenses:
Engineering, research and development	11,073	11,510	5,524	16,194
Sales, general and administrative	16,593	16,153	7,038	17,182
Restructuring charges	129	239	-	979
Impairment charges	-	89	86	4,251
Indemnification release	(459)	-	-	-
Total operating expenses	27,336	27,991	12,648	38,606
Operating loss	(17,853)	(15,688)	(11,539)	(15,796)
Interest income	604	1,195	525	293
Interest expense	(1,091)	(2,177)	(1,024)	(2,370)
Gain on sale of long term investment	-	-	-	3,545
Gain on settlement of long term liability	-	-	-	8,273
Debt conversion expense		(17,603)	-	-
Loss on mark to market of financial instruments
related to convertible debt	(154)	-	-	-
Other expense, net	(280)	(385)	(350)	(260)
Loss before income taxes	(18,774)	(34,658)	(12,388)	(6,315)
Provision (benefit) for income taxes	9	(628)	5	57
Net loss	$(18,783)	$(34,030)	$(12,393)	$(6,372)

Basic and diluted net loss per share	$(0.71)	$(1.53)	$(0.57)	$(0.30)

Shares used in basic and diluted calculations	26,285	22,178	21,762	21,534

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,
In thousands, except share data	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$30,788	$17,293
Accounts receivable, net of allowances of $392 and $479	9,833	12,223
Accounts receivable from related parties	22	396
Inventories	11,883	19,389
Restricted cash	500	-
Prepaid expenses and other current assets	2,355	1,627
Total current assets	55,381	50,928
Restricted cash	-	500
Long-term investments	-	1,974
Equipment and leasehold improvements, net	4,779	5,089
Goodwill	1,942	1,942
Other assets	3,732	2,239
Total assets	$65,834	$62,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,953	$9,761
Accrued liabilities	5,711	7,016
Deferred revenue - current	1,036	1,627
Accrued losses on inventory purchase commitments	636	-
Convertible subordinated notes - short term	8,486	-
Total current liabilities	21,822	18,404
Convertible subordinated notes - long term	22,851	8,330
Financial instrument related to converitble debt	3,192	-
Non-current liabilities	2,466	2,756
Total liabilities	50,331	29,490
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 26,466,000 and 26,402,000
shares issued; 26,311,000 and 26,247,000 outstanding	265	264
Additional paid-in capital	195,586	194,508
Accumulated deficit	(178,052)	(159,269)
Accumulated other comprehensive loss	-	(25)
Cost of common stock in treasury; 155,000 shares	(2,296)	(2,296)
Total stockholders’ equity	15,503	33,182
Total liabilities and stockholders’ equity	$65,834	$62,672

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE LOSS

					Accumulated
			Additional	Retained	Other			Total
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
In thousands	Shares	Amount	Capital	(Deficit)	Income/(Loss)	Shares	Amount	Equity
Balance at January 1, 2004	21,602	$216	$158,863	$(106,474)	$(44)	(155)	$(2,296)	$50,265
Net loss	-	-	-	(6,372)	-	-	-	(6,372)
Net unrealized gain on investments	-	-	-	-	10	-	-	10
Foreign currency translation adjustments	-	-	-	-	34	-	-	34
Total comprehensive loss								(6,328)
Issuance of common stock under
employee stock plans	273	2	369	-	-	-	-	371
Stock-based compensation expense	-	-	97	-	-	-	-	97
Warrant value reclassified from long term
liability	-	-	257	-	-	-	-	257
Balance at December 31, 2004	21,875	218	159,586	(112,846)	-	(155)	(2,296)	44,662
Net loss	-	-	-	(12,393)	-	-	-	(12,393)
Net unrealized gain on investments	-	-	-	-	14	-	-	14
Total comprehensive loss								(12,379)
Issuance of common stock under
employee stock plans	82	1	115	-	-	-	-	116
Stock-based compensation expense	-	-	33	-	-	-	-	33
Balance at May 31, 2005	21,957	219	159,734	(125,239)	14	(155)	(2,296)	32,432
Net loss	-	-	-	(34,030)	-	-	-	(34,030)
Net unrealized loss on investments	-	-	-	-	(39)	-	-	(39)
Total comprehensive loss								(34,069)
Issuance of common stock under
employee stock plans	177	2	447	-	-	-	-	449
Issuance of common stock through
conversion of notes	4,268	43	33,533	-	-	-	-	33,576
Stock-based compensation expense	-	-	794	-	-	-	-	794
Balance at May 31, 2006	26,402	264	194,508	(159,269)	(25)	(155)	(2,296)	33,182
Net loss	-	-	-	(18,783)	-	-	-	(18,783)
Net unrealized loss on investments	-	-	-	-	25	-	-	25
Total comprehensive loss								(18,758)
Issuance of common stock under
employee stock plans	64	1	143	-	-	-	-	144
Stock-based compensation expense	-	-	935	-	-	-	-	935
Balance at May 31, 2007	26,466	$265	$195,586	$(178,052)	$-	(155)	$(2,296)	$15,503

See the accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended May 31,		Five months ended	Year Ended
In thousands	2007	2006	May 31, 2005	December 31, 2004
Cash flows used in operating activities
Net loss	$(18,783)	$(34,030)	$(12,393)	$(6,372)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,952	2,220	1,277	5,046
Amortization	294	588	264	645
Provision for inventory reserves and amortization
of loaner equipment	6,872	988	1,041	658
Stock based compensation charges	935	794	33	97
Interest expense on convertible notes	1,027	2,095	977	2,325
Loss on mark to market of financial instrument related to
convertible debt	154	-	-	-
Indemnification release	(459)	-	-	-
Impairment charges	-	89	91	4,251
Gain on settlement of long term payable	-	-	-	(8,273)
Gain on sale of long term investment	-	-	-	(3,545)
Loss (gain) on translation of foreign currency	37	(65)	155	(96)
Gain on repurchase of convertible notes	-	-	(7)	-
Debt conversion expense	-	17,604	-	-
(Gain) loss on disposal of fixed assets	14	(15)	1	1
Change in estimate on tax reserves	-	(865)	-	-
Changes in current assets and liabilities:
Accounts receivable	2,761	(6,939)	3,696	2,652
Inventories	422	(4,033)	(3,681)	(1,284)
Prepaid expenses and other current and long-term assets	(49)	1,438	(1,050)	14
Accounts payable	(3,781)	2,565	1,169	(532)
Accrued and other current and long-term liabilities	(2,647)	(2,959)	394	(2,196)
	(11,251)	(20,525)	(8,033)	(6,609)
Cash flows provided by (used in) investing activities
Capital expenditures	(808)	(624)	(2,362)	(571)
Proceeds from disposal of property, plant and equipment	-	16	28,305	-
Proceeds from sale of long-term investment	-	-	-	6,575
Purchases of investments, available-for-sale	-	(10,000)	(20,625)	(5,912)
Maturities of investments, available-for-sale	1,999	23,985	8,500	7,991
	1,191	13,377	13,818	8,083
Cash flows provided by (used in) financing activities
Purchase of convertible notes	-	(7,500)	(1,840)	-
Proceeds from issuance of convertible notes	25,750	-	-	-
Debt issuance cost related to the issuance of convertible notes	(2,347)
Sales of common stock to employees	144	449	116	371
	23,547	(7,051)	(1,724)	371
Effect of exchange rate changes on cash	8	7	(17)	15
Net increase (decrease) in cash and cash equivalents	13,495	(14,192)	4,044	1,860
Cash and cash equivalents at beginning of year	17,293	31,485	27,441	25,581
Cash and cash equivalents at end of year	$30,788	$17,293	$31,485	$27,441

Supplemental cash flow disclosures:
Interest paid on convertible subordinated notes	$(446)	$(2,271)	$(33)	$(1,864)
Cash received (paid) during the period for income taxes	$(31)	$170	$(26)	$(10)
Assets reclassified as held for sale	$-	$-	$-	$28,305
Conversion of subordinated debt	$-	$33,532	$-	$-

See accompanying notes to consolidated financial statements.

ELECTROGLAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Change in Fiscal Year

Effective July 2005, Electroglas, Inc. (the Company) changed its fiscal year-end from December 31 to May 31 retroactive to May 31, 2005. The Company’s fiscal quarters are every 13 weeks and end on a Saturday. The Company is reporting results for the period January 1, 2005 through May 31, 2005 as a separate (“stub”) transition period.

Note 2.  Business and Summary of Significant Accounting Policies

Business: Electroglas Inc. is a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. The Company was incorporated in Delaware in April 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock in July 1993, the Company assumed the assets and liabilities of the Electroglas division in an asset transfer. The Company has been in the semiconductor equipment business for more than 40 years. The Company’s primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, its semiconductor manufacturing customers use its wafer probers and network software to quality test semiconductor wafers.

Principles of consolidation and basis of presentation:  The consolidated financial statements include the accounts of the domestic and foreign business operations of the Company for all periods. Intercompany balances and transactions have been eliminated in consolidation.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for such items as revenue recognition, inventory valuation, warranty reserves, allowances for doubtful accounts, guarantee obligations, tax valuation allowances, stock based compensation, valuation of long-lived assets, and accruals such as restructuring reserves.  These estimates and assumptions affect the amounts reported in the financial statements. Actual results could differ materially from these estimates.

Cash and cash equivalents:  The Company considers all highly liquid investments with minimum yield risks and maturities of 90 days or less from the date of purchase to be cash equivalents.

      Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported net loss or accumulated deficit.

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

Inventories:  Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company may record charges to inventory reserves due to excess, obsolete and slow moving inventories. The Company’s reserve analysis is based on the estimated impact of changes in technology on the Company’s products (including engineering design changes) and the timing of these changes. The Company also considers future sales forecasts, product order history, and backlog to assess its inventory requirements. Inventory on loan to customers is included in finished goods inventory. Loaner inventory is reserved beginning in the ninth month after shipment through the twentieth month to a 10% residual value and is charged to the organization responsible for the inventory, either Engineering or Sales. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional reserves of inventories may be required which will negatively impact gross margins. Inventory reserves are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. As a result of these analyses, the Company recorded inventory provisions and amortization of $6.9 million, $1.0 million, $1.0 million, and $0.7 million in the years ended May 31, 2007 and 2006, the five months ended May 31, 2005 and the year ended December 31, 2004, respectively.  At May 31, 2007, the Company had a liability of $0.6 million for accrued losses on noncancelable inventory purchase commitments as a result of market price declines for the underlying inventory subject to the noncancelable purchase commitment.

The following is a summary of the major categories of inventory as of:

	May 31,
In thousands	2007	2006
Raw materials	$7,807	$9,351
Work-in process	2,327	8,560
Finished goods	1,749	1,478
	$11,883	$19,389

Equipment and leasehold improvements:  Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization using the straight-line method over the estimated useful lives of the assets or the life of the lease, whichever is shorter. The following is a summary by major category as of:

	Estimated	May 31,
In thousands, except estimated useful lives	Useful Lives	2007	2006
Equipment	3-5	$5,999	$4,652
Leasehold improvements	Term of lease	3,657	3,899
Office furniture and equipment	3-10	7,377	7,844
		17,033	16,395
Accumulated depreciation and amortization		(12,254)	(11,306)
		$4,779	$5,089

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

Goodwill and Intangible Assets: The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142). The Company performed its annual impairment test of goodwill as of December 31, 2006, 2005 and 2004 and has concluded that no impairment exists. The Company performs impairment tests on an annual basis and between annual tests if an event occurs or circumstances change that would indicate that a potential impairment in the value of these assets has occurred.

Revenue recognition: Revenue is recognized on the sale of the Company’s equipment when a customer purchase order or fully executed contract has been received, when the products or services have been delivered, when the total purchase price can be assured without making significant concessions, and when the Company’s ability to collect from its customer has been assured.  In recognizing revenue the Company makes certain assumptions and estimates, namely: (i) the Company considers a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) the Company considers systems delivered separately from options to have value to our customers on a stand alone basis if the options have a unique price assigned and are not significant to the total amount of the order and the options are not fundamental to the functionality of the system; (iii) the Company considers systems delivered separately from installation and training to have value to its  customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing the systems without the support of our installers, installation and training are routine and inconsequential to the total value of the transaction, and these services are routinely sold on a stand-alone basis; and (iv) for most customers the Company assumes that, based on past history, it will continue to collect its receivables from them without payment or product concessions, despite the fact that they have larger financial size relative to the Company and despite its dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables, such as training, installation and services, the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) vendor specific objective evidence (VSOE) of fair value exists, which is based on the average price charged when each element is sold separately, and (iii) if the arrangement includes a general right of return relative to a delivered item, or if performance of the undelivered item is considered probable and substantially in the control of the Company.  If the Company cannot objectively determine the fair value of any undelivered element include in a multiple element arrangement, the Company defers revenue until all elements are delivered and service have been performed, or until fair value can objectively  be determined for any remaining undelivered elements.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Deferred revenue consisted of the following as of:

	May 31,
In thousands	2007	2006
Systems products	$96	$874
Prober maintenance revenue	617	475
Prober services recognized upon future delivery	276	237
Software licenses	47	41
Deferred revenue - current	$1,036	$1,627

Prober maintenance revenue - non current	$194	$228

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

Stock based compensation expense:  We estimate the value of employee stock options on the date of grant using the Black-Sholes model and amortize these costs on a straight-line basis over the requisite service periods of the awards.  Under SFAS 123(R), the determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

Expected volatility – historical volatility of the Company’s stock price.
Expected term – historical data on employee exercises and post-vesting employment termination behavior.
Risk free interest rate – an implied yield currently based on United States Treasury rates.
Estimated forfeitures – historical option forfeitures over a given period.

Shipping and handling:  The cost of shipping the Company’s products to customers is included in SG&A expenses. The cost of shipping related to material purchases is included in cost of sales. Shipping costs are not material.  The Company recognizes billings to customers related to shipping costs as Sales.  Shipping revenues are not material.

Comprehensive loss:  This includes net loss as well as additional other comprehensive items such as unrealized losses on investments.  The Consolidated Statement of Stockholders’ Equity and Comprehensive Loss summarizes the activity in comprehensive loss, net of zero tax benefit.

The following schedule summarizes the components of accumulated other comprehensive income (loss), net of zero tax benefit, as of:

	May 31,
In thousands	2007	2006
Unrealized loss on investments	$-	$(25)

Impact of recently issued accounting pronouncements:  In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company plans to adopt FIN 48 in the first quarter of fiscal year 2008. The Company is currently evaluating the impact, if any, of adopting the provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2009. The Company is currently assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB statement No. 115."  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value method is selected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than June 1, 2008.  Management is currently assessing the impact of adopting this Statement.

In November 2006, the FASB ratified EITF Issue No. 06-7, "Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities" (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Adoption of EITF 06-7 had no material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements" (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment.  Adoption of FSP 00-19-2 had no material impact on our consolidated financial position, results of operations or cash flows.

Note 3.  San Jose, California Corporate Campus – Purchase, Impairments and Sale

In March 2003, the Company purchased land and buildings in San Jose, California for approximately $37.2 million. In December 2003, based on management’s evaluation and on an appraisal performed by an outside appraisal company, the land and buildings were written down to $30.9 million.  In December 2004, the Company entered into an agreement to sell its campus to Integrated Device Technology (“IDT”) for $29.0 million and to continue to occupy certain portions of the buildings through June 2005. The fair value of the land and buildings was measured as of December 31, 2004 based on the sale price; net of closing costs and a $4.1 million impairment charge was recorded. The assets included in this agreement were classified as Assets Held for Sale as of December 31, 2004. The sale closed on January 5, 2005. There are no rental payments on the leaseback of the San Jose campus from the date of the sale to June 30, 2005. The fair value of base rent and common area charges for the term of the lease agreement was estimated to be approximately $0.5 million and was recorded as a prepaid expense upon closing.

The Company had indemnified IDT for two years with respect to representations and warranties made by the Company related to the sale. The limit of the Company’s liability for breach of the representations and warranties was $3.5 million in the sale agreement, and a $0.5 million reserve was recorded for the net present value of the Company’s guarantee obligations under the indemnification provisions.  In January 2007, after the expiration of the two year period specified in the agreement, the Company reversed this reserve on an indemnification release as no claims had been made.

Note 4.  Financial Instruments

Concentration of credit risk:  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents, investments and trade receivables. The Company places its cash equivalents and investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt and equity instruments, and collateralized funds of United States and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells its systems to semiconductor manufacturers and contract test companies throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral such as letters of credit whenever deemed necessary. The write-off of uncollectible amounts has been within management’s expectations. Accounts receivable from customers in Asia were $3.4 million and $5.2 million at May 31, 2007 and 2006, respectively. (see Note 17 – Segment Information)

Fair value of financial instruments:  The Company estimated the fair value of financial instruments and concluded the amounts reported for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.  Convertible subordinated notes are stated at cost which approximates fair value due to the recent March 2007 issue of the 6.25% Notes and the payoff of the 5.25% Notes in June 2007.

Note 5.  Other Assets

The following is a summary of other assets by major category as of:

	May 31,
In thousands	2007	2006
Cash surrender value of Company owned life insurance	$395	$382
Cash surrender value of Company owned reinsurance policies	1,009	944
Foreign income tax receivable	523	522
Deferred financing costs on convertible subordinated notes	1,663	214
Other	142	177
	$3,732	$2,239

Note 6.  Accrued Liabilities

The following is a summary of accrued liabilities by major category as of:

	May 31,
In thousands	2007	2006
Accrued compensation and related liabilities	$1,550	$2,268
Warranty reserves	1,242	1,518
Accrued audit and compliance fees	523	714
Restructuring charges	321	402
Deferred rent expense - current	532	-
Taxes other than on income	319	309
Interest payable on convertible subordinated notes	491	204
Other	733	1,601
	$5,711	$7,016

Note 7.  Warranty Reserves and Guarantees

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follow:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Sales	Warranty Reserve Utilized	Warranty reserve estimate changes	Balance at End of Period
Year ended May 31, 2007	$1,518	$2,567	$(2,382)	$(461)	$1,242
Year ended May 31, 2006	$1,648	$2,131	$(2,525)	$264	$1,518

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

Also, see “Note 3 - San Jose, California Corporate Campus – Purchase, Impairments and Sale” for additional guarantees.

Note 8.  Restructuring Charges

During the fourth quarter 2007, the Company recorded $0.1 million net restructuring charge.  A $0.3 million charge related to a reduction of workforce in its foreign offices initiated in fiscal 2007 was offset by a $0.2 million reversal for the early termination of a facility lease previously restructured in 2004.  In 2006, the Company recorded $0.2 million in restructuring charges for workforce reductions of three employees in the United States and Europe. In the second half of 2004, the Company closed office facilities and completed workforce reductions related to these closures, recording a charge of $1.0 million. Under the 2004 restructuring plan, 14 employees within the Company’s engineering, research and development operations were designated for termination and these employees were terminated in 2004 and 2005. Restructuring accruals are included in accrued liabilities.

Details of the 2007 Plan restructuring charges for the year ended May 31, 2007 are as follows and are expected to be fully paid by the end of fiscal 2008:

	Year ended May 31, 2007
In thousands	Severance	Other Costs	Total
Beginning balance	$-	$-	$-
Restructuring charges	227	94	321
Cash payments	-	-	-
Ending balance	$227	$94	$321

Details of the 2006 Plan restructuring charges for the year ended May 31, 2006 are as follows:

	Year ended May 31, 2006
In thousands	Severance	Other Costs	Total
Beginning balance	$-	$-	$-
Restructuring charges	69	13	82
Cash payments	(69)	(13)	(82)
Ending balance	$-	$-	$-

Details of the 2004 Plan restructuring charges for the years ended May 31, 2007 and 2006 are as follows:

	Year ended May 31, 2007			Year ended May 31, 2006
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$-	$365	$365	$-	$611	$611
Restructuring charges	-	(167)	(167)	-	-	-
Cash payments	-	(198)	(198)	-	(246)	(246)
Ending balance	$-	$-	$-	$-	$365	$365

Details of the 2003 and 2002 Plan restructuring charges for the years ended May 31, 2007 and 2006 are as follows:

	Year ended May 31, 2007			Year ended May 31, 2006
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$17	$20	$37	$-	$12	$12
Restructuring charges	(15)	(10)	(25)	147	10	157
Cash payments	(2)	(10)	(12)	(130)	(2)	(132)
Ending balance	$-	$-	$-	$17	$20	$37

Note 9.  Gain on Settlement of Long Term Liability

In the third quarter of 2004, the Company negotiated a new agreement with its former parent company (”GSX”) that reduced the amounts payable under the Company’s tax benefit sharing agreement. Under the terms of this new agreement, the Company was required to pay $1.3 million over seven quarters beginning in Q4 2004. This settlement resulted in an $8.3 million gain, or $0.38 per share, in 2004 as a result of reducing the estimated liability to the net present value of the settlement amount.  As of May 31, 2007, there were no amounts outstanding under this agreement.

Note 10. Convertible Subordinated Notes (“5.25% Notes”), Debt Conversion Expense and Warrants

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes (the “5.25% Notes”) due in June 2007. The proceeds from the sales of the 5.25% Notes were $32.5 million, net of $3.0 million in debt issuance expenses. Interest on the 5.25% Notes is payable each year on the fifteenth of June and December and is charged to interest expense. In the transition period ended May 31, 2005, the Company repurchased a total of $2.0 million of the 5.25% Notes. During May 2006, the Company exchanged $25.0 million of 5.25% Notes for 4,268,000 shares of common stock and $7.5 million in cash in privately negotiated transactions with Note holders. At the conversion price of $10.2465 per share, the $25.0 million of Notes exchanged would have been convertible into 2,440,000 shares of common stock.  For accounting purposes, the additional 1,828,000 shares of common stock, valued at $8.6 million, and the $7.5 million cash paid was considered an inducement for the holders to convert their Notes, which combined with unamortized bond costs of $1.1 million and transaction costs of $0.4 million, required the Company to record a non-operating debt conversion expense of $17.6 million during the year ended May 31, 2006.

The following is a summary of the 5.25% Notes, as of :

In thousands	May 31, 2007	May 31, 2006
Convertible subordinated notes	$8,500	$8,500
Less: Discount	(14)	(170)
	$8,486	$8,330

As of May 31, 2007, the $8.5 million in 5.25% Notes, at a conversion price of $10.25 per share, would convert into approximately 830,000 shares of Common Stock.  In March 2007, the Company completed a $25.75 million private placement of 6.25% fixed rate senior subordinated secured notes. (see Note 11 – Senior Subordinated Secured Notes (“6.25% Notes”))  The Company used part of these proceeds to repay the $8.5 million of 5.25% Notes plus accrued interest on June 15, 2007, the maturity date.

In connection with the issuance of the 5.25% Notes in 2002, the Company also issued five year warrants for the purchase of 715,000 shares of Common Stock that are exercisable at a price of $15.44 per share. The original value of the warrants was determined to be $2.6 million using the Black-Scholes option pricing model and is being accreted to interest expense over the term of the 5.25% Notes using the effective interest rate method. These warrants expired on June 15, 2007.

Note 11.  Senior Subordinated Secured Notes (“6.25% Notes”)

In March 2007, the Company completed a $25.75 million private placement of 6.25% (payable semi-annually in June and December) fixed rate senior subordinated secured notes (the “6.25% Notes”). The Company recorded debt issuance expenses totaling $2.3 million as a prepaid expense and these costs are being amortized to other expense approximating the effective interest method over the estimated four year life of the 6.25% Notes, which coincides with the earliest date upon which the note holders can require the Company to repurchase. The 6.25% Notes are due in March 2027; however, the holders may require the Company to repurchase for cash on March 26, 2011 and various future dates at a price equal to 100% of the principal amount plus accrued interest, if any, to the applicable repurchase date. The 6.25% Note terms restrict the Company in transferring capital to certain of its subsidiaries, restrict the payment of dividends, and contain certain other restrictions.

The 6.25% Notes are convertible at any time prior to maturity at the election of the bond holders into shares of Common Stock at a conversion price of $2.295, which represented a 12.5% premium over the Company’s stock price on the date of the private placement’s closing. If fully converted, the 6.25% Notes would convert into approximately 11.22 million shares of Common Stock. At any time prior to maturity, subject to certain limitations, the Company may elect to automatically convert (“Auto Convert”) the 6.25% Notes into Common Stock if the closing price of the Common Stock has exceeded 150% of the conversion price for at least 20 trading days during any 30-day period prior to the Company giving notice to the bond holders. If the Company elects to Auto Convert within the first three years, the Company will be required to pay the bond holders interest for the three year period (make-whole), less any interest paid up to that date. The Company considers this interest make-whole provision to be an embedded derivative and determined the value of it to be negligible.  The Company can also after three years redeem the 6.25% Notes for cash at 100% of the principal amount plus accrued interest.

The 6.25% Notes are senior subordinated secured debt ranked junior to the Company’s Comerica bank line borrowings and are secured by a second priority lien on substantially all of the Company’s assets.  The terms of the 6.25% Notes require the Company to use part of the proceeds to repay the Company’s outstanding $8.5 million in 5.25% Notes due June 15, 2007.  These 5.25% Notes were paid off in June 2007. The remainders of funds are intended to be used for general corporate purposes, including working capital and capital expenditures.

The 6.25% Notes contain an embedded derivative requiring bifurcation and valuation in accordance with the guidance in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Furthermore, in analyzing the terms of the 6.25% notes, the Company determined that the notes represent non-conventional convertible debt as defined in EITF Issue 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” due to the fact that the 6.25% notes contain provisions that provide for adjustment to the number of shares into which the notes are convertible and, therefore, the number of share issuable upon conversion is not fixed. Under the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” this conversion feature would be classified as a liability if it were a freestanding financial instrument, due to the fact that at issuance and through the remainder of the year ended May 31, 2007, the Company did not have enough authorized and unissued shares available to fully settle the maximum potential number of shares that could be required to be delivered under the terms of all of  the Company’s existing financial instruments.  As a result, to the extent that a shortfall exists between the maximum potential shares issuable under the conversion feature of approximately 13,365,000 shares and the minimum number of shares the Company has available for issuance of approximately 9,691,000 (resulting in a shortfall of approximately 3,274,000 shares), the Company has calculated the relative portion of the fair value of the conversion feature that pertains to this shortfall to be $3.0 million (see discussion of valuation methodology below) and has recognized this amount as a separate derivative liability with an offsetting discount to carrying value of the 6.25% notes.  The resultant discount is being amortized to interest expense over the estimated four year life of the 6.25% notes. Discount amortization recorded during the year ended May 31, 2007 totaled $0.1 million.

The conversion feature derivative liability was remeasured at May 31, 2007 at its estimated fair value and the increase in value of $0.2 million was recognized as “Loss on mark to market financial instruments related to convertible debt” in the statement of operations.

The following table outlines the assumptions the Company used in the Black-Scholes model to value the conversion feature at inception of the 6.25% Notes (March 26, 2007) and at May 31, 2007:

	Conversion Feature
	March 26, 2007	May 31, 2007
Exercise price per share	2.08	2.17
Contractual term (years)	4.0	3.8
Volitility	66.8%	66.8%
Risk-free interest rate	4.5%	4.9%

Additionally, one of the covenants of our debenture agreement with respect to the 6.25% Notes can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended (“1934 Act”), and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable.

The following is a summary of the 6.25% Notes, as of:

In thousands	May 31, 2007
Convertible subordinated notes	$25,750
Less: Discount	(2,899)
$22,851

Note 12.   Long Term Liability – Deferred Rent

The Company leases facilities for its corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent”. The Company records rent expense using the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $1.1 million and $1.5 million as of May 31, 2007 and 2006, respectively.

Note 13.  Line of Credit

In April and January 2007 and September 2006, the Company renewed and amended its revolving line of credit with Comerica Bank. Under these amendments, the Company may borrow up to $7.5 million at a rate of prime plus 0.25% based upon eligible accounts receivable balances. This amended line of credit, which has a maturity date of August 31, 2008, is secured by substantially all of the Company’s assets and requires that the Company maintain certain financial covenants. The Company currently maintains cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent the Company borrows against this credit line.  There were no borrowings from the credit line as of May 31, 2007 and May 31, 2006, respectively.

Note 14.  Commitments and Contingencies

The Company’s lease agreement with 5729 Fontanoso Way, LLC for its new corporate headquarters commenced on May 1, 2005 for sixty months.  The Company has an option to extend this lease agreement for an additional five year period. In January 2002, the Company entered into a three-year operating lease for a 39,000 square foot manufacturing facility in Singapore. This lease was renewed in December 2004 for two additional years and during the third quarter, 2007, we renewed this lease for two more years. The Company’s rent expense was $1.6 million, $1.7 million, $1.1 million, and $1.1 million for the years ended May 31, 2007 and May 31, 2006, the five months ended May 31, 2005 and the year ended December 31, 2004, respectively.  Purchase commitments, included in the table below, include $3.8 million of inventory purchase commitments of which $2.2 million are noncancelable.

The following table summarizes our contractual obligations and estimated commercial commitments as of May 31, 2007 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Fiscal Period
In thousands	2008	2009	2010	2011	Thereafter	Total
Operating leases	$1,975	$1,840	$1,303	$-	$-	$5,118
Purchase commitments	3,976	-	-	-	-	3,976
Interest payments on convertible notes	1,381	1,609	1,609	2,061	-	6,660
Principal payment on convertible notes	8,500	-	-	25,750	-	34,250
Total cash obligations	$15,832	$3,449	$2,912	$27,811	$-	$50,004

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

Note 15.  Stockholders’ Equity

Preferred stock: The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of 1,000,000 shares of preferred stock from time to time in one or more series with such designation, rights preferences and limitations as the Board of Directors may determine, including the consideration received therefrom, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights, and voting rights, all without the approval of the holders of common stock.

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

Stock option plans: The Company has a stock-based compensation program that provides its Board of Directors with broad discretion in creating employee equity incentives. In October 2006, the Company’s stockholders approved a new stock incentive plan (the “2006 Plan”) to replace the Company’s 1997 Stock Incentive Plan (the “1997 Plan”) and the Company’s 2001 Non-Officer

Employee Stock Incentive Plan (the “2001 Plan”). The stockholders approved a total of 4.0 million shares of Common Stock (2.0 million of which may be restricted shares) reserved for issuance under the 2006 Plan, plus the number of shares of Common Stock that remained available for grants of awards under the 1997 and 2001 Plans (1.4 million shares), plus any shares of Common Stock that would otherwise return to these plans as a result of forfeiture, termination or expiration of awards previously granted under these plans. Stock options are generally time-based, vesting on each annual anniversary of the grant date over three to four years and expire no more than seven years from the grant date.  At May 31, 2007, there were 8.5 million shares reserved and 5.4 million shares available for grant.

The following table summarizes stock option activity and related information for:

	Years ended May 31,				Five months ended		Year ended
	2007		2006		May 31, 2005		December 31, 2004
Shares in thousands	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning	3,480	$6.88	3,582	$6.63	3,520	$8.75	3,160	$10.10
Granted	375	$2.83	1,614	$3.75	703	$3.49	945	$5.23
Exercised	(3)	$2.44	(118)	$2.20	(30)	$3.89	(168)	$1.49
Forfeited	(775)	$6.33	(1,598)	$3.49	(611)	$15.52	(417)	$13.89
Ending	3,077	$6.53	3,480	$6.88	3,582	$6.63	3,520	$8.75

Additional disclosures for options outstanding as of May 31, 2007 at various ranges of exercise prices are as follows (shares in thousands):

			Options outstanding			Options exercisable
Range of exercise prices			Shares	Weighted average exercise price	Weighted average contractual life	Shares	Weighted average exercise price
$1.48	to	$2.17	176	$1.79	2.4	171	$1.79
$2.18	to	$3.15	1,093	$2.98	2.4	792	$3.02
$3.16	to	$8.75	1,133	$4.51	4.1	688	$4.37
$8.76	to	$32.94	675	$16.92	1.3	675	$16.92
			3,077	$6.53	2.8	2,326	$7.36

Aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the fiscal period, which was $2.17 as of May 31, 2007, over the option exercise price of the shares multiplied by the number of options outstanding.  Additional information on the status of options as of May 31, 2007 is as follows:

Shares and aggregate intrinsic value, in thousands	Shares	Aggregate intrinsic value	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding	3,077	$66	$6.53	2.8
Vested and expected to vest	2,797	$66	$6.75	2.5
Exercisable	2,326	$64	$7.36	2.0

The following table summarizes stock option exercises for:

	Years ended May 31,		Five months ended	Year Ended
In thousands	2007	2006	May 31, 2005	December 31, 2004
Net cash proceeds	$8	$260	$45	$250
Intrinsic value of options exercised	$2	$225	$71	$373
Income tax benefits	$-	$-	$-	$-

In accordance with FAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Restricted Stock Units: Restricted stock units are converted into shares of Common Stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continuing service to the Company. The compensation expense related to these awards was determined using the fair value of Common Stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units generally vest over three years.   During the year ended May 31, 2007, no restricted stock units vested.

	Outstanding restricted stock units
Shares in thousands	Restriced stock units outsanding	Weighted average grant date fair value
Unvested awards beginning of period	-	$-
Awards	534	$2.43
Releases	-	$-
Forfeitures	(13)	$2.43
Unvested awards end of period	521	$2.43

Employee Stock Purchase Plan: In May 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) and reserved 2,000,000 shares for issuance under the Plan. The Company’s 2002 Plan provides that eligible employees may purchase stock at 85% of its fair value on specified dates through payroll deductions. At May 31, 2007, the Company had 1.6 million shares reserved for future issuance under the 2002 Plan. During the year ended May 31, 2007, 60,000 shares were purchased at a weighted average of $2.24.  The intrinsic value of purchased shares was $24,000.

	Years ended May 31,		Five months ended	Year Ended
In thousands, except per share data	2007	2006	May 31, 2005	December 31, 2004
Shares issued	60	59	48	108
Average purchase price	$2.24	$3.20	$1.36	$1.17
Net cash proceeds	$135	$189	$66	$126
Income tax benefits	$-	$-	$-	$-

Adoption of Statement of Financial Accounting Standard No. 123(revised) “Share-Based Payment”: On June 1, 2006, the Company adopted the provisions of FAS 123(R), and started recognizing compensation expense related to the fair value of its employee stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by FAS 123(R) and therefore financial results for prior periods were not restated. Under this transition method, stock-based compensation expense for year ended May 31, 2007 includes compensation expense for all employee stock-based compensation awards granted prior to, but not yet vested as of June 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123, adjusted for awards not expected to vest. Stock-based compensation expense for all stock-based compensation awards granted subsequent to June 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R), adjusted for awards not expected to vest. Upon adoption of SFAS 123(R), the Company recognizes compensation expense for stock option awards granted subsequent to June 1, 2006 on a straight-line basis over the requisite service period of the award while prior grants continue to be recognized on an accelerated basis.

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  This is consistent with the provisions of FAS 123(R), SEC Staff Accounting Bulletin No. 107 “Share-Based Payment”, and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by FAS 123).  The fair value assumptions and weighted average grant date fair values for the plans are as follows:

	Year ended May 31,		Five months ended	Year ended
Stock Option Plans	2007	2006	May 31, 2005	December 31, 2004
Expected dividend yield	-	-	-	-
Expected stock price volatility	66.8%	67.4%	88.7%	88.7%
Risk-free interest rate	4.9%	4.9%	3.8%	2.5%
Expected life (years)	3.1	2.9	2.3	1.6
Weighted average grant date fair values	$1.36	$2.42	$1.80	$2.22

	Year ended May 31,		Five months ended	Year ended
Employee stock purchase plans	2007	2006	May 31, 2005	December 31, 2004
Expected dividend yield	-	-	-	-
Expected stock price volatility	55.9%	71.8%	70.5%	67.9%
Risk-free interest rate	5.1%	3.6%	3.2%	2.0%
Expected life (years)	1.3	1.2	1.2	1.1
Weighted average purchase date fair values	$1.05	$1.85	$1.79	$1.39

The Company’s computation of expected volatility for all periods presented was based on historical volatility and the computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.  The Company pays no dividends and does not expect to pay any for the foreseeable future.

Impact of the adoption of FAS 123(R):  The total stock-based compensation expense for stock options, restricted stock units, and ESPP was as follows:

In thousands	Year ended May 31, 2007
Cost of sales	$79
Research and development	177
Selling, general and administrative	679
$935

In the Company’s pro forma disclosures prior to the adoption of FAS 123(R), the Company accounted for forfeitures upon occurrence.  FAS 123(R) requires forfeitures to be estimated at the time of grant and these estimates are revised if necessary in subsequent periods if actual forfeitures differ.   As of May 31, 2007, the unamortized stock-based compensation balance related to stock options, restricted stock units, and the ESPP was $1.7 million and will be recognized over an estimated weighted average amortization period of three years.

FAS 123(R) requires the Company to calculate the pool of excess tax benefits that are available as of June 1, 2006 to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. The Company has elected to use the regular or long method of determining tax effects of share-based compensation. The choice of approach will have no impact on the tax benefit pool or tax expense to be recognized for the current period, due to the Company’s net operating loss position.

Prior to the adoption of FAS 123(R): Prior to the adoption of FAS 123(R), the Company applied FAS 123, amended by FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company’s net loss.  As required by FAS 148 prior to the adoption of FAS 123(R), the Company provided pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in FAS 123 had been applied.

The following table illustrates the pro forma net loss after tax and net loss per common share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation:

	Year ended	Five months ended	Year ended
In thousands, except per share data (unaudited)	May 31, 2006	May 31, 2005	December 31, 2004
Net loss - as reported	$(34,030)	$(12,393)	$(6,372)
Add: Stock-based employee compensation expense
included in reported net loss	794	-	-
Deduct: stock-based employee compensation
expense net of related tax effects	(1,565)	(924)	(2,798)
Pro forma net loss	$(34,801)	$(13,317)	$(9,170)
Net loss per share:
Basic and Diluted - as reported	$(1.53)	$(0.57)	$(0.30)
Basic and Diluted - pro forma	$(1.57)	$(0.61)	$(0.43)

Warrants:  In connection with the issuance of the 5.25% Notes, the Company also issued warrants for the purchase of 715,000 shares.  (see Note 10 – Convertible Subordinated Notes (“5.25% Notes”) Conversion Expense and Warrants)  These warrants expired June 15, 2007.

Note 16.  Employee Benefit Plans

Incentive plans:  The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its employees who reside in the United States. The Board of Directors determines annually a formula to set aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. There were no charges to operations for these plans during 2007, 2006, 2005, and 2004.

Pension Plans: The majority of employees in the United States are covered by 401K type defined contribution plans. In Germany, employees are covered by a defined benefit pension plan (“The Plan”) in accordance with local legal requirements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 132−R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires employers to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in their balance sheet. The recognition of the funded status on the balance sheet requires employers to recognize actuarial items (such as actuarial gains and losses, prior service costs, and transition obligations) as a component of other comprehensive income, net of tax. Electroglas has adopted SFAS No. 158 effective May 31, 2007.

The Company has purchased insurance policies to cover the payment risk of The Plan.  These insurance policies have not been segregated and restricted to provide for pension benefits and are therefore not considered plan assets  The cash surrender value of these insurance policies as of May 31, 2007 and 2006 was $1.0 million and $0.9 million, respectively, and have been included in non-current assets.

The projected benefit obligations of the Plan are as follows and are classified as non-current liabilities:

In thousands	May 31, 2007	May 31, 2006
Projected benefit obligation at beginning of year	$826	$752
Interest costs	40	37
Actuarial loss	(20)	26
Service costs	8	7
Benefits paid	(25)	(11)
Effect of foreign currency	79	15
Projected benefit obligation at the end of the year	$908	$826

The net periodic pension costs are as follows for the periods presented:

	Years ended May 31,		Five months ended
In thousands	2007	2006	May 31, 2005
Interest on projected benefit obligation	$40	$37	$15
Service cost	8	7	2
Net periodic pension cost	$48	$44	$17

The weighted-average assumptions used in computing the projected benefit obligation and net periodic pension costs are as follows for the periods presented:

	May 31,
	2007	2006	2005
Assumed discount rate	4.9%	4.6%	4.7%
Rate of compensation increase	1.5%	1.5%	1.5%

The Plan benefit payments, which reflect expected future service are expected to be paid as follows:

In thousands
2007	$25
2008	26
2009	26
2010	27
2011	27
2012-2016	141
Total	$272

Note 17.  Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.  The Company operates as a single operating unit and has one reportable unit and is a United States, Delaware Corporation.

The Company’s net sales by geography are as follows:

	Years ended May 31,				Five months ended		Year ended
In thousands	2007		2006		May 31, 2005		December 31, 2004
Europe	$11,355	25%	$9,804	22%	$3,700	33%	$18,396	29%
Asia	13,704	31	15,924	36	4,522	40	21,520	34
International	25,059	56	25,728	58	8,222	73	39,916	63
North America	19,565	44	18,589	42	3,001	27	23,088	37
	$44,624	100%	$44,317	100%	$11,223	100%	$63,004	100%

Sales between geographic areas are at prices that the Company believes are at arm’s length and are eliminated in the consolidated financial statements. International sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

Sales to customers in the United States represented 44% of the Company’s sales in 2007.  Sales to customers in the United States, Singapore and France represented 41%, 11% and 10% of the Company’s sales in 2006, respectively. In the five months ended May 31, 2005, sales to customers in the United States, France, Singapore, and China represented 27%, 25%, 12% and 10% of sales, respectively. Sales to customers in United States, France and Singapore represented 37%, 15% and 13% of the Company’s sales in 2004, respectively.

Service revenue, included in aftermarket prober products and services was 11% and 10% of net sales for the year ended May 31, 2007 and 2006, respectively, 12% of net sales for the five months ended May 31, 2005 and less than 10% of net sales during the year ended December 31, 2004. Revenues from after-sale services have traditionally totaled less than 10% of the Company’s total revenues and are not shown separately. The following is a summary of the Company’s net sales by product category, although the Company manages its business as a single operating unit:

	Years ended May 31,		Five months ended	Year ended
In thousands	2007	2006	May 31, 2005	December 31, 2004
Prober systems and software	$26,084	$27,074	$6,988	$44,480
Aftermarket prober products and services	18,540	17,243	4,235	18,524
	$44,624	$44,317	$11,223	$63,004

The following table presents summary customer concentration information as a percentage of sales:

	Years ended May 31,		Five months ended	Year ended
Customers	2007	2006	May 31, 2005	December 31, 2004
Customer A	11%	8%	6%	9%
Customer B	8%	28%	39%	29%
Customer C	5%	2%	2%	13%

The following table presents summary customer concentration information as a percentage of accounts receivable:

Customers	May 31, 2007	May 31, 2006
Customer B	8%	36%
Customer D	9%	15%

Identifiable long-lived assets by geography are as follows:

	As of	As of
In thousands	May 31, 2007	May 31, 2006
Europe	$111	$183
Asia	690	720
International	801	903
North America	3,978	4,186
	$4,779	$5,089

The majority of the Company’s long-lived assets in Asia consist of fixed assets located at the Company’s Singapore manufacturing facility.

Note 18.  Sale of Investment

In the second quarter of 1999, the Company entered into an agreement to purchase a minority equity interest in Cascade Microtech, Inc. (“Cascade”) for approximately $3.0 million, which represented less than a 10% equity interest. The Company’s Chairman and Chief Executive Officer (who resigned as of April 7, 2006) was a director of Cascade. (see Note 21 – Related Party Transactions)  In December 2004, the Company sold its equity investment in Cascade in connection with their Initial Public Offering. The Company received $6.6 million in net proceeds from the sale and recorded a $3.5 million gain in the fourth quarter of 2004.

Note 19.  Income Taxes

Significant components of the provision (benefit) for income taxes are as follows for:

	Years ended May 31,		Five months ended	Year ended
In thousands	2007	2006	May 31, 2005	December 31, 2004
Federal:
Current	$-	$-	$-	$-
Deferred	-	-	-	-
	-	-	-	-
State:
Current	-	-	-	-
Deferred	-	-	-	-
	-	-	-	-
Foreign:
Current	297	(628)	5	57
Deferred	(288)	-	-	-
	9	(628)	5	57
	$9	$(628)	$5	$57

No tax benefits were realized from exercises of nonqualified stock options or disqualifying dispositions of stock acquired through incentive stock option or the employee stock purchase plan during the years ended May 31, 2007 and 2006, the five months ended May 31, 2005 and the year ended December 31, 2004, respectively.  Pre-tax income (loss) from foreign operations was $0.6 million, $2.1 million, $(0.9) million, and $3.4 million for the same periods.

The Company uses estimates based on historical experience and various other assumptions in the area of income tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities.  It is the Company’s policy to accrue for income tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.  As of May 31, 2007 and May 31, 2006, income tax related reserves totaled approximately $1.0 million for each period, respectively.

When establishing the manufacturing facility in Singapore, the Company received a five-year exemption from income taxes beginning March 1, 2003 under the condition that certain capital investment and expenditure milestones are reached by March 1, 2008.  As a result of the Company’s strategic initiatives, which include outsourcing of the manufacturing function, the Company may be exposed to a liability for the taxes that otherwise would have been due during the first four years of the tax exemption period totaling approximately $2.7 million. As a result during 2007, the Company initiated negotiations with the Singapore government, which are currently ongoing to end the tax exemption period retroactively to February 28, 2007, and eliminate the remaining investment milestones, in exchange for a four-year tax exemption. If the Singapore government does not agree to shorten the exemption period and waive the remaining investment milestones requiring up to an additional investment of $3.0 million to $4.0 million in capital equipment, the Company could be required to meet the remaining investment milestones or pay the estimated $2.7 million retroactive tax liability. This amount has not been accrued in the financial statements as the Company has the wherewithal to meet the investment milestones and management would invest in additional capital equipment, the value of which we believe to be recoupable, in lieu of paying this tax should the Singapore government decide not to revise the tax exemption agreement.

The reconciliation of income tax computed at the United States federal statutory rates to income tax expense is as follows for the periods ended:

	Year ended		Year ended		Five months ended		Year ended
In thousands,	May 31, 2007		May 31, 2006		May 31, 2005		December 31, 2004
except percentages	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Tax computed at U.S. statutory rate	$(6,571)	(35.0)%	$(12,131)	(35.0)%	$(4,287)	(35.0)%	$(2,211)	(35.0)%
State income taxes (net of federal benefit)	-	-	-	-	-	-	-	-
Research and development credits	(296)	(1.6)	(554)	(1.6)	(175)	1.4	(350)	(5.5)
Foreign taxes	(16)	(0.1)	13	-	3	-	37	0.6
Debt conversion expenses	-		6,023	17.4	-	-	-	-
GSX release of liability	-	-	-	-	-	-	(3,310)	(52.4)
Unbenefitted losses	6,496	34.6	5,857	16.9	4,111	33.6	5,477	86.7
Changes in valuation allowance	296	1.6	554	1.6	175	1.4	350	5.5
Reversal of tax reserves	-		(647)	(1.9)	-	-	-	-
Other, net	100	0.5	257	0.8	178	1.5	64	1.0
Provision (benefit) for income taxes	$9	(0.0)%	$(628)	(1.8)%	$5	0.0%	$57	0.9%

Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax accounts are as follows for:

	Years ended May 31,
In thousands	2007	2006
Deferred tax assets:
Intangible assets	$2,099	$3,288
Warranty reserves	470	561
Inventories	2,090	1,111
Depreciable assets	(222)	132
Deferred revenue	361	395
Net operating losses	104,562	94,366
Tax credit carryforwards	13,893	13,402
Other	3,346	3,374
Total deferred tax assets	126,599	116,629
Less: valuation allowance	(126,311)	(116,629)
Net deferred tax assets	$288	$-

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating losses and tax credit carryforwards. The Company has provided a valuation allowance against deferred tax assets of $126.3 million to reflect management’s estimation that, as of May 31, 2007, it is more likely than not that only $ 0.3 million of deferred tax assets will be utilized.  The valuation allowance increased by $9.7 million and $6.9 million in 2007 and 2006, respectively.

The company’s tax attributes were as follows as of May 31, 2007:

	Federal		State
In thousands	Amount	Expiration	Amount	Expiration
Acquistion related net operating losses	$230	2018-2020	$-
Acquisition related tax credits	$139	2010-2019	$-
Non-acquisition related net operating losses	$289,491	2021-2027	$101,606	2013-2017
Non-acquisition related tax credits	$8,371	2018-2026	$8,607	2009-2014

As of May 31, 2007, the Company had federal and state net operating losses and tax credits that will expire in varying amounts if unutilized as indicated above.  Due to change of ownership rules, net operating losses and tax credits attributable to the Company’s acquisitions are significantly limited and will expire if not utilized.  The California research and development credit of $8.3 million does not expire under the current law, whereas the manufacturer’s investment credit of $0.3 million will expire if not used in 2014.

Note 20.  Economic Development Board Grants

The Company maintains manufacturing operations in Singapore and is eligible to receive employment-related grants from the Economic Development Board of Singapore (“EDB”).  As these grants are the result of ongoing negotiations rather than fixed and determinable at year-end, it is the Company’s policy to record grant income when received.  In the year ended May 31, 2006, the five months ended May 31, 2005, and the year ended December 31, 2004, the Company received $0.1 million, $nil, and $0.1 million, respectively in EDB grants. This grant income is included in other income (expense) in the Consolidated Statements of Operations.

Note 21.  Related Party Transactions

Until October 2006, one of the Company’s directors was a director of National Semiconductor (“National”), a customer of the Company. The Company sold prober products and had receivable balances from National as follows:

	Year ended May 31,		Five months ended	Year ended
In thousands	2007	2006	May 31, 2005	December 31, 2004
Revenue	$757	$2,276	$151	$4,352
Accounts Receivable	$22	$396	$91	$2,999

The Company’s former Chairman and Chief Executive Officer (who resigned as of April 7, 2006) was a director of Cascade Microtech, Inc. (“Cascade”). The Company sold its minority equity investment in Cascade in December 2004. (see Note 18 – Sale of Investment)   As of May 31, 2007 and 2006, there were no accounts payable or accounts receivable balances with Cascade.

One of the Company’s directors (who joined the board in January 2006) is an officer of Novellus, Inc., (“Novellus”) a customer of the Company.  The Company sold prober products and had receivable balances from Novellus as follows:

	Year ended May 31,		Five months ended	Year ended
In thousands	2007	2006	May 31, 2005	December 31, 2004
Revenue	$10	$249	$-	$-
Accounts Receivable	$-	$-	$-	$-

One of the Company’s directors is an officer of Vignani Inc., a vendor of the Company, providing engineering services.  Payments made and payable are negligible for the years ended May 31, 2007 and 2006.

Sales terms and pricing and purchase terms and pricing to and from for related parties are consistent with those offered by the Company to other customers and purchased by the Company from other vendors.

Note 22.  Allowance for Doubtful Accounts and Sales Returns

In thousands	Balance at Beginning of Period	Charged to costs and expenses	Deductions	Balance at End of Period
Year ended May 31, 2007
Allowance for doubtful accounts	$418	$29	$(116)	$331
Allowance for sales returns	61	-	-	61
Total	$479	$29	$(116)	$392

Year ended May 31, 2006
Allowance for doubtful accounts	$513	$(79)	$(16)	$418
Allowance for sales returns	81	(20)	-	61
Total	$594	$(99)	$(16)	$479

Five months ended May 31, 2005
Allowance for doubtful accounts	$484	$29	$-	$513
Allowance for sales returns	54	27	-	81
Total	$538	$56	$-	$594

Year ended December 31, 2004
Allowance for doubtful accounts	$808	$57	$(381)	$484
Allowance for sales returns	195	(141)	-	54
Total	$1,003	$(84)	$(381)	$538

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Controls and Procedures

Evaluation of disclosure controls and procedures:  We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of May 31, 2007, the end of the period covered by this Form 10−K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10−K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10−K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken.

This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10−Q and Form 10−K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our finance organization. The goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CFO have concluded that as of May 31, 2007, the end of the period covered by this Form 10−K, our Disclosure Controls were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a−15(f) and 15d−15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of May 31, 2007. We reviewed the results of management’s assessment with the Audit Committee of Electroglas’ Board of Directors. BDO Seidman, LLP, our independent registered public accounting firm, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of May 31, 2007.  BDO Seidman, LLP has issued an attestation report on management’s assessment, which is included in Item 9A of this Annual Report on Form 10−K.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Electroglas, Inc.:

We have audited management’s assessment, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting,” that Electroglas, Inc. maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Electroglas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 In our opinion, management’s assessment that Electroglas, Inc. maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Electroglas, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electroglas, Inc. as of May 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended May 31, 2007 and the five month period ended May 31, 2005 and our report dated August 9, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
August 9, 2007

Item 9B.  Other Information

Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item, including the independence of the audit committee and the audit committee’s financial expert, is included under the heading “Election of Director” and “Other Matters” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 17, 2007 and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item is included under the heading “Executive Compensation and Other Information” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 17, 2007, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 17, 2007, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is included under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 17, 2007, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is included under the heading “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 17, 2007, and is incorporated herein by reference.

57

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this Report:

(1) Index to Financial Consolidated Statements
Report of Independent Registered Public Accounting Firm, BDO Seidman LLP	29
Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	30
Consolidated statements of operations — years ended May 31, 2007 and 2006, five months ended May 31, 2005, and year ended December 31, 2004	31
Consolidated balance sheets - May 31, 2007 and 2006	32
Consolidated statements of stockholders’ equity and comprehensive loss — years ended May 31, 2007 and 2006, five months ended May 31, 2005, and year ended December 31, 2004	33
Consolidated statements of cash flows — years ended May 31, 2007 and 2006, five months ended May 31, 2005, and year ended December 31, 2004	34
Notes to consolidated financial statements	35

(2) Index to Financial Statement Schedules – All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

(3) Exhibit Index

Exhibit Number	Exhibits
3.1	Certificate of Incorporation of Electroglas, Inc., as amended.(1)
3.2	By-laws of Electroglas, Inc., as amended.(2)
3.3	Certificate of Designation for Electroglas, Inc.(3)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen Common Stock Certificate of Electroglas, Inc., a Delaware corporation.(1)
10.1*	Electroglas, Inc. 1993 Long-Term Incentive Plan.(4)
10.2*	Change of Control Agreement between Electroglas, Inc. and Armand J. Stegall dated as of June 9, 1995.(5)
10.3*	Electroglas, Inc. Restricted Stock Bonus Agreement Between Electroglas, Inc. and Curtis S. Wozniak.(6)
10.4*	Change of Control Agreement between Electroglas, Inc. and Curtis S. Wozniak dated as of April 4, 1996.(6)
10.5*	Electroglas Officers’ Retirement Medical and Dental Coverage Policy.(7)
10.7	Rights Agreement between Electroglas, Inc., and BankBoston, N.A., as rights agent dated as of November 18, 1997.(8)
10.8*	Electroglas, Inc. 1997 Stock Incentive Plan.(9)
10.9*
Form of Change of Control Agreement between the Company and each of Timothy J. Boyle, Wayne E. Woodard, Thomas E. Brunton, and Richard J. Casler as of June 9, 1995, April 5, 1999, December 22, 2000, and March 15, 2004, respectively.(10)

10.11*	Electroglas, Inc. 1998 Employee Stock Purchase Plan.(11)
10.12*	Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan.(12)
10.13*	Executive Employment Agreement between Electroglas, Inc. and Keith Barnes dated October 22, 2003. (13)
10.14*	Electroglas, Inc. Stock Option Award Agreement between Electroglas, Inc. and Keith Barnes dated October 28, 2003. (14)
10.15*	Resignation letter from Curt Wozniak to Electroglas, Inc. dated October 28, 2003. (15)
10.16	Lease agreement between 5729 Fontanoso Way, LLC and Electroglas, Inc. dated February 7, 2005.(16)
10.17*
Form of Board of Directors Consulting and Indemnity Agreement, dated December 19, 2005, by and between Electroglas, Inc. and each of Robert J. Frankenberg, Mel Friedman, C. Scott Gibson, John F. Osborne, Thomas M. Rohrs, and Edward M. Saliba. (17)

10.18*	Board of Directors Consulting and Indemnity Agreement, dated February 7, 2006, by and between Electroglas, Inc. and Fusen E. Chen.(18)
10.19*	Board of Directors Consulting and Indemnity Agreement, dated April 12, 2006, by and between Electroglas, Inc. and Keith L. Barnes.(19)
10.20*	Offer letter, effective April 7, 2006 by and between the Company and Thomas M. Rohrs. (20)
10.19	Exchange Agreement with certain holder of the Company’s 5.25% Convertible Subordinated Notes Due 2007 (21)
10.20*	Clarification of Consulting Agreement by and between Electroglas, Inc. and Keith L. Barnes dated July 6, 2006.
10.21*	Amended and Restated Change of Control Agreement, dated March 31, 2006, by and between Electroglas, Inc. and Thomas E. Brunton.(22)
10.22*	Board of Directors Consulting and Indemnity Agreement, dated March 20, 2007, by and between Electroglas, Inc. and Jack G. Wilborn.(23)
12.1	Statement of Computation of Ratios.
21.1	List of subsidiaries of registrant.
23.1	Consents of BDO Seidman LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.
(2)	Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 1999.
(3)	Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(4)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-74860), which became effective on February 23, 1994.
(5)	Incorporated by reference to the identically numbered exhibit of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1996.
(6)	Exhibits 10.3 and 10.4 are Incorporated by reference to Exhibits 10.10 and 10.11, respectively, of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.
(7)	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 31, 1996.
(8)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G (Commission File No. 0-21626), filed with the Securities and Exchange Commission on November 19, 1997.
(9)	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(10)	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.
(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.
(12)	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2002.
(13)	Incorporated by reference to Exhibit 10.13 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(14)	Incorporated by reference to Exhibit 10.14 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2005.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2005.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2006.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2006.
(20)	Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 4, 2006.
(21)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 3, 2006.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 31, 2006.
(23)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 21, 2007.

*	Management contracts, or Company compensatory plans or arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electroglas, Inc.

By:	/s/ THOMAS M. ROHRS
Thomas M. Rohrs
Chairman and Chief Executive Officer

Date: August 9, 2007

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

Signature	Title	Date

/s/ THOMAS M. ROHRS	Chairman and Chief Executive Officer	August 9, 2007
Thomas M. Rohrs	(Principal Executive Officer)

/s/ THOMAS E. BRUNTON	Vice President, Finance, Chief Financial Officer,	August 9, 2007
Thomas E. Brunton	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ FUSEN E. CHEN	Director	August 9, 2007
Fusen E. Chen

/s/ MEL FRIEDMAN	Director	August 9, 2007
Mel Friedman

/s/ C. SCOTT GIBSON	Director	August 9, 2007
C. Scott Gibson

/s/ JOHN OSBORNE	Director	August 9, 2007
John Osborne

/s/ JACK G. WILBORN	Director	August 9, 2007
Jack G. Wilborn