Form 10-Q
period 2007-09-01
ELECTROGLAS INC
filed 2007-10-09
CIK 902281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 1, 2007

Commission File Number 0-21626

ELECTROGLAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                                        77-0336101
                 (State of Incorporation)                                                     I.R.S. Employer Identification Number)

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
                                                                                        Yes ___     No   X

As of September 28, 2007, 26,503,000 shares of the Registrant's common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

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

•	Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;
•	Our intention to control discretionary expenses and continue investing in our new product programs;
•	Our intention not to repatriate earnings from foreign subsidiaries and the effect of any repatriation of foreign earnings on income taxes;
•	Our cash contractual obligations as of September 1, 2007;
•
Our anticipation that our future cash from operations, available cash and cash equivalents, and proceeds from our line of credit at September 1, 2007 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;

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

•	Our belief that the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations;
•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements;
•	Our statements relating to outstanding restructuring charges and the timing of payment of such charges;
•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;
•	Our intention to emphasize outsourcing in functional areas where it is cost effective and increases the Company’s competitive position;
•	Our belief that in order to become profitable, our market share for our products must improve;
•	Our intention to continue to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls
•	Our belief that critical accounting policies affects our judgments and estimates used in the preparation of our consolidated financial statements;
•	Our intention to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability; and

        --|||

•	Our belief that we have adequately provided for any reasonable foreseeable outcome related to any foreign and domestic tax issues.

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
•    Unanticipated problems with foreign and domestic tax authorities;
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

        --|||

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended
	September 1, 2007	September 2, 2006
Sales	$10,456	$13,111
Sales to related parties	35	422
Net sales	10,491	13,533
Cost of sales	6,895	11,550
Gross profit	3,596	1,983
Operating expenses:
Engineering, research and development	2,250	2,743
Sales, general and administrative	3,738	4,960
Restructuring and impairment charges	273	-
Total operating expenses	6,261	7,703
Operating loss	(2,665)	(5,720)
Interest income	238	110
Gain on sale of investments	362	-
Interest expense	(636)	(166)
Other expense, net	(172)	(45)
Loss on mark to market financial instrument
related to convertible debt	(57)	-
Loss before income taxes	(2,930)	(5,821)
Provision for income taxes	368	4
Net loss	$(3,298)	$(5,825)

Basic net loss per share	$(0.13)	$(0.22)
Diluted net loss per share	$(0.13)	$(0.22)
Shares used in basic calculations	26,326	26,259
Shares used in diluted calculations	26,326	26,259

See the accompanying notes to condensed consolidated financial statements.

        --|||

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 1, 2007	May 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,287	$30,788
Accounts receivable, net of allowances of $370 and $392	8,962	9,833
Accounts receivable from related parties	26	22
Inventories	11,974	11,883
Restricted cash	500	500
Prepaid expenses and other current assets	2,487	2,355
Total current assets	44,236	55,381
Equipment and leasehold improvements, net	4,315	4,779
Goodwill	1,942	1,942
Other assets	3,629	3,732
Total assets	$54,122	$65,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,064	$5,953
Accrued liabilities	5,600	5,711
Deferred revenue	755	1,036
Accrued losses on inventory purchase commitments	579	636
Convertible subordinated 5.25% notes	-	8,486
Total current liabilities	12,998	21,822
Convertible subordinated 6.25% notes	23,041	22,851
Financial instrument related to 6.25% notes	3,250	3,192
Other non-current liabilities	2,351	2,466
Total liabilities	41,640	50,331
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 26,503,000 and 26,466,000
shares issued; 26,348,000 and 26,311,000 outstanding	265	265
Additional paid-in capital	195,863	195,586
Accumulated deficit	(181,350)	(178,052)
Cost of common stock in treasury; 155,000 shares	(2,296)	(2,296)
Total stockholders’ equity	12,482	15,503
Total liabilities and stockholders’ equity	$54,122	$65,834
See the accompanying notes to condensed consolidated financial statements.

        --|||

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	September 1, 2007	September 2, 2006
Cash used in operating activities
Net loss	$(3,298)	$(5,825)
Charges to net loss not affecting cash	2,307	4,427
Changes in operating assets and liabilities	(1,058)	(1,755)
	(2,049)	(3,153)
Cash provided by (used in) investing activities
Capital expenditures	(35)	(118)
Maturities of investments	-	1,999
	(35)	1,881
Cash provided by (used by) financing activities
Pay off of 5.25% convertible notes	(8,500)	-
Stock option exercises and employee stock purchase plan	70	85
	(8,430)	85

Effect of exchange rate changes on cash	13	(4)
Net decrease in cash and cash equivalents	(10,501)	(1,191)
Cash and cash equivalents at beginning of period	30,788	17,293
Cash and cash equivalents at end of period	$20,287	$16,102

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business

   Electroglas Inc. (the “Company”) is a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. The Company was incorporated in Delaware in April 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our common stock, in July 1993, the Company assumed the assets and liabilities of the Electroglas division in an asset transfer. The Company has been in the semiconductor equipment business for more than 40 years.

  The Company’s primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, the Company’s semiconductor manufacturing customers use its wafer probers and network software to quality test semiconductor wafers.

Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements and therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The Company’s fiscal quarters are every thirteen weeks and end on a Saturday, except for the fourth quarter which ends on May 31st.

Significant Accounting Policies

  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31 2007. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”) as of the first day of the first quarter of fiscal 2008.  The Company has not otherwise materially changed its significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for such items as revenue recognition, inventory valuation, warranty reserves, allowances for doubtful accounts, tax valuation allowances, stock-based compensation assumptions, and accruals such as restructuring reserves. These estimates and assumptions affect the amounts reported in the financial statements, and actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on previously reported accumulated deficit or net loss.

Comprehensive Loss

Comprehensive loss includes net loss as well as additional other comprehensive income (loss) items. The following schedule summarizes the activity net of related taxes:

	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
Net loss	$(3,298)	$(5,825)
Unrealized gains (losses) on investments, net	-	25
Comprehensive loss	$(3,298)	$(5,800)

At September 1, 2007 and September 2, 2006, there were no accumulated other comprehensive gains or losses included in the Company’s balance sheet.

        --|||

Inventories

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out or FIFO method. The Company periodically reviews the carrying value of its inventories and non-cancellable purchase commitments.  The Company may record charges to inventory reserves due to excess, obsolete and slow moving inventories. The Company’s reserve analysis is based on the estimated impact of changes in technology on the Company’s products (including engineering design changes) and the timing of these changes. The Company also considers future sales forecasts, product order history, and backlog to assess its inventory requirements. Inventory on loan to customers is included in finished goods inventory. Loaner inventory is reserved beginning in the ninth month after shipment through the twentieth month to a 10% residual value and is charged to the organization responsible for the inventory, either Engineering or Sales. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional reserves of inventories may be required which will negatively impact gross margins. Inventory reserves are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. As a result of these analyses, the Company recorded inventory provisions and amortization of $0.7 million, and $3.7 million in the three months ended September 1, 2007 and September 2, 2006 respectively.  At September 1, 2007, the Company had a liability of $0.6 million for accrued losses on noncancelable inventory purchase commitments as a result of market price declines for the underlying inventory subject to the noncancelable purchase commitment.

  The following is a summary of inventories by major category:

	September 1, 2007	May 31, 2007
In thousands	(unaudited)
Raw materials	$7,354	$7,807
Work in process	2,806	2,327
Finished goods	1,814	1,749
	$11,974	$11,883

Warranty Reserves and Guarantees

   The Company generally warrants its products for a period of thirteen months from the date of shipment and accrues for the estimated cost of warranty.  For established products, this accrual is based on historical experience; and for newer products, this accrual is based on estimates from similar products.  In addition, from time to time, specific warranty accruals are made for specific technical problems. Revenues associated with extended warranties are measured based on fair value and recognized ratably over the duration of the extended warranty.

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands (unaudited)	Balance at Beginning of Period	New Warranties Charged to Costs of Sales	Warranty Reserve Utilized	Changes in Estimated Costs for Existing Warranties	Balance at End of Period
Three months ended September 1, 2007	$1,242	$520	$(465)	$(79)	$1,218
Three months ended September 2, 2006	$1,518	$1,122	$(554)	$(859)	$1,227

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the software products infringe a third party’s intellectual property rights. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under these arrangements.

Restructuring Charges

In the first quarter of fiscal 2008, the Company recorded a restructuring charge of $0.3 million related to a reduction of workforce in its foreign offices.  The liability for restructuring charges is included in accrued liabilities.

        --|||

Details of the restructuring charges for the 2008 restructuring plan are as follows.  These costs are anticipated to be substantially paid by the end of fiscal 2008.

	Three months ended September 1, 2007
In thousands (unaudited)	Severance	Other Costs	Total
Beginning balance	$227	$94	$321
Restructuring charges	197	76	273
Asset write-offs	-	(8)	(8)
Cash payments	(287)	-	(287)
Ending balance	$137	$162	$299

Details of the restructuring charges for the 2004 restructuring plan are as follows.  These costs were fully paid by the end of fiscal 2007.

	Three months ended September 2, 2006
In thousands (unaudited)	Severance	Other Costs	Total
Beginning balance	$-	$365	$365
Cash payments	-	(55)	(55)
Ending balance	$-	$310	$310

   Details of the restructuring charges for the 2003 and 2002 restructuring plan are as follows.  These costs were fully paid by the end of fiscal 2007.

	Three months ended September 2, 2006
In thousands (unaudited)	Severance	Other Costs	Total
Beginning balance	$17	$20	$37
Cash payments	-	-	-
Ending balance	$17	$20	$37

Income Taxes

The Company had $0.4 million and a nominal tax provision for the first quarter of fiscal 2008 and 2007, respectively comprised of foreign income and withholding tax.

When establishing the manufacturing facility in Singapore, the Company received a five-year exemption from Singapore income taxes beginning March 1, 2003 under the condition that certain capital investment and expenditure milestones would be reached by March 1, 2008.  As a result of the Company’s strategic initiatives, which include moving the Company’s manufacturing function from Singapore to China, the Company was exposed to a liability for the taxes that otherwise would have been due during the tax exemption period. During 2007, the Company initiated negotiations with the Singapore government, which were concluded in September 2007 to end the tax exemption period retroactively, and eliminate the remaining investment milestones, in exchange for a three-year tax exemption ending February 28, 2006. The Singapore government agreed to shorten the exemption period and waive the remaining investment milestones.  During the first quarter 2008, the Company accrued $0.3 million to reflect the tax amounts owed as part of this negotiated settlement.

The Company uses estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities. It is the Company’s policy to accrue for income tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. As of September 1, 2007 and September 2, 2006, income tax related reserves totaled approximately $1.1 million. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” on June 1, 2007, the first day of the first quarter of fiscal 2008.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  In connection with our implementation of FIN 48, we reevaluated all of our significant tax positions and based upon this evaluation we concluded that our deferred tax assets and liabilities did not differ significantly from our recorded deferred tax assets and liabilities prior to adoption.  Therefore; we did not record any adjustments as of the

        --|||

 adoption date.  At the adoption date of June 1, 2007, we had approximately $7.7 million of total gross unrecognized tax benefits, of which $1.1 million (net of the federal benefit on state issues) of unrecognized tax benefits would impact our effective tax rate if recognized. We continue to recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations for years before May 31, 2000.

Convertible Subordinated Notes (“5.25% Notes”), Debt Conversion Expense and Warrants

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes (the “5.25% Notes”) due in June 2007. Interest on the 5.25% Notes is payable each year on the fifteenth of June and December and is charged to interest expense. In the transition period ended May 31, 2005, the Company repurchased a total of $2.0 million of the 5.25% Notes. During May 2006, the Company exchanged $25.0 million of 5.25% Notes for 4,268,000 shares of common stock and $7.5 million in cash in privately negotiated transactions with the holders of the 5.25% Notes. The Company repaid the $8.5 million balance of the 5.25% Notes plus accrued interest on the June 15, 2007 maturity date.

Senior Subordinated Secured Notes (“6.25% Notes”)

In March 2007, the Company completed a $25.75 million private placement of 6.25% (payable semi-annually in June and December) fixed rate senior subordinated secured notes (the “6.25% Notes”). The Company recorded debt issuance expenses totaling $2.3 million as a prepaid expense and these costs are being amortized to other expense using a method that approximates the effective interest method over the estimated four year life of the 6.25% Notes, which coincides with the earliest date upon which the note holders can require the Company to repurchase. The 6.25% Notes are due in March 2027; however, the holders may require the Company to repurchase for cash on March 26, 2011 and various future dates at a price equal to 100% of the principal amount plus accrued interest, if any, to the applicable repurchase date. The 6.25% Note terms restrict the Company from transferring capital to certain of its subsidiaries, restrict the payment of dividends, and contain certain other restrictions.

The 6.25% Notes are convertible at any time prior to maturity at the election of the bond holders into shares of Common Stock at a conversion price of $2.295, which represented a 12.5% premium over the Company’s stock price on the date of the private placement’s closing. If fully converted, the 6.25% Notes would convert into approximately 11.22 million shares of Common Stock. At any time prior to maturity, subject to certain limitations, the Company may elect to automatically convert (“Auto Convert”) the 6.25% Notes into Common Stock if the closing price of the Common Stock has exceeded 150% of the conversion price for at least 20 trading days during any 30-day period prior to the Company giving notice to the bond holders (above $3.44 per share). If the Company elects to Auto Convert within the first three years, the Company will be required to pay the bond holders interest for the three year period (make-whole), less any interest paid to that date. The Company considers this interest make-whole provision to be an embedded derivative and determined the value of it to be negligible.  The Company can also after three years redeem the 6.25% Notes for cash at 100% of the principal amount plus accrued interest.

The 6.25% Notes are senior subordinated secured debt ranked junior to the Company’s Comerica bank line borrowings and are secured by a second priority lien on substantially all of the Company’s assets.  The terms of the 6.25% Notes required the Company to use part of the proceeds to repay the Company’s outstanding $8.5 million in 5.25% Notes due June 15, 2007.  These 5.25% Notes were paid off in June 2007. The remainders of funds are intended to be used for general corporate purposes, including working capital and capital expenditures.

The 6.25% Notes contain an embedded derivative requiring bifurcation and valuation in accordance with the guidance in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Furthermore, in analyzing the terms of the 6.25% Notes, the Company determined that the notes represent non-conventional convertible debt as defined in EITF Issue 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” due to the fact that the 6.25% Notes contain provisions that provide for adjustment to the number of shares into which the notes are convertible and, therefore, the number of share issuable upon conversion is not fixed. Under the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  this conversion feature would be classified as a liability if it were a freestanding financial instrument, due to the fact that at issuance and through the remainder of the year ended May 31, 2007, the Company did not have enough authorized and unissued shares available to fully settle the maximum potential number of shares that could be required to be delivered under the terms of all of  the Company’s existing financial instruments.  As a result, to the extent that a shortfall exists between the maximum potential shares issuable under the

        --|||

conversion feature of approximately 13,365,000 shares and the minimum number of shares the Company has available for issuance of approximately 10,091,000 (resulting in a shortfall of approximately 3,274,000 shares), the Company has calculated the relative portion of the fair value of the conversion feature that pertains to this shortfall to be $3.0 million (see discussion of valuation methodology below) and has recognized this amount as a separate derivative liability with an offsetting discount to carrying value of the 6.25% Notes.  The resultant discount is being amortized to interest expense over the estimated four year life of the 6.25% Notes. Discount amortization recorded during the quarter ended September 1, 2007 totaled $0.2 million.

The conversion feature derivative liability was remeasured at May 31, 2007 at its estimated fair value and the increase in value of $0.2 million was recognized as “Loss on mark to market financial instrument related to convertible debt” in the statement of operations.  The conversion feature derivative liability was remeasured again at September 1, 2007 at its estimated fair value and the increase in value of $0.1 million was recognized as “Loss on mark to market financial instrument related to convertible debt” in the statement of operations.

The following table outlines the assumptions the Company used in the Black-Scholes model to value the conversion feature at the dates presented:

	Conversion Feature
	September 1, 2007	May 31, 2007
Contractual term in years	3.6	3.8
Volitility	60.6%	66.8%
Risk-free interest rate	4.7%	4.9%
Dividend yield	0%	0%

Additionally, one of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended, and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable.

The following is a summary of the 6.25% Notes value, as of:

In thousands	September 1, 2007	May 31, 2007
Face value of Notes	$25,750	$25,750
Notes discount	(2,709)	(2,899)
	$23,041	$22,851

Long Term Liability – Deferred Rent

The Company leases facilities for its corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent”. The Company records rent expense at the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $1.0 million and $1.1 million as of September 1, 2007 and May 31, 2007, respectively included in other non-current liabilities.

Line of Credit

In September 2006 and January 2007, the Company renewed and amended its revolving line of credit with Comerica Bank. Under these agreements, the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This bank line, which has a maturity date of August 31, 2008, is secured by substantially all of the Company’s assets and requires that the Company maintain certain financial covenants. The Company currently maintains cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent the Company borrows against this bank line.  There were no borrowings outstanding as of September 1, 2007 and May 31, 2007, respectively.

Commitments and Contingencies

The Company’s lease agreement with 5729 Fontanoso Way, LLC for its corporate headquarters commenced on May 1, 2005 for 60 months. The Company has an option to extend this lease agreement for an additional five year period. In addition, the Company leases facilities for its manufacturing operations in Singapore and for sales and service offices in various locations

        --|||

worldwide. The Company’s rent expense for the three months ended September 1, 2007, and September 2, 2006, was $0.5 million and $0.5 million, respectively.

As of September 1, 2007, contractual obligations and commercial commitments were as follows:

	Payments due by fiscal period
In thousands (unaudited)	Total	Remaining fiscal 2008	2009	2010	2011
Operating leases	$4,498	$1,485	$1,763	$1,247	$3
Purchase commitments	5,896	5,896	-	-	-
Interest payments on 6.25% notes	6,084	805	1,609	1,609	2,061
Principal payment on 6.25% notes	25,750	-	-	-	25,750
Total cash obligations	$42,228	$8,186	$3,372	$2,856	$27,814

Purchase commitments include $5.8 million for inventory.

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

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  Consistent with the provisions of Financial Accounting Statements 123 (revised 2004) “Share Based Payments” (“FAS 123R”) and Securities and Exchange Commission Staff Accounting Bulletin No 107 – Share Based Payment (“SAB 107”), the fair value of each option grant and Employee Stock Purchase Plan (“ESPP”) subscription is estimated on the date of grant. The total stock-based compensation expense for stock options, restricted shares, and ESPP was as follows, before income taxes:

	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
Cost of sales	$13	$17
Engineering, research and development	60	38
Selling, general and administrative	134	145
	$207	$200

As of September 1, 2007, the unamortized stock-based compensation balance related to stock options, restricted stock units, and the ESPP was $2.1 million and will be recognized over an estimated weighted average amortization period of three years. FAS 123(R) requires the Company to calculate the pool of excess tax benefits that are available as of June 1, 2006 to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. The Company has elected to use the regular or long method of determining the tax effects of share-based compensation. The choice of approach will have no impact on the tax benefit pool or the tax expense to be recognized for the current period, due to the Company’s net operating loss position.

Employee Stock Option Plans

 The following table summarizes stock option activity and related information for the period indicated:

        --|||

	Three months ended September 1, 2007
Shares in thousands (unaudited)	Options outstanding	Weighted average exercise prices
Options beginning of period	3,077	$6.53
Granted	917	$2.27
Exercised	(13)	$1.65
Canceled	(100)	$3.57
Options end of period	3,881	$5.62

Restricted Stock Units

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continuing service to the Company. The compensation expense related to these awards was determined using the fair value of common stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units generally vest over three years.   During the three months ended September 1, 2007, no restricted stock units vested.
	Outstanding restricted stock units
Shares in thousands (unaudited)	Options outstanding	Weighted average grant date fair value
Unvested awards beginning of period	521	$2.43
Awards	-	$-
Releases	-	$-
Forfeitures	(35)	$2.43
Unvested awards end of period	486	$2.43

Employee Stock Purchase Plan

In May 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) and reserved 2,000,000 shares for issuance under the Plan. The Company’s 2002 Plan provides that eligible employees may purchase stock through payroll deductions at 85% of its fair value on specified dates.  At September 1, 2007, the Company had 1.5 million shares reserved for future issuance under the 2002 Plan.

	Three months ended
In thousands, except per share data (unaudited)	September 1, 2007	September 2, 2006
Shares issued	24	32
Average purchase price	$2.05	$2.41
Net cash proceeds	$49.5	$78.4
Income tax benefits	$-	$-
Intrinsic value of purchased shares	$8.7	$13.8

Pension Plans

The majority of employees in the United States are covered by 401K type defined contribution plans. In Germany, employees are covered by a defined benefit pension plan (“The Plan”) in accordance with local legal requirements. The Company has purchased insurance policies to cover the payment risk of The Plan.  These insurance policies have not been segregated and restricted to provide for pension benefits and are therefore not considered plan assets  The cash surrender value of these insurance policies as of September 1, 2007 and May 31, 2007 was $1.0 million and  $1.0 million, respectively, and have been included in non-current assets.

Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to

        --|||

allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company has one reportable segment.

The following is a summary of the Company’s net sales to external customers, including related parties by geographic regions:
	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
North America	$4,083	$4,650
Asia	2,249	6,015
Europe	4,159	2,868
	$10,491	$13,533

In the three months ended September 1, 2007, sales to customers in the United States and Taiwan represented 39% and 16% of sales, respectively.  In the same period in 2006, sales to customers in the United States, China, and Thailand represented 34%, 17%, and 14% of sales, respectively. Sales to customers in no other country equaled or exceeded 10% in any of these periods.

The following table presents summary information of the Company's net sales by product, although the Company manages its business as a single operating unit:
	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
Prober systems and software	$6,291	$7,982
Aftermarket prober products and services	4,200	5,551
	$10,491	$13,533

The following table presents summary information of the Company’s significant customers as a percentage of sales:

	Three months ended
(Unaudited)	September 1, 2007	September 2, 2006
Customer A	29%	7%
Customer B	12%	15%
Customer C	9%	11%
Customer D	7%	24%

The following is a summary of the Company’s identifiable long-lived assets by geographic regions as of:

	September 1, 2007	May 31, 2007
In thousands	(unaudited)
Asia	$597	$690
Europe	85	111
International	682	801
North America	3,633	3,978
	$4,315	$4,779

Related Party Transactions

Up to October 2006, one of the Company’s directors was a director of National Semiconductor (“National”), a customer of the Company. One of the Company’s directors is currently an officer of Novellus, Inc., (“Novellus”) a customer of the Company. Various directors of the Company are on the Boards of Directors of the following companies which are customers of the Company: Amkor Technology, Inc (“Amkor”), Triquint Semiconductors, Inc, (“Triquint”), Volterra Semiconductors, Inc. (“Volterra”).

The Company sold prober products to these companies as follows for the periods presented:

        --|||

	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
Amkor	$26	$-
National	-	156
Novellus	5	-
Triquint	2	254
Volterra	2	12
	$35	$422

Accounts receivable from these companies are as follows for the periods presented:

In thousands (unaudited)	September 1, 2007	May 31, 2007
Amkor	$25	$-
National	-	22
Novellus	1	-
Triquint	-	-
Volterra	-	-
	$26	$22

There were no purchases from these companies during these periods.

One of the Company’s directors is an officer of Vignani Inc. (“Vignani”), a vendor of the Company that provides engineering services.  The Company purchased $60,000 and nil from Vignani during the three months ended September 1, 2007 and September 2, 2006, respectively, and there were $45,000 and nil of accounts payable balances due to Vignani at September 1, 2007 and September 2, 2006, respectively.  There were no sales to Vignani during these periods.

Sales terms and pricing and purchase terms and pricing to and from related parties are consistent with those offered by the Company to other customers and purchased by the Company from other vendors.

Subsequent Event

On September 18, 2007 the Company entered into a five year Manufacturing Services Agreement (“Agreement”) with Flextronics International USA, Inc. to outsource its Singapore manufacturing to China. This project will be implemented in two phases. The first phase of approximately six months will transfer the Company’s 8 inch probers, the 4090 product lines, and the second phase, also of approximately six months of duration, will transfer the Company’s 12 inch probers, the EG6000 product lines. This agreement requires the Company to submit rolling unit forecasts to Flextronics, allows the Company to reschedule and modify the forecasts within certain period guidelines, and in certain circumstances allows the Company to share the benefits of cost reduction projects.

Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value method is selected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than June 1, 2008.  Management is currently assessing the impact of the adoption of this Statement.

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

Starting in 2003, we changed our corporate strategy and refocused the Company back to its core competency of wafer probers and extending its wafer probing technologies throughout the back-end of the semiconductor manufacturing process. In December 2004, we introduced a new extended performance 200mm wafer prober, the 4090µ+. In January 2005, we introduced a new 300mm prober, the EG6000, which represents a major advancement in prober design and automation and is focused on providing better performance than currently available from competitors’ products.

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

Due to the cyclicality of the semiconductor equipment industry and the resulting market pressures, we are focusing our efforts in the following areas:

•	Controlling and aligning our costs and revenues to move to break-even and then profitable levels of operation, including positive operating cash flows;
•	Developing successful products and services to meet market windows in our target markets;
•	Successfully completing the outsourcing and moving of our manufacturing from Singapore to China;
•	Successfully completing new customer evaluations of our 300mm products; and
•	Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases in our cost structure.

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

Use of Estimates: The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, allowance for doubtful accounts, tax allowances and reserves, stock based compensation, valuation of long-lived assets, and accruals for such items as restructuring reserves.  We base our estimates on historical experience and on various other

        --|||

assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities.  Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the audit committee.

Revenue recognition: Revenue is recognized on the sale of the Company’s equipment when a customer purchase order or contract has been received, when the products or services have been delivered, when the total purchase price can be assured without making significant concessions, and when the Company’s ability to collect from its customer has been assured.  In recognizing revenue the Company makes certain assumptions and estimates, namely: (i) the Company considers a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) the Company considers systems delivered separately from options to have value to our customers on a stand alone basis if the options have a unique price assigned and are not significant to the total amount of the order and the options are not fundamental to the functionality of the system; (iii) the Company considers systems delivered separately from installation to have value to its  customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing the systems without the support of our installers, installation is routine and inconsequential to the total value of the transaction and routinely sold on a stand-alone basis; and (iv) for most customers the Company assumes that, based on past history, it will continue to collect its receivables from them without payment or product concessions, despite the fact that they have larger financial size relative to the Company and despite its dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables, such as installation and services, the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) vendor specific objective evidence (VSOE) of fair value exists, which is based on the average price charged when each element is sold separately, and (iii) if the arrangement includes a general right of return relative to a delivered item, or if performance of the undelivered item is considered probable and substantially in the control of the Company.  If the Company cannot objectively determine the fair value of any undelivered element include in a multiple element arrangement, the Company defers revenue until all elements are delivered and service have been performed, or until fair value can be objectively determined for any remaining undelivered elements.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Inventory valuation: Inventories are stated at lower of cost or market (estimated net realizable value) using the FIFO method.  We periodically review the carrying value of inventories and non-cancelable purchase commitments by reviewing sales forecasts, material usage requirements, and by reviewing the impact of changes in technology on our products (including engineering design changes). These forecasts of changes in technology, future sales, and pricing are estimates. We may record charges to write down inventories based on these reviews and forecasts. If there is weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold. Inventory purchase commitments considered excess or losses on purchase commitments above market prices are accrued in the period in which such determinations are made.

Warranty: We generally warrant our products for a period of thirteen months from the date of shipment and we accrue a liability for the estimated cost of warranty.  For our established products, this accrual is based on historical experience; and for our newer products, this accrual is based on estimates from similar products.  In addition, from time to time, specific warranty accruals are made for specific technical problems.  If we experience unforeseen technical problems with our products in future periods to meet our product warranty requirements, revisions to our estimated cost of warranty may be required, and our gross margins will be negatively impacted.  Estimates have historically approximated actual results.

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

        --|||

Accounting for Income Taxes.  The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” on June 1, 2007, the first day of the first quarter of fiscal 2008.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  In connection with our implementation of FIN 48, we reevaluated all of our significant tax positions and based upon this evaluation we concluded that our deferred tax assets and liabilities did not differ significantly from our recorded deferred tax assets and liabilities prior to adoption.  Therefore; we did not record any adjustments as of the adoption date.  At the adoption date of June 1, 2007, we had approximately $7.7 million of total gross unrecognized tax benefits, of which $1.1 million (net of the federal benefit on state issues) of unrecognized tax benefits would impact our effective tax rate if recognized. We continue to recognize interest and penalties related to uncertain tax positions in income tax expense.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax liability together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. We establish estimates for these allowances and reserves based on historical experience and other assumptions.  It is our policy to accrue for tax exposures or to release tax reserves in the period in which the facts and circumstances arise that suggest that the valuation allowances or reserves should be modified. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonable foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

When establishing the manufacturing facility in Singapore, the Company received a five-year exemption from Singapore income taxes beginning March 1, 2003 under the condition that certain capital investment and expenditure milestones would be reached by March 1, 2008.  As a result of the Company’s strategic initiatives, which include moving the Company’s manufacturing function from Singapore to China, the Company was exposed to a liability for the taxes that otherwise would have been due during the tax exemption period. During 2007, the Company initiated negotiations with the Singapore government, which were concluded in September 2007 to end the tax exemption period retroactively, and eliminate the remaining investment milestones, in exchange for a three-year tax exemption ending February 28, 2006. The Singapore government agreed to shorten the exemption period and waive the remaining investment milestones.  During the first quarter 2008, the Company accrued $0.3 million to reflect the tax amounts owed as part of this negotiated settlement.

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

As part of the Company’s move to contract manufacturing in China, the Company reviewed for impairment its long-lived assets and concluded that no impairment existed.

Stock based compensation expense: We estimate the value of employee stock options on the date of grant using the Black-Sholes model and amortize these costs on a straight-line basis over the requisite service periods of the awards.  Under SFAS 123(R), the determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, such as:

Expected volatility – historical volatility of the Company’s stock price.
Expected term – historical data on employee exercises and post-vesting employment termination behavior.
Risk free interest rate – an implied yield currently based on United States Treasury rates.
Estimated forfeitures – historical option forfeitures over a given period.

        --|||

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended
(Unaudited)	September 1, 2007	September 2, 2006
Net Sales	100.0%	100.0%
Cost of sales	65.7	85.3
Gross profit	34.3	14.7
Operating expenses:
Engineering, research and development	21.5	20.3
Sales, general and administrative	35.6	36.6
Restructuring and impairment expense	2.6	-
Total operating expenses	59.7	56.9
Operating loss	(25.4)	(42.2)
Interest income	2.3	1.0
Gain on sales of investment	3.4
Interest expense	(6.1)	(1.2)
Other expense, net	(1.6)	(0.6)
Loss on mark to market financial instruments
related to convertible debt	(0.5)	-
Loss before income taxes	(27.9)	(43.0)
Provision for income taxes	3.5	-
Net loss	(31.4)%	(43.0)%

Net Sales

Net sales consist of prober systems and software and aftermarket prober products and services, which consist primarily of services, spare parts, and upgrades. Service revenue, included in aftermarket prober products and services revenue, was 11% of net sales for the three month period ended September 1, 2007, and 9% of net sales for the three month period ended September 2, 2006, respectively.  Net sales of our products are as follows:

	Three months ended
In thousands (unaudited)	September 1, 2007		September 2, 2006
Prober systems and software	$6,291	60%	$7,982	59%
Aftermarket prober products & services	4,200	40%	5,551	41%
	$10,491	100%	$13,533	100%

Net sales decreased year over year by 22% primarily due to decreased volumes of our 4090 200mm products and upgrades. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate.  Additionally, the customer evaluation process for our 300mm prober products can be lengthy and can consume significant Company resources.  Our future sales will be impacted by our ability to successfully complete these product evaluations.

Gross Profit

	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
Gross profit	$3,596	$1,983
Gross profit as a % of net sales	34.3%	14.7%

The increase in gross profit for the first quarter over the previous year was primarily due to an inventory reserve of $3.4 million in the prior year.  Excluding the affect of the prior year inventory reserve, gross profit as a percentage of sales decreased due primarily to a less favorable margin mix with less upgrade revenue in the current period versus the prior year.  We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for

        --|||

semiconductors, product mix, our ability to adequately execute product cost reduction programs, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
ER&D	$2,250	$2,743
ER&D as a % of net sales	21.5%	20.3%

The reduction of engineering, research and development expenses for the three months ended September 1, 2007 versus the prior year quarter was primarily due to a reduction in headcount ($0.3 million) and reduced evaluation costs ($0.1 million).  As a percentage of net sales, ER&D expenses increased for the three months ended September 1, 2007 as a result of a larger percentage decrease in net sales as compared to the decreases in spending.  During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in selective new wafer prober product development programs. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
SG&A	3,738	$4,960
SG&A as a % of net sales	35.6%	36.6%

The decrease in sales, general and administrative expenses for the three month period ended September 1, 2007 over the previous year quarter was primarily due to decreased personnel costs and related expenses due to lower headcount.  SG&A expenses consist principally of employee salaries and benefits, travel, promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Interest Income

	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
Interest income	$238	$110

The increase in interest income in the first quarter of fiscal 2008 over the previous year period resulted primarily from higher average cash balance resulting from the issue of $25.75 million in convertible notes.

Gain on Sale of Investments
	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
Gain on sale of investments	$362	$-

This gain in the period ended September 1, 2007 resulted from the sale of marketable securities received as part of the demutualization of the Company’s life and disability insurance carrier in prior years.  The Company had previously not recorded these securities and liquidated them during the quarter ended September 1, 2007.  The effect on prior years was determined by management to not be material.

Interest Expense
	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
Interest expense	$636	$166

The increase in interest expense is largely due to increased interest expenses and discount amortization of our 6.25% Notes.

        --|||

Provision (Benefit) for Income Taxes

	Three months ended
In thousands (unaudited)	September 1, 2007	September 2, 2006
Provision for income taxes	$368	$4

Income tax provision for the three months ended September 1, 2007 is primarily related to accrued Singapore taxes related to moving from a five year tax exempt period to a three year tax exempt period.  We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.  We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

 Liquidity and Capital Resources

  Operating activities: Cash used in operating activities was $2.0 million during the three months ended September 1, 2007.  The primary use of cash was to fund operational losses and reduced accrued liabilities. Cash used in operating activities for the three months ends September 2, 2006 was $3.2 million

Investing activities: Cash used by investing activities was $35,000 in the three months ended September 1, 2007 was for capital expenditures. Cash provided by investing activities was $1.9 million in the three months ended September 2, 2006 was due to the maturity of investments offset by purchases of capital assets.

Financing activities: During the three months ended September 1, 2007, cash of $8.5 million was used by financing activities due to the payoff of our maturing 5.25% Notes partially offset by the $0.1 million of stock option exercises and ESPP purchases. During the three months ended September 2, 2006, cash provided by financing activities was $0.1 million from stock option exercises and ESPP purchases.

Liquidity: Our principal source of liquidity as of September 1, 2007 consisted of $20.3 million of cash and cash equivalents.  As of September 1, 2007, we had net working capital of $31.2 million.  During 2008, we continue to emphasize reduction of our utilization of cash, including improving gross margins on sales, maintaining spending controls and additional headcount reductions.  In March 2007, the Company completed a $25.75 million private placement of 6.25% fixed rate convertible senior subordinated secured notes (the “6.25% Notes Offering”). We used part of the net proceeds from this offering to repay our existing 5.25% Notes in June 2007. We currently anticipate that our available cash and proceeds from our line of credit at September 1, 2007 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next 12 months.  The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will be reduced below its current level or that we will have sufficient capital available to us to support our business activities.

In September 2006 and January 2007, we renewed and amended our revolving line of credit with Comerica Bank. Under these agreements, we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit, which has a maturity date of August 31, 2008, is secured by certain of the Company’s assets and requires that we maintain certain financial covenants. We currently maintain cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent we borrow against this credit line.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 1, 2007, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.02 million.  For financial market risks related to changes in foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2007.

        --|||

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, with respect to our internal control over financial reporting, our disclosure controls as of September 1, 2007 were effective.

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

ITEM 1A.    RISK FACTORS

Semiconductor industry downturns adversely affect our revenues and operating results. Our business largely depends on capital expenditures by semiconductor manufacturers and semiconductor test companies, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by our need to invest in the engineering, research and development and marketing required to penetrate targeted markets and maintain customer service and support. During periods of rapid growth, we must be able to rapidly increase manufacturing capacity and personnel to meet customer demand. We cannot assure our investors that these objectives can be met, which would likely have a material and adverse effect on our business and operating results.

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations.  If we do not meet our forecasts and additional capital is unavailable, we may have insufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan. Total revenues were $10.5 million, $44.6 million, and $44.3 million, respectively, for the three months ended September 1, 2007 and the years ended May 31, 2007 and 2006. We incurred operating losses of $2.7 million, $17.9 million, and $15.7 million for the same periods, respectively. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. Our cash, cash equivalents and short-term investments totaled $20.3 million at September 1, 2007.  Our cash used in operating activities was $2.0 million during the three months ended September 1, 2007. We currently anticipate that our future cash from operations, available cash and cash equivalents, and our available credit facilities at September 1, 2007 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will remain at or be reduced below its current level or that we will have sufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan.  We cannot assure you that additional financing if needed will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be negatively impacted.

        --|||

Our operating results are subject to variability and uncertainty, which could negatively impact our stock price.  We have experienced and expect to continue to experience significant fluctuations in our results.  Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period.  Our sales have often reflected orders shipped in the same period that they were received.  Customers may cancel or reschedule shipments, and production difficulties could delay shipments.  For the three months ended September 1, 2007 and the years ended May 31, 2007 and 2006 five of our customers accounted for  62%,  42%, and 51%, respectively, of our net sales.  If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations.  Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors.  Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

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

We have incurred substantial indebtedness as a result of the sale of convertible Notes.  As of May 31, 2007 the Company had $8.5 million of 5.25% Notes which become due on June 15, 2007. In March 2007, the Company completed a $25.75 million private placement of 6.25% Notes. The Company used part of  the 6.25% Notes proceeds to repay in June the $8.5 million of 5.25% Notes which matured. These 6.25% Notes obligations are due in 2027; however, the holders have the right in March 2011 and on various other dates prior to maturity to demand repayment in full. Additionally, one of the covenants of our debenture agreement with respect to the 6.25% Notes can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended (“1934 Act”), and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable. As a result of our restructuring efforts, the Company has fewer employees to perform the day-to-day controls, processes and activities which increases the risk that we will be unable to make timely filings in accordance with the 1934 Act.These 6.25% Notes could materially and adversely affect our ability to obtain additional debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. We expect holders of the 6.25% Notes to convert their notes or require us to purchase our outstanding 6.25% Notes in March, 2011, the earliest date allowed by the terms of the 6.25% Notes. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

        --|||

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

Our dependence on contract manufacturers and sole source suppliers and our transition to a completely outsourced manufacturing model may prevent us from delivering our products on time, may damage our customer relations, and may harm our business.  On September 18, 2007, the Company signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. to outsource its Singapore manufacturing to China.  We believe through outsourcing our manufacturing we can achieve cost efficiencies, volume flexibility, and better lead times.  However, we cannot assure we will be successful in transitioning to a manufacturing-outsourcing model or that we will achieve the expected cost efficiencies and volume flexibility.  It is anticipated that this project will be implemented in two phases. The first phase of approximately six months will transfer the Company’s 8 inch probers, the 4090 product lines, and the second phase, also of approximately six months of duration, will transfer the Company’s 12 inch probers, the EG6000 product lines. This agreement will require the Company to submit rolling unit forecasts, allow the Company to reschedule and modify the forecasts within certain period guidelines, and in certain circumstances allow the Company to share the benefits of cost reduction projects. Reliance on a third-party manufacturer exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Moreover, because our products are complex to manufacture, transitioning manufacturing activities from one location to another is complicated. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. Should our contract manufacturer be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship orders and to realize the related revenues when anticipated could be materially impacted.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.  We have experienced fluctuations in our international sales and operations.  International sales accounted for 60%, 56%, and 58% of our net sales for the quarter ended September 1, 2007, the years ended May 31, 2007 and 2006, respectively.  We expect international sales to continue to represent a significant percentage of net sales.  We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

        --|||

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

In addition, an increasing portion of our products and the products we purchase from our suppliers are sourced or manufactured in foreign locations, including Singapore and China, and a large portion of the devices our products test are fabricated and tested by foundries and subcontractors in Taiwan, Singapore, China and other parts of Asia. As a result, we are subject to a number of economic and other risks, particularly during times of political or financial instability in these regions. Disruption of manufacturing or supply sources in these international locations could materially adversely impact our ability to fill customer orders and potentially result in lost business.

Our business will be harmed if we cannot hire and retain key personnel.  Our future success partly depends on our ability to hire and retain key personnel. We also need to attract additional skilled personnel in all areas to grow our business. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Our common stock is currently trading at a price below the exercise price of most of our outstanding stock options.

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

We are continuously exposed to risks from recent legislation requiring companies to evaluate the Company’s internal controls over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting each year. We expect to continue to incur expenses and to devote management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Electroglas may be adversely affected and could cause a decline in the market price of our stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

        --|||

ITEM 5.    OTHER INFORMATION

Ratio of Earnings to Fixed Charges

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the periods presented.

Three months ended			Five months ended
September 1, 2007	2007	2006	May 31, 2005	2004
(1)	(1)	(1)	(1)	(1)

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

(1) We would have had to generate additional earnings for the three months ended September 1, 2007, the fiscal year ended May 31, 2007 and 2006, the five months ended May 31, 2005 and the year ended December 31, 2004 of $2.9 million, $18.8 million, $34.7 million, $12.4 million, and $6.3 million, respectively to achieve a ratio of 1:1.

Changes to Procedures for Security Holder Recommendations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the time of our last required disclosure.

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 10-Q
a.  Exhibits.

3.1	Certificate of Incorporation of Electroglas, Inc., as amended.(1)
3.2	By-laws of Electroglas, Inc., as amended.(1)
3.3	Certificate of Designation for Electroglas, Inc.(2)
4.1	Indenture, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc., and The Bank of New York, as trustee.(3)
4.2	Form of 6.25% Convertible Senior Subordinated Secured Notes due 2027.(3)
10.1	Amendment No. 5 to Loan and Security Agreement dated as of January 22, 2007, by and between Electroglas, Inc. and Comerica Bank. (4)
10.2	Securities Purchase Agreement, dated as of March 21, 2007, by and among Electroglas, Inc., Piper Jaffray & Co. and the buyers of the 6.25% Notes.(5)
10.3	Registration Rights Agreement, dated as of March 21, 2007, by and between Electroglas, Inc. and the buyers of the 6.25% Notes.(5)
10.4	Security Agreement, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc. and The Bank of New York, as collateral agent.(5)
10.5	Intercreditor Agreement, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc., Comerica Bank, and The Bank of New York.(5)
10.6	Amendment No. 6 to Loan and Security Agreement dated as of March 26, 2007, by and between Electroglas, Inc. and Comerica Bank.
10.7	Flextronics Manufacturing Services Agreement (Portions of the Exhibit 10.7 have been omitted pursuant to a request for confidential treatment.)
31.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 33-61528), which became effective on June 23, 1993.
(2)	Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998.

        --|||

(3)
Exhibits 4.1 and 4.2 are incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007.

(4)	Exhibit 10.1 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2007.
(5)
Exhibits 10.2, 10.3, 10.4 and 10.5 are incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            ELECTROGLAS, INC.

DATE: October 9, 2007                                                      BY: /s/ Thomas E. Brunton
                                    Thomas E. Brunton
                                    Chief Financial Officer, Principal Financial and Accouting Officer

        --|||