Form 10-Q
period 2007-12-01
ELECTROGLAS INC
filed 2008-01-09
CIK 902281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

                                                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 1, 2007

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
Yes ___     No   X

As of January 2, 2008, 26,504,000 shares of the Registrant's Common Stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the related notes thereto.  This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward-looking statements.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements.  The forward-looking statements include, without limitation, statements regarding:

•	Our belief that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position;
•	Our belief that alternative sources of components and subassemblies included in our products that are obtained from a single source exist or can be developed, if required;
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

•	Our expectation that the semiconductor test markets will remain highly cyclical and difficult to forecast;
•	Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;
•	Our intention to control discretionary expenses and continue investing in our new product programs;
•	Our intention not to repatriate earnings from foreign subsidiaries and the effect of any repatriation of foreign earnings on income taxes;
•	Our cash contractual obligations as of December 1, 2007;
•
Our anticipation that our future cash from operations, available cash and cash equivalents, and proceeds from our line of credit at December 1, 2007 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;

•	Our expectation that external financing vehicles will continue to be available to us;
•
Our expectation that the holders of the 6.25% Notes will convert the Notes into Common Stock at some time prior to March 2011 or if not converted prior to that date the note holders will require us to purchase the Notes at that time;

•	Our belief that future sales will be impacted by our ability to succeed in new product evaluations;
•	Our belief that we have and can maintain certain technological and other advantages over our competitors;
•	Our belief that our success depends in significant part on our intellectural property, innovation, technological expertise and distribution strength;
•	Our belief that our future success partly depends on our ability to hire and retain key personnel and the ability to attract additional skilled personnel in all areas to grow our business;
•	Our current intention not to issue any preferred stock;
•	Our belief that we currently have adequate internal controls over financial reporting;
•	Our expectation with respect to continuing to incur expenses and to devote management resources to Section 404 compliance;
•
Our belief that our current foreign exchange exposure in all international operations is not material to our consolidated financial statements because we primarily transact business in United States dollars;

•	Our belief that the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations;
•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements;
•	Our statements relating to outstanding restructuring charges and the timing of payment of such charges;
•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;
•	Our intention to emphasize outsourcing in functional areas where it is cost effective and increases the Company’s competitive position;
•	Our belief that in order to become profitable, our market share for our products must improve;
•	Our intention to continue to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls
•	Our belief that critical accounting policies affects our judgments and estimates used in the preparation of our consolidated financial statements;

•	Our intention to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability; and
•	Our belief that we have adequately accrued for any foreseeable outcome related to any foreign and domestic tax issues on a more likely than not basis.

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

PART I.                       FINANCIAL INFORMATION
ITEM 1.                       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended		Six months ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Sales	$ 10,192	$ 11,729	$ 20,648	$ 24,840
Sales to related parties	1,189	852	1,224	1,274
Net sales	11,381	12,581	21,872	26,114
Cost of sales	8,283	8,690	15,178	20,240
Gross profit	3,098	3,891	6,694	5,874
Operating expenses:
Engineering, research and development	2,209	2,833	4,459	5,576
Sales, general and administrative	3,601	4,190	7,339	9,150
Restructuring and impairment charges	186	(25)	459	(25)
Total operating expenses	5,996	6,998	12,257	14,701
Operating loss	(2,898)	(3,107)	(5,563)	(8,827)
Interest income	208	122	446	232
Gain on sale of investments	-	-	362	-
Interest expense	(604)	(167)	(1,240)	(333)
Gain on mark to market financial instrument
related to convertible debt	142	-	85	-
Other expense, net	(125)	(70)	(297)	(115)
Loss before income taxes	(3,277)	(3,222)	(6,207)	(9,043)
Provision for income taxes	56	4	424	8
Net loss	$ (3,333)	$ (3,226)	$ (6,631)	$ (9,051)

Basic net loss per share	$ (0.13)	$ (0.12)	$ (0.25)	$ (0.34)
Diluted net loss per share	$ (0.13)	$ (0.12)	$ (0.25)	$ (0.34)
Shares used in basic calculations	26,348	26,282	26,337	26,259
Shares used in diluted calculations	26,348	26,282	26,337	26,259

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 1, 2007	May 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 18,927	$ 30,788
Accounts receivable, net of allowances of $371 and $392	7,411	9,833
Accounts receivable from related parties	1,009	22
Inventories	12,474	11,883
Restricted cash	-	500
Prepaid expenses and other current assets	3,664	2,355
Total current assets	43,485	55,381
Equipment and leasehold improvements, net	3,789	4,779
Goodwill	1,942	1,942
Other assets	3,625	3,732
Total assets	$ 52,841	$ 65,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 7,996	$ 5,953
Accrued liabilities	6,019	5,711
Deferred revenue	751	1,036
Accrued losses on inventory purchase commitments	-	636
Convertible subordinated 5.25% notes	-	8,486
Total current liabilities	14,766	21,822
Convertible subordinated 6.25% notes	23,231	22,851
Financial instrument related to 6.25% notes	-	3,192
Other non-current liabilities	2,272	2,466
Total liabilities	40,269	50,331
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 60,000,000 and 40,000,000 shares authorized; 26,504,000 and
26,466,000 shares issued; 26,349,000 and 26,311,000 outstanding	265	265
Additional paid-in capital	199,286	195,586
Accumulated deficit	(184,683)	(178,052)
Cost of common stock in treasury; 155,000 shares	(2,296)	(2,296)
Total stockholders’ equity	12,572	15,503
Total liabilities and stockholders’ equity	$ 52,841	$ 65,834
Se    See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	December 1, 2007	December 2, 2006
Cash used in operating activities
Net loss	$ (6,631)	$ (9,051)
Charges to net loss not affecting cash	4,040	5,184
Changes in operating assets and liabilities	(725)	(1,708)
	(3,316)	(5,575)
Cash (used in) provided by investing activities
Capital expenditures	(79)	(432)
Maturities of investments	-	1,999
	(79)	1,567
Cash (used in) provided by financing activities
Pay off of 5.25% convertible notes	(8,500)	-
Debt issuance costs related to issuance of convertible notes	(52)	-
Stock option exercises and employee stock purchase plan	71	86
	(8,481)	86

Effect of exchange rate changes on cash	15	(5)
Net decrease in cash and cash equivalents	(11,861)	(3,927)
Cash and cash equivalents at beginning of period	30,788	17,293
Cash and cash equivalents at end of period	$ 18,927	$ 13,366

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements and therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The Company’s fiscal quarters consist of thirteen weeks and end on a Saturday, except for the fourth quarter which ends on May 31st.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2007. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”) as of the first day of the first quarter of fiscal 2008.  The Company has not otherwise materially changed its significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for such items as revenue recognition, inventory valuation, warranty reserves, allowances for doubtful accounts, tax valuation allowances, stock-based compensation assumptions, valuation of derivative financial instruments, and accruals such as restructuring reserves. These estimates and assumptions affect the amounts reported in the financial statements, and actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Comprehensive Loss

Comprehensive loss includes net loss as well as additional other comprehensive income (loss) items. The following schedule summarizes the activity net of related taxes:

	Three months ended		Six months ended
In thousands (unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Net loss	$ (3,333)	$ (3,226)	$ (6,631)	$ (9,051)
Unrealized gains (losses) on investments, net	-	-	-	25
Comprehensive loss	$ (3,333)	$ (3,226)	$ (6,631)	$ (9,026)

At December 1, 2007 and December 2, 2006, there were no accumulated other comprehensive gains or losses included in the Company’s balance sheet.

Inventories

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out or FIFO method. The Company periodically reviews the carrying value of its inventories and non-cancellable purchase commitments.  The Company may record charges to inventory reserves due to excess, obsolete and slow moving inventories. The Company’s reserve analysis is based on the estimated impact of changes in technology on the Company’s products (including engineering design changes) and the timing of these changes. The Company also considers future sales forecasts, product order history, and backlog to assess its inventory requirements. Inventory on loan to customers is included in finished goods inventory. Loaner inventory is reserved beginning in the ninth month after shipment through the twentieth month to a 10% residual value and is charged to the organization responsible for the inventory, either Engineering or Sales. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional reserves of inventories may be required which will negatively impact gross margins. Inventory reserves are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. As a result of these analyses, the Company recorded inventory provisions and amortization of $0.5 million and $(0.2) million in the three months and $1.1 million and $3.5 million in the six months ended December 1, 2007 and December 2, 2006, respectively.

The following is a summary of inventories by major category:

	December 1, 2007	May 31, 2007
In thousands	(unaudited)
Raw materials	$ 8,555	$ 7,807
Work in process	2,708	2,327
Finished goods	1,211	1,749
	$ 12,474	$ 11,883

Warranty Reserves and Guarantees

The Company generally warrants its products for a period of thirteen months from the date of shipment and accrues for the estimated cost of warranty.  For established products, this accrual is based on historical experience; and for newer products, this accrual is based on estimates from similar products.  In addition, from time to time, specific warranty accruals are made for specific technical problems. Revenues associated with extended warranties are measured based on fair value and recognized ratably over the extended warranty period.

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands (unaudited)	Balance at Beginning of Period	New Warranties Charged to Costs of Sales	Warranty Reserve Utilized	Changes in Estimated Costs for Existing Warranties	Balance at End of Period
Three months ended December 1, 2007	$ 1,218	$ 594	$ (293)	$ (482)	$ 1,037
Three months ended December 2, 2006	$ 1,227	$ 894	$ (751)	$ 67	$ 1,437

Six months ended December 1, 2007	$ 1,242	$ 1,114	$ (758)	$ (561)	$ 1,037
Six months ended December 2, 2006	$ 1,518	$ 2,016	$ (1,305)	$ (792)	$ 1,437

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

Restructuring Charges

Inthe second quarter and first six months of fiscal 2008, the Company recorded a restructuring charge of $0.2and $0.5million, respectively, relatedto a reduction of workforce in its foreign offices. The liability for restructuring charges is includedin accrued liabilities.

Details of the restructuring charges for the 2008 restructuring plan are as follows.  These costs are anticipated to be substantially paid by the end of fiscal 2008.

	Three months ended December 1, 2007			Six months ended December 1, 2007
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$ 137	$ 162	$ 299	$ 227	$ 94	$ 321
Restructuring charges	-	186	186	197	262	459
Asset write-offs	-	(73)	(73)	-	(81)	(81)
Cash payments	(137)	(26)	(163)	(424)	(26)	(450)
Ending balance	$ -	$ 249	$ 249	$ -	$ 249	$ 249

    Details of the restructuring charges for the 2004 restructuring plan were as follows and these costs were fully paid by the end of fiscal 2007.

	Three months ended December 2, 2006			Six months ended December 2, 2006
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$ -	$ 310	$ 310	$ -	$ 365	$ 365
Cash payments	-	(81)	(81)	-	(136)	(136)
Ending balance	$ -	$ 229	$ 229	$ -	$ 229	$ 229

 Income Taxes

The Company had a nominal tax provision for the second quarter of fiscal 2008 and 2007, respectively comprised of foreign income and withholding taxes. The Company had $0.4 million and a nominal tax provision for the first six months of fiscal 2008 and 2007, respectively comprised of foreign income and withholding taxes.

When establishing the manufacturing facility in Singapore, the Company received a five-year exemption from Singapore income taxes beginning March 1, 2003 under the condition that certain capital investment and expenditure milestones would be reached by March 1, 2008. As a result of the Company’s strategic initiative of moving the Company’s manufacturing function from Singapore to China, the Company was exposed to a liability for the taxes that otherwise would have been due during the tax exemption period. During 2007, the Company initiated negotiations with the Singapore government, which were concluded in September 2007 to end the tax exemption period retroactively, and eliminate the remaining investment milestones, in exchange for a three-year tax exemption ending February 28, 2006. The Singapore government agreed to shorten the exemption period and waive the remaining investment milestones.  During the first quarter 2008, the Company accrued $0.3 million to reflect the tax amounts owed as part of this negotiated settlement.

The Company uses estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities. It is the Company’s policy to accrue for income tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. As of December 1, 2007 and May 31, 2007, income tax related reserves totaled approximately $1.1 million. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” on June 1, 2007, the first day of the first quarter of fiscal 2008.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition of deferred tax assets and liabilities, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  In connection with our implementation of FIN 48, we reevaluated all of our significant tax positions and based upon this evaluation we concluded that our deferred tax assets and liabilities did not differ significantly from our recorded deferred tax assets and liabilities prior to adoption.  Therefore; we did not record any adjustments as of the adoption date.  At the adoption date of June 1, 2007, we had approximately $7.7 million of total gross unrecognized tax benefits, of which $1.1 million (net of the federal benefit on state issues) of unrecognized tax benefits would impact our effective tax rate if recognized. We continue to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

Convertible Subordinated Notes (“5.25% Notes”), Debt Conversion Expense and Warrants

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes (the “5.25% Notes”) due in June 2007. Interest on the 5.25% Notes was payable each year on the fifteenth of June and December and was charged to interest expense. In the transition period ended May 31, 2005, the Company repurchased a total of $2.0 million of the 5.25% Notes. During May 2006, the Company exchanged $25.0 million of 5.25% Notes for 4,268,000 shares of Common Stock and $7.5 million in cash in privately negotiated transactions. The Company repaid the $8.5 million balance of the 5.25% Notes plus accrued interest on the June 15, 2007 maturity date.

Senior Subordinated Secured Notes (“6.25% Notes”)

In March 2007, the Company completed a $25.75 million private placement of 6.25% (payable semi-annually in June and December) fixed rate senior subordinated secured notes (the “6.25% Notes”). The Company recorded debt issuance expenses totaling $2.3 million as a prepaid expense and these costs are being amortized to other expense using a method that approximates the effective interest method over the estimated four year life of the 6.25% Notes, which coincides with the earliest date upon which the note holders can require the Company to repurchase the Notes. The 6.25% Notes are due in March 2027; however, the holders may require the Company to repurchase for cash on March 26, 2011 and various future dates at a price equal to 100% of the principal amount plus accrued interest, if any, to the applicable repurchase date. The 6.25% Note terms restrict the Company from transferring capital to certain of its subsidiaries, restrict the payment of dividends, and contain certain other restrictions. Additionally, one of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended, and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable.

The 6.25% Notes are convertible at any time prior to maturity at the election of the bond holders into shares of Common Stock at a conversion price of $2.295, which represented a 12.5% premium over the Company’s stock price on the date of the private placement’s closing. If fully converted, the 6.25% Notes would convert into approximately 11.22 million shares of Common Stock. At any time prior to maturity, subject to certain limitations, the Company may elect to automatically convert (“Auto Convert”) the 6.25% Notes into Common Stock if the closing price of the Common Stock has exceeded 150% (above $3.44 per share) of the conversion price for at least 20 trading days during any 30-day period prior to the Company giving notice to the bond holders. If the Company elects to Auto Convert within the first three years, the Company will be required to pay the bond holders interest for the three year period (make-whole), less any interest paid to that date. The Company considers this interest make-whole provision to be an embedded derivative and determined the value of it to be negligible.  The Company can also after three years redeem the 6.25% Notes for cash at 100% of the principal amount plus accrued interest.

The 6.25% Notes are senior subordinated secured debt ranked junior to the Company’s Comerica bank line borrowings and are secured by a second priority lien on substantially all of the Company’s assets.  The terms of the 6.25% Notes requiredthe Company to use part of the proceeds to repay the Company’s outstanding $8.5 million in 5.25% Notes due June 15, 2007.  These 5.25% Notes were paid off in June 2007.

The 6.25% Notes contained an embedded derivative requiring bifurcation and valuation in accordance with the guidance in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Furthermore, in analyzing the terms of the 6.25% Notes, the Company determined that the notes represent non-conventional convertible debt as defined in EITF Issue 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” due to the fact that the 6.25% Notes contain provisions that provide for adjustment to the number of shares into which the notes are convertible and, therefore, the number of shares issuable upon conversion is not fixed. Under the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  this conversion feature would be classified as a liability if it were a freestanding financial instrument, due to the fact that at issuance and through the remainder of the year ended May 31, 2007, the Company did not have enough authorized and unissued shares available to fully settle the maximum potential number of shares that could be required to be delivered under the terms of all of  the Company’s existing financial instruments.  As a result, to the extent that a shortfall exists between the maximum potential shares issuable under the conversion feature of approximately 13,365,000 shares and the minimum number of shares the Company has available for issuance of approximately 10,091,000 (resulting in a shortfall of approximately 3,274,000 shares), the Company has calculated the relative portion of the fair value of the conversion feature that pertains to this shortfall to be $3.0 million (see discussion of valuation methodology below) and has recognized this amount as a separate derivative liability with an offsetting discount to  the carrying value of the 6.25% Notes.  The resultant discount is being amortized to interest expense over the estimated four year life of the 6.25% Notes. Discount amortization recorded during the three and six month period ended December 1, 2007 totaled $0.2 million and $0.4 million respectively.

On October 17, 2007, at the annual meeting of stockholders, the stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s Common Stock from 40,000,000 to 60,000,000. This increase in authorized common shares eliminated the shortfall that existed between the maximum potential shares issuable under the conversion feature and the number of authorized shares, and thereby eliminated the embedded derivative liability established in accordance with SFAS 133 when the 6.25% Notes were issued. On October 17, 2007 the conversion feature derivative liability was remeasured at its estimated fair value and the increase in value of $0.1 million was recognized as a gain on mark to market financial instrument in the statement of operations and the financial instrument liability of $3.1 million was reclassified to additional paid-in capital.

The following table outlines the assumptions the Company used in the Black-Scholes model to value the conversion feature at the dates presented:

	Conversion Feature
	October 17, 2007	May 31, 2007
Contractual term in years	3.4	3.8
Volatility	59.9%	66.8%
Risk-free interest rate	4.7%	4.9%
Dividend yield	0%	0%

The following is a summary of the 6.25% Notes value, as of:

In thousands	December 1, 2007	May 31, 2007
Face value of Notes	$ 25,750	$ 25,750
Notes discount	(2,519)	(2,899)
	$ 23,231	$ 22,851

Long Term Liability – Deferred Rent

The Company leases facilities for its corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent”. The Company records rent expense at the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $0.9 million and $1.1 million as of  December 1, 2007 and May 31, 2007, respectively, included in other non-current liabilities.

Line of Credit

In September 2006 and January 2007, the Company renewed and amended its revolving line of credit with Comerica Bank. Under these agreements, the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This bank line, which has a maturity date of August 31, 2008, is secured by substantially all of the Company’s assets and requires that the Company maintain certain financial covenants. The Company currently maintains cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent the Company borrows against this bank line.  There were no borrowings outstanding as of December 1, 2007 and May 31, 2007, respectively.

Commitments and Contingencies

The Company’s lease agreement with 5729 Fontanoso Way, LLC for its corporate headquarters commenced on May 1, 2005 for 60 months. The Company has an option to extend this lease agreement for an additional five year period. In addition, the Company leases facilities for its manufacturing operations in Singapore and for sales and service offices in various locations worldwide. The Company’s rent expense for the three months ended December 1, 2007, and December 2, 2006, was $0.4 million and $0.4 million, respectively. The Company’s rent expense for the six months ended December 1, 2007, and December 2, 2006, was $0.8 million and $0.8 million, respectively.

As of December 1, 2007, contractual obligations and commercial commitments were as follows and include $4.6 million for inventory purchase commitments:

	Payments due by fiscal period
In thousands (unaudited)	Total	Remaining fiscal 2008	2009	2010	2011
Operating leases	$ 4,094	$ 986	$ 1,828	$ 1,277	$ 3
Purchase commitments	4,744	4,744	-	-	-
Interest payments on 6.25% notes	6,084	805	1,609	1,609	2,061
Principal payment on 6.25% notes	25,750	-	-	-	25,750
Total cash obligations	$ 40,672	$ 6,535	$ 3,437	$ 2,886	$ 27,814

On September 18, 2007, the Company signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. to outsource its Singapore manufacturing to China. As part of this Agreement, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these non-cancelable, non-returnable (“NCNR”) Flextronics orders until the finished products are shipped to the Company.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges.

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

Stock-Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors with broad discretion in creating employee equity incentives. In October 2006,the Company’s stockholders approved a new stock incentive plan (the “2006 Plan”) to replace the Company’s 1997 Stock Incentive Plan (the “1997 Plan”) and the Company’s 2001 Non-Officer Employee Stock Incentive Plan (the “2001 Plan”). The stockholders approved a total of 4.0 million shares of Common Stock (2.0 million of which may be restricted shares) reserved for issuance under the 2006 Plan, plus the number of shares of Common Stock that remained available for grants of awards under the 1997 and 2001 Plans (1.4 million shares), plus any shares of Common Stock that would otherwise return to these plans as a result of forfeiture, termination or expiration of awards previously granted under these plans. Stock options are generally time-based, vesting on each annual anniversary of the grant date over three to four years and expire six to seven years from the grant date.  As of December 1, 2007, there were 4,557,000shares available for grant.

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  Consistent with the provisions of Financial Accounting Statements 123 (revised 2004) “Share Based Payments”(“FAS 123R”) andSecurities and Exchange Commission Staff Accounting Bulletin No 107 –Share Based Payment (“SAB 107”), the fair value of each option grant and Employee Stock Purchase Plan (“ESPP”) subscription is estimated on the date of grant. The total stock-based compensation expenseforstock options, restricted shares,and ESPPwas as follows, before income taxes:

	Three months ended		Six months ended
In thousands (unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Cost of sales	$ 25	$ 25	$ 38	$ 42
Engineering, research and development	76	61	136	99
Selling, general and administrative	213	169	347	315
	$ 314	$ 255	$ 521	$ 456

As of December 1, 2007, the unamortizedstock-based compensation balance related to stock options, restricted stock units, and the ESPP was $1.8million andwill be recognized over an estimated weighted average amortization period of three years. FAS 123(R)requires the Company to calculate the pool of excess tax benefits that are available as of June 1, 2006 to absorb tax deficiencies recognized in subsequent periods, assuming the Companyhad applied the provisions of the standard in prior periods. The Company has elected to use the regular or long method of determining the tax effects of share-based compensation. The choice of approach will have no impact on the tax benefit pool orthetax expense to be recognized for the current period, due to the Company’s net operating loss position.

The following table summarizes stock option activity and related information for the period indicated:

	Six months ended December 1, 2007
Shares in thousands (unaudited)	Options outstanding	Weighted average exercise prices
Options beginning of period	3,077	$ 6.53
Granted	967	$ 2.26
Exercised	(14)	$ 1.66
Canceled	(386)	$ 9.74
Options end of period	3,644	$ 5.08

 Restricted stock units are converted into shares of Common Stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continuing service to the Company. The compensation expense related to these awards was determined using the fair value of Common Stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units generally vest over three years.   During the six months ended December 1, 2007, no restricted stock units vested.

The following table summarizes restricted stock unit activity and related information for the period indicated:

	Six months ended December 1, 2007
Stock units in thousands (unaudited)	Options outstanding	Weighted average grant date fair value
Unvested awards beginning of period	521	$ 2.43
Awards	-	$ -
Releases	-	$ -
Forfeitures	(48)	$ 2.43
Unvested awards end of period	473	$ 2.43

Employee Stock PurchasePlan

In May 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) and reserved 2,000,000 sharesfor issuance under the Plan. The Company’s 2002 Plan providesthat eligible employees may purchase stock through payroll deductions at 85% of its fair value on specified dates.  At December 1, 2007, the Company had 1.5million shares reserved for future issuance under the 2002 Plan.

The following table summarizes employee stock purchase activity and related information for the periodsindicated:

Six months ended
In thousands, except per share data (unaudited)	December 1, 2007	December 2, 2006
Shares issued	24	32
Average purchase price	$ 2.05	$ 2.41
Net cash proceeds	$ 50	$ 78
Income tax benefits	-	-
Intrinsic value of purchased shares	$ 9	$ 14

Pension Plans

The majority of employees in the United States are covered by 401K type defined contribution plans. In Germany, employees are covered by a defined benefit pension plan (“The Plan”) in accordance with local legal requirements. Amounts included in other non-current liabilities as of December 1, 2007 and May 31, 2007 related to the defined benefit pension plan were $1.0 million and $0.9 million, respectively.  The Company has purchased insurance policies to cover the payment risk of The Plan.  These insurance policies have not been segregated and restricted to provide for pension benefits and are therefore not considered plan assets  The cash surrender value of these insurance policiesas of December 1, 2007 and May 31, 2007 was $1.1million and  $1.0 million, respectively, and have beenincluded in non-current assets.

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

The following is a summary of the Company’s net sales to external customers, including related parties by geographic regions:
	Three months ended				Six months ended
In thousands (unaudited)	December 1, 2007		December 2, 2006		December 1, 2007		December 2, 2006
Asia	$ 1,827	16%	$ 2,808	22%	$ 4,139	19%	$ 8,828	34%
Europe	4,600	40%	2,858	23%	8,688	40%	5,721	22%
International	6,427	56%	5,666	45%	12,827	59%	14,549	56%
North America	4,954	44%	6,915	55%	9,045	41%	11,565	44%
	$ 11,381	100%	$ 12,581	100%	$ 21,872	100%	$ 26,114	100%

In the three months ended December 1, 2007, sales to customers in the United States, Philippines and Singapore represented 43% , 12% and 10% of sales, respectively.  In the same period in 2006, sales to customers in the United States represented 55% of sales. In the six months ended December 1, 2007, sales to customers in the United States` and Taiwan represented 41% and 11% of sales, respectively.  In the same period in 2006, sales to customers in the United States and China represented 44% and 11% of sales, respectively.  Sales to customers in no other country equaled or exceeded 10% in any of these periods.

The following table presents summary information of the Company's net sales by product, although the Company manages its business as a single operating unit:
	Three months ended				Six months ended
In thousands (unaudited)	December 1, 2007		December 2, 2006		December 1, 2007		December 2, 2006
Prober systems and software	$ 7,308	64%	$ 7,878	63%	$ 13,546	62%	$ 15,844	61%
Aftermarket prober products & services	4,073	36%	4,703	37%	8,326	38%	10,270	39%
	$ 11,381	100%	$ 12,581	100%	$ 21,872	100%	$ 26,114	100%

The following table presents summary information of the Company’s significant customers as a percentage of sales:
	Three months ended		Six months ended
(Unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Customer A	29%	14%	29%	11%
Customer B	16%	5%	14%	10%
Customer C	10%	0%	6%	0%
Customer D	7%	4%	7%	14%

The following is a summary of the Company’s identifiable long-lived assets by geographic regions as of:

	December 1, 2007	May 31, 2007
In thousands	(unaudited)
Asia	$ 439	$ 690
Europe	10	111
International	449	801
North America	3,340	3,978
	$ 3,789	$ 4,779

Related Party Transactions

Up to October 2006, one of the Company’s directors was a director of National Semiconductor (“National”), a customer of the Company. Various directors of the Company are on the Boards of Directors of the following companies which are customers of the Company: Amkor Technology, Inc (“Amkor”) and Triquint Semiconductors, Inc, (“Triquint”).

The Company sold prober products to these companies as follows for the periods presented:

	Three months ended		Six months ended
In thousands (unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Amkor	$ 1,185	$ -	$ 1,211	$ -
National	-	591	-	747
Triquint	1	258	3	512
Other	3	3	10	15
	$ 1,189	$ 852	$ 1,224	$ 1,274

Accounts receivable from these companies are as follows for the periods presented:

In thousands (unaudited)	December 1, 2007	December 2, 2006
Amkor	$ 1,009	$ -
National	-	22
	$ 1,009	$ 22

There were no purchases from these companies during these periods.

One of the Company’s officers is the Chairman of the Board of Vignani Inc. (“Vignani”), a vendor of the Company that provides engineering services.  The Company purchased $76,000 and $135,000 from Vignani during the three and six months ended December 1, 2007 respectively, and there were no accounts payable balances due to Vignani at December 1, 2007.  During the three and six months ended December 1, 2006 there was no purchases from Vignani during these periods.

Sales terms and pricing and purchase terms and pricing to and from related parties are consistent with those offered by the Company to other customers and purchased by the Company from other vendors.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by us in the first quarter of our fiscal year 2009. Management is currently assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB statement No. 115”.  SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement is required to be adopted by us in the first quarter of our fiscal year 2009. Management is currently assessing the impact of the adoption of this Statement.

     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is required to be adopted by us in the first quarter of our fiscal year 2010. This statement will have no impact on The Company unless management enters into a business combination after May 31, 2009.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin, or ARB No. 51”.  SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is required to be adopted by us in the first quarter of our fiscal year 2010. This statement will have no impact on The Company unless management enters into a business combination after May 31, 2009.

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

Our customers include both chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. In addition, our 300mm wafer probers have not yet achieved broad market acceptance, which has resulted in a significant loss in overall market share. Our initial 300mm product, the 5|300, served the small market for 300mm parametric and process development applications but did not adequately meet customers’ requirements for high volume production which is the large majority of the 300mm prober market. The EG6000, which represents a major advancement in prober design and automation and is focused on providing better performance than currently available from competitors’ products, was developed to serve this much larger production test market.

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
•
Successfully completing the transition of our product lines in two phases (the EG 4090 8 inch prober products by the end of Q3 and the EG 6000 12 inch prober products by the end of Q4) from our factory in Singapore to an outsourced manufacturing model with Flextronics in China;

•	Successfully completing new customer evaluations of our 300mm products; and
•	Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases in our cost structure.

There can be no assurances that these efforts will be successful. In order to become profitable, our market share for our products must improve.

Additional information about Electroglas is available on our website (www.electroglas.com). Electroglas makes available free of charge on our website our Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with the Securities Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room (1-800-SEC-0330) at 100 F Street, NE, Washington, D.C. 20549. Our filings are also available at the SEC’s website at http://www.sec.gov.

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

We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the Company’s audit committee.

Revenue recognition: Revenue is recognized on the sale of the Company’s equipment when a customer purchase order or contract has been received, when the products or services have been delivered, when the total purchase price can be assured without making significant concessions, and when the Company’s ability to collect from its customer has been assured.  In recognizing revenue the Company makes certain assumptions and estimates, namely: (i) the Company considers a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) the Company considers systems delivered separately from options to have value to our customers on a stand alone basis if the options have a unique price assigned and are not significant to the total amount of the order and the options are not fundamental to the functionality of the system; (iii) the Company considers systems delivered separately from installation to have value to its  customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing the systems without the support of our installers, installation is routine and inconsequential to the total value of the transaction and routinely sold on a stand-alone basis; and (iv) for most customers the Company assumes that, based on past history, it will continue to collect its receivables from them without payment or product concessions, despite the fact that they have larger financial size relative to the Company and despite its dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables, such as installation and services, the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) vendor specific objective evidence (VSOE) of fair value exists, which is based on the average price charged when each element is sold separately, and (iii) if the arrangement does not include a general right of return relative to a delivered item, or if performance of the undelivered item is considered probable and substantially in the control of the Company.  If the Company cannot objectively determine the fair value of any undelivered element included in a multiple element arrangement, the Company defers revenue until all elements are delivered and the service has been performed, or until fair value can be objectively determined for any remaining undelivered elements.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Accounting for Income Taxes.  The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” on June 1, 2007, the first day of the first quarter of fiscal 2008.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition of deferred tax assets and liabilities, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  In connection with our implementation of FIN 48, we reevaluated all of our significant tax positions and based upon this evaluation we concluded that our deferred tax assets and liabilities did not differ significantly from our recorded deferred tax assets and liabilities prior to adoption.  Therefore; we did not record any adjustments as of the adoption date.  At the adoption date of June 1, 2007, we had approximately $7.7 million of total gross unrecognized tax benefits, of which $1.1 million (net of the federal benefit on state issues) of unrecognized tax benefits would impact our effective tax rate if recognized. We continue to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

Stock based compensation expense: We estimate the value of employee stock based awards on the date of grant using the Black-Sholes model and amortize these costs on a straight-line basis over the requisite service periods of the awards.  Under SFAS 123(R), the determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, such as:

Expected volatility –historical volatility of the Company’s stock price.
Expected term –historical data on employee exercises and post-vesting employment termination behavior.
Risk free interest rate –an implied yield currently based on United States Treasury rates.
Estimated forfeitures –historical option forfeitures over a givenperiod.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended		Six months ended
(Unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.8	69.1	69.4	77.5
Gross profit	27.2	30.9	30.6	22.5
Operating expenses:
Engineering, research and development	19.4	22.5	20.4	21.4
Sales, general and administrative	31.7	33.3	33.5	35.0
Restructuring and impairment expense	1.6	(0.2)	2.1	(0.1)
Total operating expenses	52.7	55.6	56.0	56.3
Operating loss	(25.5)	(24.7)	(25.4)	(33.8)
Interest income	1.8	1.0	2.0	0.9
Gain on sale of investments	-	-	1.7	-
Interest expense	(5.3)	(1.3)	(5.7)	(1.3)
Gain on mark to market financial instruments related to convertible debt	1.3	-	0.4	-
Other expense, net	(1.1)	(0.6)	(1.4)	(0.4)
Loss before income taxes	(28.8)	(25.6)	(28.4)	(34.6)
Provision for income taxes	0.5	-	1.9	-
Net loss	(29.3)%	(25.6)%	(30.3)%	(34.6)%

Net Sales

Net sales consist of prober systems and software and aftermarket prober products and services, which consist primarily of services, spare parts, and upgrades. Service revenue, included in aftermarket prober products and services revenue, was 10% and 10% of net sales for the three and six month periods ended December 1, 2007, respectively and 10% and 9% of net sales for the three and six month periods ended December 2, 2006, respectively.  Net sales of our products are as follows:

	Three months ended				Six months ended
In thousands (unaudited)	December 1, 2007		December 2, 2006		December 1, 2007		December 2, 2006
Prober systems and software	$ 7,308	64%	$ 7,878	63%	$ 13,546	62%	$ 15,844	61%
Aftermarket prober products & services	4,073	36%	4,703	37%	8,326	38%	10,270	39%
	$ 11,381	100%	$ 12,581	100%	$ 21,872	100%	$ 26,114	100%

For the three and six month period ended December 1, 2007 as compared to the three and six month period ended December 2, 2006, net sales decreased 10% and 16%, respectively primarily due to decreased volumes of our 4090 200mm products and upgrades.

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

Gross Profit

	Three months ended		Six months ended
In thousands (unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Gross profit	$ 3,098	$ 3,891	$ 6,694	$ 5,874
Gross profit as a % of net sales	27.2%	30.9%	30.6%	22.5%

The decrease in gross margins and margin percentage for the second quarter in fiscal 2008 versus the comparable quarter of the previous year was primarily due to the sale of two test handler systems during the prior year quarter with high margins as the inventory had been previously written off ($0.6 million) and additional costs related to two factories ($0.6 million) offset by decreases to our warranty costs. The increase in gross margins and percentage for the six months in fiscal 2008 over the same period in the prior year was due to a $2.8 million net write off of the test handler product line in the prior year offset by a more favorable volume and mix of products in the prior year as well as additional costs in the current year related to two factories ($0.8 million).

  We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, our share of the available market, excess manufacturing capacity costs, one-time costs associated with the move to contract manufacturing and fluctuations in warranty costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

	Three months ended		Six months ended
In thousands (unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
ER&D	$ 2,209	$ 2,833	$ 4,459	$ 5,576
ER&D as a % of net sales	19.4%	22.5%	20.4%	21.4%

The reduction of engineering, research and development expenses for the three months ended December 1, 2007 versus the prior year period was primarily due to a reduction in headcount ($0.3 million) and product development costs ($0.3 million). The reduction of engineering, research and development expenses for the six months ended December 1, 2007 versus the prior year period was primarily due to a reduction in headcount ($0.6 million) and product development costs ($0.4 million). As a percentage of net sales, ER&D expenses decreased for the three and six months ended December 1, 2007 as a result of a decrease in spending.

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

Sales, General and Administrative (SG&A)

	Three months ended		Six months ended
In thousands (unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
SG&A	$ 3,601	$ 4,190	$ 7,339	$ 9,150
SG&A as a % of net sales	31.7%	33.3%	33.5%	35.0%

The decrease in sales, general and administrative expenses for the three month period ended December 1, 2007 over the previous year quarter was primarily due to decreased discretionary spending.    The decrease in sales, general and administrative expenses for the six month period ended December 1, 2007 over the previous year six month period was primarily due to decreased discretionary spending ($0.5 million) and reduced headcount ($1.3 million).  As a percentage of net sales, SG&A expenses decreased for the three and six months ended December 1, 2007 as a result of a decrease in spending.

SG&A expenses consist principally of employee salaries and benefits, travel, promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Interest Income

	Three months ended		Six months ended
In thousands (unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Interest income	$ 208	$ 122	$ 446	$ 232

The increase in interest income in the three and six months period ended December 1, 2007 over the previous year period resulted primarily from higher average cash balances resulting from the issuance of $25.75 million in convertible notes in 2007.

Gain on Sale of Investments

	Three months ended		Six months ended
In thousands (unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Gain on sale of investments	$ -	$ -	362	$ -

The gain in the six month period ended December 1, 2007 resulted from the sale of marketable securities received as part of the demutualization of the Company’s life and disability insurance carrier in prior years.  The Company had previously not recorded these securities and liquidated them during the quarter ended September 1, 2007.  The effect on prior years was determined by management to not be material.

Interest Expense
	Three months ended		Six months ended
In thousands (unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Interest expense	$ 604	$ 167	$ 1,240	$ 333

The increase in interest expense is largely due to increased interest expense and discount amortization of our 6.25% Notes.

Provision for Income Taxes

	Three months ended		Six months ended
In thousands (unaudited)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Provision for income taxes	$ 56	$ 4	$ 424	$ 8

Income tax provision for the three months and six months ended December 1, 2007 is primarily related to accrued Singapore taxes related to moving from a five year tax exempt period to a three year tax exempt period.  (See “Income Taxes” note)

We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.  We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

 Liquidity and Capital Resources

  Operating activities: Cash used in operating activities was $3.3 million and $5.6 million during the six months ended December 1, 2007 and December 2, 2006, respectively. The primary use of cash in both of these periods was for funding operating losses.

Investing activities: Cash used by investing activities totaling $0.1 million in the six months ended December 1, 2007 was for capital expenditures. Cash provided by investing activities totaling $1.6 million in the six months ended December 2, 2006 was due to the maturity of investments, $2.0 million offset by purchases of capital assets, $0.4 million.

Financing activities: During the six months ended December 1, 2007, cash of $8.5 million was used to payoff off our maturing 5.25% Notes.  During the six months ended December 2, 2006, cash provided by financing activities was $0.1 million from stock option exercises and ESPP purchases.

Liquidity: Our principal source of liquidity as of December 1, 2007 consisted of $18.9 million of cash and cash equivalents.  As of December 1, 2007, we had net working capital of $28.7 million.  During 2008, we will continue to emphasize reduction of our utilization of cash, including improving gross margins on sales, maintaining spending controls, additional headcount reductions and selling our inventory to Flextronics.  In March 2007, the Company completed a $25.75 million private placement of 6.25% fixed rate convertible senior subordinated secured notes (the “6.25% Notes Offering”). We used part of the net proceeds from this offering to repay our existing 5.25% Notes in June 2007. We currently anticipate that our available cash and proceeds from our line of credit at December 1, 2007 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next 12 months.

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

In September 2006 and January 2007, we renewed and amended our revolving line of credit with Comerica Bank. Under these agreements, we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit, which has a maturity date of August 31, 2008, is secured by substantially all of the Company’s assets and requires that we maintain certain financial covenants. We currently maintain cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent we borrow against this credit line.  Currently there are no outstanding borrowings on this line of credit.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 1, 2007, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.02 million.  For financial market risks related to changes in foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, with respect to our internal control over financial reporting, our disclosure controls as of December 1, 2007were effective.

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

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations.  If we do not meet our forecasts and additional capital is unavailable, we may have insufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan. Total revenues were $21.9 million, $44.6 million, and $44.3 million, respectively, for the six months ended December 1, 2007 and the years ended May 31, 2007 and 2006. We incurred operating losses of $5.6 million, $17.9 million, and $15.7 million for the same periods, respectively. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. Our cash, cash equivalents and short-term investments totaled $18.9 million at December 1, 2007.  Our cash used in operating activities was $3.3 million during the six months ended December 1, 2007.We currently anticipate that our future cash from operations, available cash and cash equivalents, and our available credit facilities at December 1, 2007 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will remain at or be reduced below its current level or that we will have sufficient capital available to us to support our business activities andcontinue to operate our business pursuant to our current business plan. We cannot assure you that additional financingif neededwill be available on terms favorable to us, or at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be negatively impacted.

Our operating results are subject to variability and uncertainty, which could negatively impact our stock price.  We have experienced and expect to continue to experience significant fluctuations in our results.  Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period.  Our sales have often reflected orders shipped in the same period that they were received.  Customers may cancel or reschedule shipments, and production difficulties could delay shipments.  For the six months ended December 1, 2007 and the years ended May 31, 2007 and 2006 five of our customers accounted for 60%,  42%, and 51%, respectively, of our net sales.  If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations.  Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors.  Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

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

We have incurred substantial indebtedness as a result of the sale of convertible Notes.  As of May 31, 2007 the Company had $8.5 million of 5.25% Notes which became due on June 15, 2007. In March 2007, the Company completed a $25.75 million private placement of 6.25% Notes. The Company used part of the 6.25% Notes proceeds to repay in June the $8.5 million of 5.25% Notes which matured. These 6.25% Notes obligations are due in 2027; however, the holders have the right in March 2011 and on various other dates prior to maturity to demand repayment in full. Additionally, one of the covenants of our debenture agreement with respect to the 6.25% Notes can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended (“1934 Act”), and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable. As a result of our restructuring efforts, the Company has fewer employees to perform the day-to-day controls, processes and activities which increase the risk that we will be unable to make timely filings in accordance with the 1934 Act.These 6.25% Notes could materially and adversely affect our ability to obtain additional debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. We expect holders of the 6.25% Notes to convert their notes or require us to purchase our outstanding 6.25% Notes in March, 2011, the earliest date allowed by the terms of the 6.25% Notes. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

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

Our dependence on contract manufacturers and sole source suppliers and our transition to a completely outsourced manufacturing model may prevent us from delivering our products on time, may damage our customer relations, and may harm our business.  On September 18, 2007, we signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. to outsource its Singapore manufacturing to China.  This agreement requires us to submit rolling unit forecasts, allows us to reschedule and modify the forecasts within certain period guidelines, and in certain circumstances allows us to share the benefits of cost reduction projects.  We believe through outsourcing our manufacturing we can achieve cost efficiencies, volume flexibility, and better lead times.  However, we cannot assure you that we will be successful in transitioning to a manufacturing-outsourcing model, that even if ultimately successful that we will not experience short term manufacturing challenges such as delays in shipping or that we will achieve the expected cost efficiencies and volume flexibility.  We expect this project will be implemented in two phases. The first phase of approximately six months will transfer our 8 inch probers, the 4090 product lines.  This phase is underway and is estimated to be completed in early calendar 2008.  The second phase, also of approximately six months of duration, will transfer our 12 inch probers, the EG6000 product lines.  This second phase has just begun and is estimated to be completed before our fiscal year end, May 31, 2008.  If during this transition we experience delays, disruptions or quality control issues, our ability to ship products could be negatively impacted and would have a negative result on our operations.  Further, reliance on a single third-party manufacturer exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Moreover, because our products are complex to manufacture, transitioning manufacturing activities from one location to another is complicated. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. Should our contract manufacturer be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship orders and to realize the related revenues when anticipated could be materially impacted.

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

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.  We have experienced fluctuations in our international sales and operations.  International sales accounted for 59%, 56%, and 58% of our net sales for the six months ended December 1, 2007, the years ended May 31, 2007 and 2006, respectively.  We expect international sales to continue to represent a significant percentage of net sales.  We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

In addition, an increasing portion of our products and the products we purchase from our suppliers are sourced or manufactured in foreign locations, including Singapore and China, and a large portion of the devices our products test are fabricated and tested by foundries and subcontractors in Taiwan, Singapore, China and other parts of Asia. As a result, we are subject to a number of economic and other risks, particularly during times of political or financial instability in these regions. Disruption of manufacturing or supply sources in these international locations could materially adversely impact our ability to fill customer orders andpotentially result in lost business.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on October 17, 2007, the stockholders voted on the following matters:
(1)
Election of directors: Thomas M. Rohrs was elected as the Class II director with 21,643,300 affirmative votes, 435,077 abstentions, and zero broker non-votes. Jack G. Wilborn was elected as the Class II director with 21,707,120 affirmative votes, 371,257 abstentions, and zero broker non-votes. The following directors’ terms of office continued after the Annual Meeting of Stockholders: one Class I directors (Mel Friedman) and three Class II directors (Fusen E. Chen, John F. Osborne, and C. Scott Gibson).

(2)
Approval of the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares from 40,000,000 to 60,000,000: The amendment to the Company’s Certificate of Incorporation was approved with 21,548,612 affirmative votes, 422,926 negative votes, 106,838 abstentions, and zero broker non-votes.

(3)
Ratification of BDO Seidman, LLP as the Company’s Independent Registered Public Accounting firm for the fiscal year ending May 31, 2008: The appointment of the BDO Seidman, LLP as the Company’s independent registered public firm was ratified by 21,898,006 affirmative votes, 36,719 negative votes, 143,651 abstentions, and zero broker non-votes.

ITEM 5.    OTHER INFORMATION

Ratio of Earnings to Fixed Charges

The following table sets forth the ratio of earnings to fixed charges of Electroglas, Inc. and its subsidiaries for the periods presented. The company would have to generate additional earnings for the periods presented, respectively, to achieve a ratio of 1:1. The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges.

	Six months ended	Years ended May 31,		Five months ended	Year ended December 31,
(in millions)	December 1, 2007	2007	2006	May 31, 2005	2004
	$6.2	$18.8	$34.7	$12.4	$6.3

Changes to Procedures for Security Holder Recommendations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the time of our last required disclosure.

ITEM 6.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation of Electroglas, Inc., as amended.	S1	33-61528		6/23/1993

3.2	By-laws of Electroglas, Inc., as amended.	S1	33-61528		6/23/1993

3.3	Certificate of Designation for Electroglas, Inc.	10K		3.3	3/30/1998

4.1	Indenture, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc., and The Bank of New York, as trustee.	8-K		4.1	3/27/2007

4.2	Form of 6.25% Convertible Senior Subordinated Secured Notes due 2027.	8-K		4.2	3/27/2007

10.1	Amendment No. 5 to Loan and Security Agreement dated as of January 22, 2007, by and between Electroglas, Inc. and Comerica Bank.	8-K		10.1	1/24/2007

10.2	Securities Purchase Agreement, dated as of March 21, 2007, by and among Electroglas, Inc., Piper Jaffray & Co. and the buyers of the 6.25% Notes.	8-K		10.2	3/27/2007

10.3	Registration Rights Agreement, dated as of March 21, 2007, by and between Electroglas, Inc. and the buyers of the 6.25% Notes.	8-K		10.3	3/27/2007

10.4	Security Agreement, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc. and The Bank of New York, as collateral agent.	8-K		10.4	3/27/2007

10.5	Intercreditor Agreement, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc., Comerica Bank, and The Bank of New York.	8-K		10.5	3/27/2007

10.6	Amendment No. 6 to Loan and Security Agreement dated as of March 26, 2007, by and between Electroglas, Inc. and Comerica Bank.	10-Q		10.6	4/6/2007

10.7	Flextronics Manufacturing Services Agreement (Portions of the Exhibit 10.7 have been omitted pursuant to a request for confidential treatment.)	10-Q		10.7	10/9/2007

31.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.					X

31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.					X

32.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            ELECTROGLAS, INC.

DATE: January 9, 2008                                                       BY: /s/ Thomas E. Brunton
                                    Thomas E. Brunton
                                     Chief Financial Officer,
                             Principal Financial and Accounting Officer