Form 10-Q
period 2008-03-01
ELECTROGLAS INC
filed 2008-04-07
CIK 902281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 1, 2008

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
Yes ___     No   X

As of April 1, 2008, 26,680,555 shares of the Registrant's Common Stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

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

•	Our intention to retain any future earnings to fund the development and growth of our business;
•	Our statements relating to our efforts to market our existing technologies to other industries;
•
Our belief that to stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles;

•	Our expectation that the semiconductor test markets will remain highly cyclical and difficult to forecast;
•	Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;
•	Our intention to control discretionary expenses and continue investing in our new product programs;
•	Our intention not to repatriate earnings from foreign subsidiaries and the effect of any repatriation of foreign earnings on income taxes;
•	Our cash contractual obligations as of March 1, 2008;
•
Our anticipation that our future cash from operations, available cash and cash equivalents, and proceeds from our line of credit at March 1, 2008 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;

•	Our expectation that external financing vehicles will continue to be available to us;
•
Our expectation that the holders of the 6.25% Notes will convert the Notes into Common Stock at some time prior to March 2011 or if not converted prior to that date the note holders will require us to purchase the Notes at that time;

•	Our belief that future sales will be impacted by our ability to succeed in new product evaluations;
•	Our belief that we have and can maintain certain technological and other advantages over our competitors;
•	Our belief that our success depends in significant part on our intellectual property, innovation, technological expertise and distribution strength;
•	Our belief that our future success partly depends on our ability to hire and retain key personnel and the ability to attract additional skilled personnel in all areas to grow our business;
•	Our current intention not to issue any preferred stock;
•	Our belief that we currently have adequate internal controls over financial reporting;
•
Our belief that our current foreign exchange exposure in all international operations is not material to our consolidated financial statements because we primarily transact business in United States dollars;

•	Our belief that the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations;
•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements;
•	Our statements relating to outstanding restructuring charges and the timing of payment of such charges;
•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;
•	Our intention to emphasize outsourcing in functional areas where it is cost effective and increases the Company’s competitive position;
•	Our belief that in order to become profitable, our market share for our products must improve;
•	Our intention to continue to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls
•	Our expectation that we will complete our transition from manufacturing in Singapore to outsourcing with Flextronics in China by May 31, 2008;
•	Our intention to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability; and

•	Our belief that we have adequately accrued for any foreseeable outcome related to any foreign and domestic tax issues on a more likely than not basis.

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

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended		Nine months ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Net Sales	$ 11,553	$ 9,809	$ 33,425	$ 35,923
Cost of sales	8,635	6,729	23,813	26,969
Gross profit	2,918	3,080	9,612	8,954
Operating expenses:
Engineering, research and development	2,355	2,916	6,814	8,492
Sales, general and administrative	3,372	3,646	10,711	12,796
Restructuring and impairment charges	149	-	608	(25)
Indemnification release	-	(459)	-	(459)
Total operating expenses	5,876	6,103	18,133	20,804
Operating loss	(2,958)	(3,023)	(8,521)	(11,850)
Interest income	143	88	589	320
Gain on sale of investments	-	-	362	-
Interest expense	(604)	(168)	(1,844)	(501)
Gain on mark to market of financial instrument
related to convertible debt	-	-	85	-
Other expense, net	(205)	(13)	(502)	(128)
Loss before income taxes	(3,624)	(3,116)	(9,831)	(12,159)
Provision for income taxes	124	7	548	15
Net loss	$ (3,748)	$ (3,123)	$ (10,379)	$ (12,174)

Basic net loss per share	$ (0.14)	$ (0.12)	$ (0.39)	$ (0.46)
Diluted net loss per share	$ (0.14)	$ (0.12)	$ (0.39)	$ (0.46)
Shares used in basic calculations	26,385	26,292	26,353	26,270
Shares used in diluted calculations	26,385	26,292	26,535	26,270

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 1, 2008	May 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 18,676	$ 30,788
Accounts receivable, net of allowances of $361 and $392	9,150	9,855
Inventories	7,232	11,883
Restricted cash	-	500
Prepaid expenses and other current assets	2,919	2,355
Receivable from Flextronics Industrial Ltd.	2,966	-
Total current assets	40,943	55,381
Equipment and leasehold improvements, net	3,428	4,779
Goodwill	1,942	1,942
Other assets	3,479	3,732
Total assets	$ 49,792	$ 65,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 8,148	$ 5,953
Accrued liabilities	5,846	5,711
Deferred revenue	1,038	1,036
Accrued losses on inventory purchase commitments	-	636
Convertible subordinated 5.25% notes	-	8,486
Total current liabilities	15,032	21,822
Convertible subordinated 6.25% notes	23,421	22,851
Financial instrument related to 6.25% notes	-	3,192
Other non-current liabilities	2,122	2,466
Total liabilities	40,575	50,331
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 60,000,000 and 40,000,000 shares authorized; 26,680,000 and
26,466,000 shares issued; 26,525,000 and 26,311,000 outstanding	267	265
Additional paid-in capital	199,677	195,586
Accumulated deficit	(188,431)	(178,052)
Cost of common stock in treasury: 155,000 shares	(2,296)	(2,296)
Total stockholders’ equity	9,217	15,503
Total liabilities and stockholders’ equity	$ 49,792	$ 65,834
       See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	March 1, 2008	March 3, 2007
Cash (used in) operating activities
Net loss	$ (10,379)	$ (12,174)
Charges to net loss not affecting cash	5,918	7,702
Changes in operating assets and liabilities	979	(5,642)
	(3,482)	(10,114)
Cash (used in) provided by investing activities
Capital expenditures	(219)	(570)
Maturities of investments	-	1,999
	(219)	1,429
Cash (used in) provided by financing activities
Pay off of 5.25% convertible notes	(8,500)	-
Debt issuance costs related to issuance of convertible notes	(52)	-
Stock option exercises and employee stock purchase plan	106	144
	(8,446)	144

Effect of exchange rate changes on cash	35	4
Net decrease in cash and cash equivalents	(12,112)	(8,537)
Cash and cash equivalents at beginning of period	30,788	17,293
Cash and cash equivalents at end of period	$ 18,676	$ 8,756

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business

 Electroglas Inc. (the “Company”) is a supplier of semiconductor manufacturing equipment to the global semiconductor industry. The Company was incorporated in Delaware in April 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock, in July 1993, the Company assumed the assets and liabilities of the Electroglas division in an asset transfer. The Company has been in the semiconductor equipment business for more than 40 years. In addition, the Company has begun to market its existing technologies to other industries.

The Company’s primary product line is automated wafer probing equipment. In conjunction with automated test systems from other suppliers, the Company’s semiconductor manufacturing customers use its wafer probers to quality test semiconductor wafers.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as additional other comprehensive income (loss) items. The following schedule summarizes the activity net of related taxes:

	Three months ended		Nine months ended
In thousands (unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Net loss	$ (3,748)	$ (3,123)	$ (10,379)	$ (12,174)
Unrealized gains (losses) on investments, net	-	-	-	25
Comprehensive loss	$ (3,748)	$ (3,123)	$ (10,379)	$ (12,149)

At March 1, 2008 and March 3, 2007, there were no accumulated other comprehensive gains or losses included in the Company’s balance sheet.

Inventories

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out or FIFO method. The Company periodically reviews the carrying value of its inventories and non-cancellable purchase commitments.  The Company may record charges to inventory reserves due to excess, obsolete and slow moving inventories. The Company’s reserve analysis is based on the estimated impact of changes in technology on the Company’s products (including engineering design changes) and the timing of these changes. The Company also considers future sales forecasts, product order history, and backlog to assess its inventory requirements. Inventory on loan to customers is included in finished goods inventory. Loaner inventory is reserved beginning in the ninth month after shipment through the twentieth month to a 10% residual value and is charged to the organization responsible for the inventory, either Engineering or Sales. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional reserves of inventories may be required which will negatively impact gross margins. Inventory reserves are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. Inventory purchase commitments considered to be in excess of current customer demand or losses on purchase commitments above market prices are accrued in the period in which such determinations are made.  As a result of these analyses, the Company recorded inventory provisions and amortization of $0.2 million and $0.6 million in the three months and $1.4 million and $4.1 million in the nine months ended March 1, 2008 and March 3, 2007, respectively.

The following is a summary of inventories by major category:

	March 1, 2008	May 31, 2007
In thousands	(unaudited)
Raw materials	$ 3,796	$ 7,807
Work in process	1,168	2,327
Finished goods	2,268	1,749
	$ 7,232	$ 11,883

        Inventory decreased from the year end May 31, 2007 balances to the March 1, 2008 levels primarily because of sales of inventory to Flextronics as part of the Company’s move to outsourcing of production to China.

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

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands (unaudited)	Balance at Beginning of Period	New Warranties Charged to Costs of Sales	Warranty Reserve Utilized	Changes in Estimated Costs for Existing Warranties	Balance at End of Period
Three months ended March 1, 2008	$1,037	$560	$(267)	$(275)	$1,055
Three months ended March 3, 2007	$1,437	$431	$(645)	$200	$1,423

Nine months ended March 1, 2008	$1,242	$1,674	$(1,025)	$(836)	$1,055
Nine months ended March 3, 2007	$1,518	$2,126	$(1,950)	$(271)	$1,423

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

Restructuring Charges

In the third quarter and first nine months of fiscal 2008, the Company recorded restructuring charges of $0.1 and $0.6 million, respectively, related to a reduction of workforce in its foreign offices.  The liability for restructuring charges is included in accrued liabilities.

Details of the restructuring charges for the 2008 restructuring plan are as follows.  These costs are anticipated to be substantially paid by the end of fiscal 2008.

	Three months ended March 1, 2008			Nine months ended March 1, 2008
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$ -	$ 249	$ 249	$ 227	$ 94	$ 321
Restructuring charges	-	149	149	197	410	607
Asset write-offs	-	-	-	-	(80)	(80)
Cash payments	-	(94)	(94)	(424)	(120)	(544)
Ending balance	$ -	$ 304	$ 304	$ -	$ 304	$ 304

  Details of the restructuring charges for the 2004 restructuring plan were as follows and these costs were fully paid by the end of fiscal 2007.

	Three months ended March 3, 2007			Nine months ended March 3, 2007
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$ -	$ 229	$ 229	$ -	$ 365	$ 365
Cash payments	-	(55)	(55)	-	(191)	(191)
Ending balance	$ -	$ 174	$ 174	$ -	$ 174	$ 174

 Income Taxes

The Company had a tax provision of $0.1 million and $0.5 million for the third quarter and  nine months of fiscal 2008 comprised of foreign income and withholding taxes.

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

The Company uses estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities. It is the Company’s policy to accrue for income tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted. As of March 1, 2008 and May 31, 2007, income tax related reserves totaled approximately $1.1 million. We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

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

Subordinated Secured Notes (“6.25% Notes”)

In March 2007, the Company completed a $25.75 million private placement of 6.25% (payable semi-annually in June and December) fixed rate subordinated secured notes (the “6.25% Notes”). The Company recorded debt issuance expenses totaling $2.3 million and these costs are being amortized to other expense using a method that approximates the effective interest method over the estimated four year life of the 6.25% Notes, which coincides with the earliest date upon which the note holders can require the Company to repurchase the Notes. The 6.25% Notes are due in March 2027; however, the holders may require the Company to repurchase for cash on March 26, 2011 and various future dates at a price equal to 100% of the principal amount plus accrued interest, if any, to the applicable repurchase date. The 6.25% Note terms restrict the Company from transferring capital to certain of its subsidiaries, restrict the payment of dividends, and contain certain other restrictions. Additionally, one of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended, and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable.

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

The 6.25% Notes are ranked junior to the Company’s Comerica bank line borrowings and are collateralized by a second priority lien on substantially all of the Company’s assets.

Prior to October 17, 2007, the 6.25% Notes were deemed to contained an embedded derivative requiring bifurcation and valuation in accordance with the guidance in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Furthermore, in analyzing the terms of the 6.25% Notes, the Company determined that the notes represent non-conventional convertible debt as defined in EITF Issue 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” due to the fact that the 6.25% Notes contain provisions that provide for adjustment to the number of shares into which the notes are convertible and, therefore, the number of shares issuable upon conversion is not fixed. Under the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  this conversion feature would be classified as a liability if it were a freestanding financial instrument, due to the fact that at issuance and through the remainder of the year ended May 31, 2007, the Company did not have enough authorized and unissued shares available to fully settle the maximum potential number of shares that could be required to be delivered under the terms of all of  the Company’s existing financial instruments.  As a result, to the extent that a shortfall existed between the maximum potential shares issuable under the conversion feature of approximately 13,365,000 shares and the minimum number of shares the Company has available for issuance of approximately 10,091,000 (resulting in a shortfall of approximately 3,274,000 shares), the Company had calculated the relative portion of the fair value of the conversion feature that pertains to this shortfall to be $3.0 million (see discussion of valuation methodology below) and had recognized this amount as a separate derivative liability with an offsetting discount to  the carrying value of the 6.25% Notes.  The resultant discount is being amortized to interest expense over the estimated four year life of the 6.25% Notes. Discount amortization recorded during the three and nine month period ended March 1, 2008 totaled $0.2 million and $0.6 million respectively.

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

The following table outlines the assumptions the Company used in the Black-Scholes model to value the conversion feature at the dates presented:

	Conversion Feature
	October 17, 2007	May 31, 2007
Contractual term in years	3.4	3.8
Volatility	59.9%	66.8%
Risk-free interest rate	4.7%	4.9%
Dividend yield	0%	0%

The following is a summary of the 6.25% Notes value, as of:

In thousands	March 1, 2008	May 31, 2007
Face value of Notes	$ 25,750	$ 25,750
Notes discount	(2,329)	(2,899)
	$ 23,421	$ 22,851

Long Term Liability – Deferred Rent

The Company leases facilities for its corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent”. The Company records rent expense at the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $0.7 million and $1.1 million as of  March 1, 2008 and May 31, 2007, respectively, included in other non-current liabilities.

Line of Credit

In September 2006 and January 2007, the Company renewed and amended its revolving line of credit with Comerica Bank. Under these agreements, the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This bank line, which has a maturity date of August 31, 2008, is secured by substantially all of the Company’s assets and requires that the Company maintain certain financial covenants. The Company currently maintains cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent the Company borrows against this bank line.  There were no borrowings outstanding as of March 1, 2008 and May 31, 2007, respectively.

Commitments and Contingencies

The Company’s lease agreement with 5729 Fontanoso Way, LLC for its corporate headquarters commenced on May 1, 2005 for 60 months. The Company has an option to extend this lease agreement for an additional five year period. In addition, the Company leases facilities for its manufacturing operations in Singapore and for sales and service offices in various locations worldwide. The Company’s Singapore lease has been terminated effective April 30, 2008. The Company’s rent expense was $0.4 million and $1.2 million for the three and nine months ended March 1, 2008, and March 3, 2007, respectively.

As of March 1, 2008, contractual obligations and commercial commitments were as follows:

	Payments due by fiscal period
In thousands (unaudited)	Total	Remaining fiscal 2008	2009	2010	2011
Operating leases	$ 3,805	$ 504	$ 1,690	$ 1,534	$ 77
Purchase commitments	12,454	4,465	7,989	-	-
Interest payments on 6.25% notes	5,279	-	1,609	1,609	2,061
Principal payment on 6.25% notes	25,750	-	-	-	25,750
Total cash obligations	$ 47,288	$ 4,969	$ 11,288	$ 3,143	$ 27,888

On September 18, 2007, the Company signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. to outsource its Singapore manufacturing to Flextronics in China. As part of this Agreement, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are shipped to the Company.  Flextronics open commitments and inventory on hand at March 1, 2008, based on the Company’s forecasts, were valued at $12.0 million and are included in the above table as purchase commitments.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges.

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

Stock-Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors with broad discretion in creating employee equity incentives. In October 2006, the Company’s stockholders approved a new stock incentive plan (the “2006 Plan”) to replace the Company’s 1997 Stock Incentive Plan (the “1997 Plan”) and the Company’s 2001 Non-Officer Employee Stock Incentive Plan (the “2001 Plan”). The stockholders approved a total of 4.0 million shares of Common Stock (2.0 million of which may be restricted shares) reserved for issuance under the 2006 Plan, plus the number of shares of Common Stock that remained available for grants of awards under the 1997 and 2001 Plans (1.4 million shares), plus any shares of Common Stock that would otherwise return to these plans as a result of forfeiture, termination or expiration of awards previously granted under these plans. Stock options are generally time-based, vesting on each annual anniversary of the grant date over three to four years and expire six to seven years from the grant date.  As of March 1, 2008, there were 3.9 million shares available for grant.

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

	Three months ended		Nine months ended
In thousands (unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Cost of sales	$ (2)	$ 22	$ 36	$ 64
Engineering, research and development	91	52	227	151
Selling, general and administrative	268	43	615	358
	$ 357	$ 117	$ 878	$ 573

As of March 1, 2008, the unamortized stock-based compensation balance related to stock options, restricted stock units, and the ESPP was $2.3 million and will be recognized over an estimated weighted average amortization period of three years.

The following table summarizes stock option activity and related information for the period indicated:

	Nine months ended March 1, 2008
Shares in thousands (unaudited)	Options outstanding	Weighted average exercise prices
Options beginning of period	3,077	$ 6.53
Granted	1,629	$ 2.07
Exercised	(14)	$ 1.66
Canceled	(412)	$ 9.29
Options end of period	4,280	$ 4.59

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

The following table summarizes restricted stock unit activity and related information for the period indicated:

	Nine months ended March 1, 2008
Stock units in thousands (unaudited)	Options outstanding	Weighted average grant date fair value
Unvested awards beginning of period	521	$ 2.43
Awards	-	$ -
Vested	(155)	$ 2.43
Forfeitures	(50)	$ 2.43
Unvested awards end of period	316	$ 2.43

Employee Stock Purchase Plan

In May 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) and reserved 2,000,000 shares for issuance under the Plan. The Company’s 2002 Plan provides that eligible employees may purchase stock through payroll deductions at 85% of its fair value on specified dates.  At March 1, 2008, the Company had 1.5 million shares reserved for future issuance under the 2002 Plan.

The following table summarizes employee stock purchase activity and related information for the periods indicated:

Nine months ended
In thousands, except per share data (unaudited)	March 1, 2008	March 3, 2007
Shares issued	46	60
Average purchase price	$ 1.81	$ 2.24
Net cash proceeds	$ 84	$ 135
Income tax benefits	$ -	$ -
Intrinsic value of purchased shares	$ 15	$ 24

Pension Plans

The majority of employees in the United States are covered by 401K type defined contribution plans. In Germany, employees are covered by a defined benefit pension plan (“The Plan”) in accordance with local legal requirements. Amounts included in other non-current liabilities as of March 1, 2008 and May 31, 2007 related to the defined benefit pension plan were $1.0 million and $0.9 million, respectively.  The Company has purchased insurance policies to cover the payment risk of The Plan.  These insurance policies have not been segregated and restricted to provide for pension benefits and are therefore not considered plan assets  The cash surrender value of these insurance policies as of March 1, 2008 and May 31, 2007 was $1.1  million and  $1.0 million, respectively, and have been included in non-current assets.

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

The following is a summary of the Company’s net sales to external customers by geographic regions:
	Three months ended				Nine months ended
In thousands (unaudited)	March 1, 2008		March 3, 2007		March 1, 2008		March 3, 2007
Asia	$ 3,647	32%	$ 2,182	22%	$ 12,335	37%	$ 11,004	31%
Europe	2,228	19%	3,464	35%	6,367	19%	9,191	25%
International	5,875	51%	5,646	57%	18,702	56%	20,195	56%
North America	5,678	49%	4,163	43%	14,723	44%	15,728	44%
	$ 11,553	100%	$ 9,809	100%	$ 33,425	100%	$ 35,923	100%

In the three months ended March 1, 2008, sales to customers in the United States represented 49% of sales.  In the same period in 2007, sales to customers in the United States, Germany, and United Kingdom represented 42%, 12%, and 12% of sales, respectively. In the nine months ended March 1, 2008, sales to customers in the United States` and Taiwan represented 44% and 10% of sales, respectively.  In the same period in 2007, sales to customers in the United States and United Kingdom represented 44% and 10% of sales, respectively.  Sales to customers in no other country equaled or exceeded 10% in any of these periods.

The following table presents summary information of the Company's net sales by product, although the Company manages its business as a single operating unit:

	Three months ended				Nine months ended
In thousands (unaudited)	March 1, 2008		March 3, 2007		March 1, 2008		March 3, 2007
Systems	$ 6,980	60%	$ 5,121	52%	$ 20,295	61%	$ 20,989	58%
Aftermarket products and services	4,573	40%	4,688	48%	13,130	39%	14,934	42%
	$ 11,553	100%	$ 9,809	100%	$ 33,425	100%	$ 35,923	100%

The following table presents summary information of the Company’s significant customers as a percentage of sales:

	Three months ended		Nine months ended
(Unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Customer A	28%	8%	29%	10%
Customer B	13%	6%	14%	7%
Customer C	5%	7%	6%	12%
Customer D	5%	8%	5%	10%

The following is a summary of the Company’s identifiable long-lived assets by geographic regions as of:

	March 1, 2008	May 31, 2007
In thousands	(unaudited)
Asia	$ 98	$ 690
Europe	6	111
International	104	801
North America	3,324	3,978
	$ 3,428	$ 4,779

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by us in the first quarter of our fiscal year 2009. Management is currently assessing the impact of the adoption of this Statement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a supplier of semiconductor manufacturing equipment to the global semiconductor industry. Our primary product line is automated wafer probing equipment.  In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers to quality test semiconductor wafers. Electroglas has sold over 16,500 wafer probers and it’s installed base is one of the largest in the industry. In addition, we have begun to market our existing technologies to other industries.

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
•	Developing successful products and services to meet market windows in our target markets, and marketing our existing technologies to other industries;
•	Successfully completing the transition of our product lines by the end of Q4 from our factory in Singapore to an outsourced manufacturing model with Flextronics in China;
•	Successfully completing new customer evaluations of our 300mm products; and
•	Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases in our cost structure.

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

We believe the following critical accounting policies involve more significant judgments or estimates used in the preparation of our consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the Company’s audit committee.

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
Estimated forfeitures – historical option forfeitures over a given period.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended		Nine months ended
(Unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.7	68.6	71.2	75.1
Gross profit	25.3	31.4	28.8	24.9
Operating expenses:
Engineering, research and development	20.4	29.7	20.4	23.7
Sales, general and administrative	29.2	37.2	32.1	35.6
Restructuring and impairment expense	1.3	-	1.8	(0.1)
Indemnification release	-	(4.7)	-	(1.3)
Total operating expenses	50.9	62.2	54.3	57.9
Operating loss	(25.6)	(30.8)	(25.5)	(33.0)
Interest income	1.2	0.9	1.8	0.9
Gain on sale of investments	-	-	1.1	-
Interest expense	(5.2)	(1.7)	(5.5)	(1.4)
Gain on mark to market financial instruments related to convertible debt	-	-	0.2	-
Other expense, net	(1.8)	(0.1)	(1.5)	(0.4)
Loss before income taxes	(31.4)	(31.7)	(29.4)	(33.9)
Provision for income taxes	1.1	0.1	1.6	-
Net loss	(32.5)%	(31.8)%	(31.0)%	(33.9)%

Net Sales

Net sales consist of systems and aftermarket products and services, which consist primarily of services, spare parts, and upgrades. Service revenue, included in aftermarket products and services revenue, was 10% and 10% of net sales for the three and nine month periods ended March 1, 2008, respectively and 11% and 10% of net sales for the three and nine month periods ended March 3, 2007, respectively.  Net sales of our products are as follows:

	Three months ended				Nine months ended
In thousands (unaudited)	March 1, 2008		March 3, 2007		March 1, 2008		March 3, 2007
Systems	$ 6,980	60%	$ 5,121	52%	$ 20,295	61%	$ 20,989	58%
Aftermarket products and services	4,573	40%	4,688	48%	13,130	39%	14,934	42%
	$ 11,553	100%	$ 9,809	100%	$ 33,425	100%	$ 35,923	100%

     For the three month period ended March 1, 2008 as compared to the three month period ended March 3, 2007, net sales increased 18% primarily due to increased volumes of our 4090 200mm products.  For the nine month period ended March 1, 2008 as compared to the nine month period ended March 3, 2007, net sales decreased 7% primarily due to decreased volumes of aftermarket products and services.

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

Gross Profit

	Three months ended		Nine months ended
In thousands (unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Gross profit	$ 2,918	$ 3,080	$ 9,612	$ 8,954
Gross profit as a % of net sales	25.3%	31.4%	28.8%	24.9%

The decrease in gross profit as a percentage of sales for the third quarter in fiscal 2008 versus the comparable quarter of the previous year was primarily additional costs (freight, travel, and fixed overhead charges) related to the move of production to Flextronics ($0.8 million). The increase in gross profit dollars and as percentage of sales for the nine months in fiscal 2008 over the same period in the prior year was due to a $2.8 million net write off of the test handler product line in the prior year as well as additional costs (freight, travel and fixed overhead charges) in the current year related to the move of production to Flextronics ($1.6 million).

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

Engineering, Research and Development (ER&D)

	Three months ended		Nine months ended
In thousands (unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
ER&D	$ 2,355	$ 2,916	$ 6,814	$ 8,492
ER&D as a % of net sales	20.4%	29.7%	20.4%	23.7%

The reduction of engineering, research and development expenses for the three months ended March 1, 2008 versus the prior year period was primarily due to a reduction in headcount ($0.1 million), product evaluation costs ($0.2 million), and product development costs ($0.3 million).  The reduction of engineering, research and development expenses for the nine months ended March 1, 2008 versus the prior year period was primarily due to a reduction in headcount ($0.8 million) product evaluation costs ($0.4 million), and product development costs ($0.6 million).  As a percentage of net sales, ER&D expenses decreased for the three and nine months ended March 1, 2008 as a result of a decrease in spending.

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

Sales, General and Administrative (SG&A)

	Three months ended		Nine months ended
In thousands (unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
SG&A	$ 3,372	$ 3,646	$ 10,711	$ 12,796
SG&A as a % of net sales	29.2%	37.2%	32.1%	35.6%

The decrease in sales, general and administrative expenses for the three month period ended March 1, 2008 over the previous year quarter was primarily due to decreased discretionary spending, such as travel, freight, insurance, and accounting fees.    The decrease in sales, general and administrative expenses for the nine month period ended March 1, 2008 over the previous year nine month period was primarily due to decreased discretionary spending ($0.5 million) and reduced headcount ($1.4 million).  As a percentage of net sales, SG&A expenses decreased for the three and nine months ended March 1, 2008 as a result of a decrease in discretionary spending.

SG&A expenses consist principally of employee salaries and benefits, travel, promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Interest Income

	Three months ended		Nine months ended
In thousands (unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Interest income	$ 143	$ 88	$ 589	$ 320

The increase in interest income in the three and nine months period ended March 1, 2008 over the previous year period resulted primarily from higher average cash balances resulting from the issuance of $25.75 million in convertible notes in 2007.

Gain on Sale of Investments
	Three months ended		Nine months ended
In thousands (unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Gain on sale of investments	$ -	$ -	$ 362	$ -

The gain in the nine month period ended March 1, 2008 resulted from the sale of marketable securities received as part of the demutualization of the Company’s life and disability insurance carrier in prior years.  The Company had previously not recorded these securities and liquidated them during the quarter ended September 1, 2007.  The effect on prior years was determined by management to not be material.

Interest Expense
	Three months ended		Nine months ended
In thousands (unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Interest expense	$ 604	$ 168	$ 1,844	$ 501

The increase in interest expense is largely due to increased convertible debt and discount amortization of our 6.25% Notes.

Provision for Income Taxes

	Three months ended		Nine months ended
In thousands (unaudited)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Provision for income taxes	$ 124	$ 7	$ 548	$ 15

Income tax provision for the three months and nine months ended March 1, 2008 is primarily related to accrued Singapore taxes related to moving from a five year tax exempt period to a three year tax exempt period.  (See “Income Taxes” note)

We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.  We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

 Liquidity and Capital Resources

  Operating activities: Cash used in operating activities was $3.5 million and $10.1 million during the nine months ended March 1, 2008 and March 3, 2007, respectively. The primary use of cash in both of these periods was for funding operating losses offset by cash received in the quarter ended March 1, 2008 of $4.3 million from Flextronics for sales of inventory.

Investing activities: Cash used for investing activities totaling $0.2 million in the nine months ended March 1, 2008 and was for capital expenditures. Cash provided by investing activities totaling $1.4 million in the nine months ended March 3, 2007 was due to the maturity of investments, $2.0 million offset by purchases of capital assets, $0.6 million.

Financing activities: During the nine months ended March 1, 2008, cash of $8.5 million was used to payoff off our maturing 5.25% Notes.  During the nine months ended March 3, 2007, cash provided by financing activities was $0.1 million from stock option exercises and ESPP purchases.

Liquidity: Our principal source of liquidity as of March 1, 2008 consisted of $18.7 million of cash and cash equivalents.  As of March 1, 2008, we had net working capital of $25.9 million.  During 2008, we will continue to emphasize reduction of our utilization of cash, including improving gross margins on sales, maintaining spending controls, additional headcount reductions and selling our inventory to Flextronics.  In March 2007, the Company completed a $25.75 million private placement of 6.25% fixed rate convertible subordinated secured notes (the “6.25% Notes Offering”). We currently anticipate that our available cash and proceeds from our line of credit at March 1, 2008 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next 12 months.

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

In September 2006 and January 2007, we renewed and amended our revolving line of credit with Comerica Bank. Under these agreements, we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit, which has a maturity date of August 31, 2008, is collateralized by substantially all of the Company’s assets and requires that we maintain certain financial covenants. We currently maintain cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent we borrow against this credit line.  Currently there are no outstanding borrowings on this line of credit.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At March 1, 2008, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, designed to ensure the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.1million.  For financial market risks related to changes in foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, with respect to our internal control over financial reporting, our disclosure controls as of March 1, 2008 were effective.

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

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations.  If we do not meet our forecasts and additional capital is unavailable, we may have insufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan. Total revenues were $33.4 million, $44.6 million, and $44.3 million, respectively, for the nine months ended March 1, 2008 and the years ended May 31, 2007 and 2006. We incurred operating losses of $8.5 million, $17.9 million, and $15.7 million for the same periods, respectively. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. Our cash, cash equivalents and short-term investments totaled $18.7 million at March 1, 2008.  Our cash used in operating activities was $3.5 million during the nine months ended March 1, 2008. We currently anticipate that our future cash from operations, available cash and cash equivalents, and our available credit facilities at March 1, 2008 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will remain at or be reduced below its current level or that we will have sufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan.  We cannot assure you that additional financing if needed will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be negatively impacted.

Our operating results are subject to variability and uncertainty, which could negatively impact our stock price.  We have experienced and expect to continue to experience significant fluctuations in our results.  Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period.  Our sales have often reflected orders shipped in the same period that they were received.  Customers may cancel or reschedule shipments, and production difficulties could delay shipments.  For the nine months ended March 1, 2008 and the years ended May 31, 2007 and 2006 five of our customers accounted for 58%,  42%, and 51%, respectively, of our net sales.  If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations.  Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors.  Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market new products, our business will be negatively affected.  We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products. As a result, we expect to continue investing in selective new wafer prober development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. For example, our 300mm wafer probers have not yet achieved broad market acceptance due to the lateness of the introduction of a production prober, which has resulted in a significant loss in overall market share.  Additionally, the customer evaluation process for our new 300mm prober products can be lengthy and can consume significant Company resources.  Our future sales will be impacted by our ability to successfully complete these new product evaluations. Further, we have begun to market our existing technologies to other industries. However, there can be no assurance that we will be successful in these efforts, or that our efforts will result in a significant increase in revenues.

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

Our dependence on contract manufacturers and sole source suppliers and our transition to a completely outsourced manufacturing model may prevent us from delivering our products on time, may damage our customer relations, and may harm our business.  On September 18, 2007, we signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. to outsource its Singapore manufacturing to China.  This agreement requires us to submit rolling unit forecasts, allows us to reschedule and modify the forecasts within certain period guidelines, and in certain circumstances allows us to share the benefits of cost reduction projects.  We believe through outsourcing our manufacturing we can achieve cost efficiencies, volume flexibility, and better lead times.  We cannot assure you that we will not experience short term manufacturing challenges such as delays in shipping or that we will achieve the expected cost efficiencies and volume flexibility.  We expect this project will be completed before our fiscal year end, May 31, 2008.  If during this transition we experience delays, disruptions or quality control issues, our ability to ship products could be negatively impacted and would have a negative result on our operations.  Further, reliance on a single third-party manufacturer exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Moreover, because our products are complex to manufacture, transitioning manufacturing activities from one location to another is complicated. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. Should our contract manufacturer be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship orders and to realize the related revenues when anticipated could be materially impacted.

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

As part of our Agreement with Flextronics, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are shipped to the Company.  Flextronics open commitments and inventory on hand at March 1, 2008, based on the Company’s forecasts, were valued at $12.0 million.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges which could have a negative impact on our results of operations.

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.  We have experienced fluctuations in our international sales and operations.  International sales accounted for 56%, 56%, and 58% of our net sales for the nine months ended March 1, 2008, the years ended May 31, 2007 and 2006, respectively.  We expect international sales to continue to represent a significant percentage of net sales.  We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

	Nine months ended	Years ended May 31,		Five months ended	Year ended December 31,
(in millions)	March 1, 2008	2007	2006	May 31, 2005	2004
	$9.8	$18.8	$34.7	$12.4	$6.3

 Changes to Procedures for Security Holder Recommendations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the time of our last required disclosure.

ITEM 6.

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation of Electroglas, Inc., as amended.	S1	33-61528		6/23/1993

3.2	By-laws of Electroglas, Inc., as amended.	S1	33-61528		6/23/1993

3.3	Certificate of Designation for Electroglas, Inc.	10K		3.3	3/30/1998

4.1	Indenture, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc., and The Bank of New York, as trustee.	8-K		4.1	3/27/2007

4.2	Form of 6.25% Convertible Senior Subordinated Secured Notes due 2027.	8-K		4.2	3/27/2007

10.1	Amendment No. 5 to Loan and Security Agreement dated as of January 22, 2007, by and between Electroglas, Inc. and Comerica Bank.	8-K		10.1	1/24/2007

10.2	Securities Purchase Agreement, dated as of March 21, 2007, by and among Electroglas, Inc., Piper Jaffray & Co. and the buyers of the 6.25% Notes.	8-K		10.2	3/27/2007

10.3	Registration Rights Agreement, dated as of March 21, 2007, by and between Electroglas, Inc. and the buyers of the 6.25% Notes.	8-K		10.3	3/27/2007

10.4	Security Agreement, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc. and The Bank of New York, as collateral agent.	8-K		10.4	3/27/2007

10.5	Intercreditor Agreement, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc., Comerica Bank, and The Bank of New York.	8-K		10.5	3/27/2007

10.6	Amendment No. 6 to Loan and Security Agreement dated as of March 26, 2007, by and between Electroglas, Inc. and Comerica Bank.	10-Q		10.6	4/6/2007

10.7	Flextronics Manufacturing Services Agreement (Portions of the Exhibit 10.7 have been omitted pursuant to a request for confidential treatment.)	10-Q		10.7	10/9/2007

31.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.					X

31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.					X

32.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            ELECTROGLAS, INC.

DATE: April 7, 2008                                                      BY: /s/ Thomas E. Brunton
                         Thomas E. Brunton
                         Chief Financial Officer,
                         Principal Financial and Accounting Officer