Form 10-K
period 2008-05-31
ELECTROGLAS INC
filed 2008-08-13
CIK 902281

United States Securities and Exchange commission
Washington, D.C. 20549
_______________________

Form 10-K
_______________________

                                    (Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2008
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

Large accelerated filer   [ ]         Accelerated filer   [ ]        Non-accelerated filer   [ ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __     No X

As of December 1, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $38,000,000 based on the closing sale price as reported on the Nasdaq Global Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

As of July 28, 2008, the Registrant had 26,718,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders, to be held on October 15, 2008, are incorporated by reference into Part III of this Form 10-K.

Electroglas, Inc.
Form 10K
For the Year Ended May 31, 2008
INDEX	Pages
FORWARD-LOOKING STATEMENTS...	4
PART I...	6
Item 1. Business…………………………................................................................................................................................................................................……………………………………………………...……………................……	6
Item 1A. Risk Factors……………………………………………………......................................................................................…………………………………………………..........................................................................................	11
Item 1B. Unresolved Staff Comments……………………………………......................................................................................……………………………………………………......................................................................................	15
Item 2. Properties…………………………………………………………......................................................................................………………………………………………….....................................................................................…....	15
Item 3. LegalProceedings……………………………………………………………………………………………………….............................................................................................................................................................................	15
Item 4. Submission of Matters to a Vote of Security Holders…………………………………………………………………........................................................................................................................................................................	15
PART II……………………………………………………………………………………………………………………………...............................................................................................................................................................................	15
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities............................................................................................................................................................	15
Item 6. Selected Financial Data………………………………………………………………………………………………............................................................................................................................................................................	17
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations………………………….................................................................................................................................................................	18
Item 7A. Quantitative and Qualitative Disclosures about Market Risk……………………………………………………….......................................................................................................................................................................	27
Item 8. Financial Statements and Supplementary Data………………………………………………………………………….......................................................................................................................................................................	28
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure…………………………................................................................................................................................................................	52
Item 9A(T). Controls and Procedures…………………………………………………………………...…………………….............................................................................................................................................................................	53
Item 9B. Other Information………………………………………….………………………………….……………………................................................................................................................................................................................	53
PART III………………………………………………………………………………………………………………………….................................................................................................................................................................................	53
Item 10. Directors and Executive Officers of the Registrant and Corporate Governance………………………….......…...........................................................................................................................................................................	53
Item 11. Executive Compensation………………………………………………………………………………………....................................................................................................................................................................................	53
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters………….....................................................................................................................................................................	53
Item 13. Certain Relationships and Related Transactions and Director Independence…………………………………….........................................................................................................................................................................	53
Item 14. Principal Accountant Fees and Services. ………………………………………………………………………......................................................................................…........................................................................................	53
PART IV……………………………………………………………………………………………………………………….....................................................................................................................................................................................	54
Item 15. Exhibits and Financial Statement Schedules……………………………………………………………………...............................................................................................................................................................................	54
SIGNATURES…………………………………………………………………………………………………………………....................................................................................................................................................................................	56

Forward-Looking Statements

The following discussion should be read in conjunction with our accompanying Financial Statements and the related notes thereto.  This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical are forward-looking statements.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements.  The forward-looking statements include, without limitation, statements regarding:

•	Our expectation that we will continue to invest in research and development of our wafer prober products and software to anticipate and address technological advances;
•	Our belief that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position;
•	Our belief that alternative sources of components and subassemblies included in our products that are obtained from a single source exist or can be developed, if required;
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

•	Our expectation that the semiconductor test markets will remain highly cyclical and difficult to forecast;
•	Our expectation that international sales will continue to represent a significant percentage of net sales and fluctuate as a percentage of total sales;
•	Our intention not to repatriate earnings from foreign subsidiaries and the effect of any repatriation of foreign earnings on income taxes;
•	Our cash contractual obligations as of May 31, 2008;
•
Our anticipation that our future cash from operations, available cash and cash equivalents, and proceeds from our line of credit at May 31, 2008 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;

•	Our expectation that external financing vehicles will continue to be available to us;
•
Our expectation that the holders of the 6.25% Notes will convert the Notes into Common Stock at some time prior to March 2011 or if not converted prior to that date the note holders will require us to purchase the Notes at that time;

•	Our belief that future sales will be impacted by our ability to succeed in new product evaluations;
•	Our belief that we have and can maintain certain technological and other advantages over our competitors;
•	Our belief that our success depends in significant part on our intellectual property, innovation, technological expertise, distribution strength, and our ability to manage our suppliers;
•	Our belief that our future success partly depends on our ability to hire and retain key personnel and the ability to attract additional skilled personnel in all areas to grow our business;
•	Our current intention not to issue any preferred stock;
•
Our belief that our current foreign exchange exposure in all international operations is not material to our consolidated financial statements because we primarily transact business in United States dollars;

•	Our belief that the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations;
•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements;
•	Our statements relating to outstanding restructuring charges and the timing of payment of such charges;
•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;
•	Our intention to emphasize outsourcing in functional areas where it is cost effective and increases the Company’s competitive position;
•	Our belief that in order to become profitable, our market share for our products must improve;
•	Our intention to continue to emphasize reduction of our utilization of cash, improving gross margins on sales, and maintaining spending controls;
•	Our intention to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability; and

•	Our belief that we have adequately accrued for any foreseeable outcome related to any foreign and domestic tax issues on a more likely than not basis.

The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements.

 These risks and uncertainties include but are not limited to:
•    An unanticipated lack of resources to continue to make investments in technolgical advances necessary to maintain competitive advantages and fund new development programs;
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

Part I

Item 1.  Business

Overview

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. We were incorporated in Delaware in April 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our Common Stock in July 1993, we assumed the assets and liabilities of the Electroglas division in an asset transfer. We have been in the semiconductor equipment business for more than 40 years and our installed base is one of the largest in the industry, with over 16,500 wafer probers sold.

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

      Starting in 2003, we changed our corporate strategy and refocused the Company back to its core competency of wafer probing and extending wafer probing technologies throughout the back-end of the semiconductor manufacturing process. In 2003 we sold our Design for Manufacturing (“DFM”) and Fab Solutions software product lines and our Optical Inspection product line. In 2004, we introduced a new extended performance 200mm wafer prober, the 4090µ+, and in January 2005 a new 300mm prober, the EG6000, that represents a major advancement in prober design and automation.

Beginning in fiscal 2007, we began to market our existing EG6000 technologies to other equipment manufacturers in other application areas such as micro assembly and inspection.  These companies, in addition to semiconductor, sell into the medical and solar fields.

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
Introduced in 2004, the 4090µ+ addresses the demands of testing fine pitch devices, semiconductors with copper interconnects and low k dielectric processes and other advanced applications, while simultaneously reducing test costs by increasing throughput.

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

Automatic wafer probers are primarily used during this “wafer sort” process, which occurs after the fabrication steps are completed and before the separation and packaging of each individual device. Positioning accuracy is a key requirement of an automatic wafer prober.  As manufacturers continue to shrink their device sizes, the manufacturing equipment accuracy must continue to keep pace with reduced feature sizes.  Throughput is another key prober feature, because allowing more devices to be tested in a given amount of time reduces the overall cost of test.  Similarly, wafer probers are required to be reliable, easy to use, portable, and very robust at handling the test process without failure or interruption, since these cause loss of throughput for the entire test cell. Recently, new device manufacturing processes, such as the use of copper for the metal layers and the use of very soft, delicate dielectric layers, have required a new level of control over the speed and accuracy with which probes are brought into contact with the pads to prevent damage and yield loss. Also, many devices must be designed to operate in severe conditions requiring cold testing to -55C and hot testing to +200C.

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

Our Strategy

We are a major supplier of wafer probers due to a combination of strengths, including a large installed base, advanced technical capabilities, close relationships with the leading manufacturers of integrated circuits, a broad line of high quality products, and a well-established, highly qualified distribution organization. Building on these capabilities, our strategy is comprised of the following key elements:

•
Focus on supplying high-speed testing tools that meet our customers’ requirements for accuracy, reliability, and production-worthiness. We have refocused our efforts on our core technology, wafer probing. We have invested in research and development to add features and functionality to our 200mm wafer prober products, as well as to improve and expand our advanced 300mm wafer probing platform. Beginning in 2007, we began to market our existing EG6000 technologies to other equipment manufacturers in other application areas such as micro assembly and inspection. We expect to continue to invest in research and development of our wafer prober products and software to anticipate and address technological advances.

•
Maintain customer relationships based on trust and dependability and good service. We have long-standing relationships with our customers and we seek to strengthen our existing customer relationships by providing high levels of service and support. Our development of products and product enhancements is market-driven. Marketing, engineering, sales and management personnel collaborate with our customers to determine their needs and specifications.

•	Emphasize quality products. We believe in providing high-quality products that are dependable tools for our customer’s manufacturing processes.

•
Emphasize outsourcing in functional areas where we believe it is cost effective and increases the Company’s competitive position. We have outsourced our manufacturing to Flextronics Industrial, Ltd. In China.   We also have engaged with a number of distributors in Asia to sell our products.

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

The EG6000:  Developed in 2004 and introduced in January 2005, the new EG6000 300mm probing system from Electroglas is the only 300mm prober that employs precision direct-drive technology to enable it to achieve the highest positioning accuracy currently available. Designed for advanced applications such as copper and low k dielectrics, the system employs a proprietary stage and control technology enabling highly accurate positioning of the test devices while moving devices into contact with the probes for test. MicroTouch adds the ability to control the impact forces while probing on delicate devices. In addition, patented active vibration cancellation technology reduces internally and externally generated vibrations while maintaining the integrity of the connection between devices under test and the probe pins, which can improve test yield.  It also allows the prober to have higher throughput in typical test applications with raised test floors that are subject to vibration. The EG6000 features the new Advanced Vision System for better accuracy, robustness and speed in aligning devices to the probe card for test. It also features a sophisticated system for automatically measuring and compensating for thermal changes in the system components while testing at hot or cold temperatures. The EG6000 features a broader range of application capabilities as well as many refinements and improvements in accuracy, throughput, automation, portability, and reliability. This allows the EG6000 to address customer’s needs for high volume production wafer test which is the majority of the 300mm prober market.  During 2007 and 2008, the Company has successfully completed a number of customer evaluations against its competition, particularly in the SOC area.

      The EG6000[t]: Introduced in July of 2008, the new EG6000[t] is the second generation of our flagship 300mm wafer prober product line that fuses automation and reliability requirements of high volume manufacturing environments with the highest caliber of prober technology, producing the world’s most accurate 300mm production wafer probers.  The EG6000[t] combines improved probe card finding optics, increased wafer pre-align, cassette loading and mapping speeds together with increased loader pre-alignment accuracy to produce smooth, fast and precise operation.  The EG6000[t] also provides a new generation of overall z accuracy with proprietary grid-based wafer surface mapping and advanced probe-to-pad alignment optics and algorithms.  Along with increased z accuracy, when implemented with the MicroTouch feature that allows for precise control of z-stage velocities, it enables the EG6000[t] to reduce overall damage to aluminum capped copper pads, low k dielectrics, circuitry under pads, in addition to extending the life of probe cards used on the tool during production.  These advanced features of the EG6000[t] are critical elements when probing advanced device technologies.

Parametric Probers:  The EG6000e, introduced in December 2005 is targeted at the parametric test ("e-test") segment of the wafer probe market.  This system incorporates patented technologiy licensed from Cascade Microtech, Inc. This technology allows extremely precise, low-leve electrical measurements to be made at the wafer level. This typ of electrical measurement performance is becoming increasingly critical for advanced sub-micron semiconductor processes.

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

Engineering, Research and Development

The market for semiconductor manufacturing equipment is characterized by continuous technological development and a high rate of product innovation. We believe that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position. For example, we devote a significant portion of our personnel and financial resources to engineering, research and development programs to continue development of our EG6000 300mm platform. We use our close relationships with our key customers to make product improvements that respond to our customers’ needs. Engineering, research and development expenses were $9.1 million, $11.1 million and $11.5 million, for the fiscal years ended May 31, 2008, 2007 and 2006, respectively, or 20%, 25% and 26% of net sales.

Marketing, Sales and Service

We sell our products directly to end-users through a direct sales force and distributors. We generally sell products to customers on net 30 to 60 day terms from shipment or acceptance. Other, primarily Asian customers are required to deliver a letter of credit typically payable upon product delivery. We generally warrant our products for a period of 13 months from the date of shipment for material and labor repair. Installation and certain training are customarily included in the price of the product. Customers may enter into repair and maintenance service contracts covering our products. Our field engineers provide customers (with products not under warranty or service contracts) with call out repair and maintenance services. We also train our customers, for a fee, to perform routine service.

We maintain sales and service personnel throughout the United States and Europe in strategic locations to meet our customers’ needs. In Asia we maintain sales and service offices in the People’s Republic of China, Singapore and Taiwan.

Customers

We sell our products to leading semiconductor manufacturers and contract test companies throughout the world. Customers that accounted for more than 10% of our net sales were Texas Instruments and ST Microelectronics for the fiscal year ended May 31, 2008, NXP Semiconductors for the fiscal year ended May 31, 2007, and ST Microelectronics for the fiscal year ended May 31, 2006. International sales represented 55%, 56% and 58% of our net sales for the fiscal years ended May 31, 2008, 2007 and 2006, respectively. These sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

Manufacturing and Suppliers

Our manufacturing activities consist primarily of integrating components and subassemblies to create finished probers and spares and upgrades configured to customer specifications. We schedule production based on firm customer commitments and anticipated orders during the planning cycle. In December 2002, we completed our move of equipment manufacturing from San Jose, California to Singapore to reduce production costs. In September 2007, we signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial, Ltd. to outsource our Singapore manufacturing to Flextronics in China. As part of this Agreement, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. This transition from Singapore to China has been completed and our Singapore factory was closed in April 2008. We believe through outsourcing our manufacturing we can achieve cost efficiencies and volume flexibility.  However, we cannot assure you that we will achieve the expected cost efficiencies and volume flexibility.  In addition to rapid product innovation, the wafer prober market is subject to significant price competition and product cost reductions are required. Certain of our components and subassemblies included in our products are obtained from a single source. We believe that alternative sources exist or can be developed, if required. Quality control is maintained throughout the assembly, test, and final inspection process, with documented instructions and test procedures.

Backlog

Our backlog was $13.7 million, $7.6 million and $9.1 million as of May 31, 2008, 2007 and 2006, respectively. Our backlog consists of product orders for which a customer purchase order has been received and which is scheduled for shipment or is to be earned within the next twenty-four months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement and product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period. Backlog also includes deferred revenue comprised of products shipped (but not recognizable as revenue in accordance with our revenue recognition policy), maintenance revenue that is being amortized over twenty-four months or less, and services earned or to be performed within the next year.

Competition

The semiconductor equipment industry is highly competitive. The principal competitive factors in the industry are product performance, reliability, price, service and technical support, product improvements, established relationships with customers, and product familiarity. We believe that our products compete favorably with respect to these factors. Our major competitors in the prober market are Tokyo Electron Limited (“TEL”) and Tokyo Seimitsu (“TSK”), both of which are based in Japan. In this market, these competitors have greater financial, engineering and manufacturing resources than we have, as well as larger service organizations and long-standing customer relationships. We cannot assure you that levels of competition will not intensify or that our technological advantages will be reduced or lost as a result of technological advances by competitors or changes in semiconductor processing technology. For a more detailed discussion of the competition we face, see “Risk Factors.”

Patents, Trademarks, Copyrights and Other Intellectual Property

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees, rather than on patents, trademarks and copyrights. Nevertheless, we have a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of our ongoing research, development and manufacturing activities. We own over 30 patents, including five granted in fiscal year 2008 and currently have three filed and pending. These fiscal year 2008 patents include: Active Vibration Control (AVC), Dual Loop Controls for improved z accuracy, and MicroTouch – all key technologies in our EG6000 prober. We also have several registered United States and international trademarks. We maintain unregistered copyrights on our software and typically maintain the source code for our products as a trade secret. We also rely on trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees. There can be no assurance; however, that others will not independently gain information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets. For a more detailed discussion regarding risks related to our intellectual property, see “Risk Factors.”

Employees

As of May 31, 2008, we employed 155 people. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract and retain such employees, who are in great demand. We have never had a work stoppage or strike, and there are no employees represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 1A.  Risk Factors

Semiconductor industry downturns adversely affect our revenues and operating results. Our business largely depends on capital expenditures by semiconductor manufacturers and semiconductor test companies, which in turn depend on the current and anticipated market demand for integrated circuits and products that use integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periods of oversupply resulting in significantly reduced demand for capital equipment. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions. Our ability to reduce expenses may be limited by our need to invest in the engineering, research and development and marketing required to penetrate targeted markets and maintain customer service and support. During periods of rapid growth, we must be able to rapidly increase our outsourcing manufacturing capacity and other personnel to meet customer demand. We cannot assure our investors that these objectives can be met, which would likely have a material and adverse effect on our business and operating results.

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations.  If we do not meet our forecasts and additional capital is unavailable, we may have insufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan. Total revenues were $45.4 million, $44.6 million, and $44.3 million, respectively, for the years ended May 31, 2008, 2007 and 2006. We incurred operating losses of $13.1 million, $17.9 million, and $15.7 million for the same periods, respectively. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. Our cash, cash equivalents and short-term investments totaled $16.5 million at May 31, 2008.  Our cash used in operating activities was $5.3 million during the year ended May 31, 2008. We currently anticipate that our future cash from operations, available cash and cash equivalents, and our available credit facilities at May 31, 2008 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will remain at or be reduced below its current level or that we will have sufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan.  We cannot assure you that additional financing, if needed, will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan and our ability to run our business would be negatively impacted.

Our operating results are subject to variability and uncertainty, which could negatively impact our stock price.  We have experienced and expect to continue to experience significant fluctuations in our results.  Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period.  Our sales have often reflected orders shipped in the same period that they were received.  Customers may cancel or reschedule shipments, and production difficulties could delay shipments.  For the years ended May 31, 2008, 2007 and 2006 five of our customers accounted for 51%, 42%, and 51%, respectively, of our net sales.  If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations.  Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors.  Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

If we do not continue to develop and successfully market our existing products and new products, our business will be negatively affected.  We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products. As a result, we expect to continue investing in selective new development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. Additionally, the customer evaluation process for our new 300mm prober products can be lengthy and can consume significant Company resources.  Our future sales will be impacted by our ability to successfully complete these new product evaluations. Further, we have begun to market our existing technologies to other industries. However, there can be no assurance that we will be successful in these efforts, or that our efforts will result in a significant increase in revenues.

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

We have incurred substantial indebtedness as a result of the sale of convertible Notes.  As of May 31, 2007 the Company had $8.5 million of 5.25% Notes which became due on June 15, 2007. In March 2007, the Company completed a $25.75 million private placement of 6.25% Notes. The Company used part of the 6.25% Notes proceeds to repay in June 2007 the $8.5 million of 5.25% Notes which matured. These 6.25% Notes are due in 2027; however, the holders have the right in March 2011 and on various other dates prior to maturity to demand repayment in full. Additionally, one of the covenants of our debenture agreement with respect to the 6.25% Notes can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended (“1934 Act”), and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable. As a result of our restructuring efforts, the Company has fewer employees to perform the day-to-day controls, processes and activities which increases the risk that we will be unable to make timely filings in accordance with the 1934 Act. These 6.25% Notes could materially and adversely affect our ability to obtain additional debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. We expect holders of the 6.25% Notes to convert their notes or require us to purchase our outstanding 6.25% Notes in March, 2011, the earliest date allowed by the terms of the 6.25% Notes. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

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

Our dependence on contract manufacturers and sole source suppliers may prevent us from delivering our products on time, may damage our customer relations, and may harm our business.  On September 18, 2007, we signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. to outsource our Singapore manufacturing to China.  This agreement requires us to submit rolling unit forecasts, allows us to reschedule and modify the forecasts within certain period guidelines, and in certain circumstances allows us to share the benefits of cost reduction projects.  We believe through outsourcing our manufacturing we can achieve cost efficiencies, volume flexibility, and better lead times.  We cannot assure you that we will not experience short term manufacturing challenges such as delays in shipping or that we will achieve the expected cost efficiencies and volume flexibility.  Further, reliance on a single third-party manufacturer exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. Should our contract manufacturer be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship orders and to realize the related revenues when anticipated could be materially impacted.

We also use numerous suppliers to supply components and subassemblies for the manufacture and support of our products and systems. While we make reasonable efforts to ensure that such components and subassemblies are available from multiple suppliers, this is not always possible.  Although we seek to reduce our dependence on these limited source suppliers, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on our results of operations and damage our customer relationships. Moreover, a prolonged inability to obtain certain components, or a significant increase in the price of one or more of these components, could have a material adverse effect on our business, financial condition and results of operations.

As part of our Agreement with Flextronics, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are ready to be shipped on behalf of  the Company.  Flextronics open commitments and inventory on hand at May 31, 2008, based on the Company’s forecasts, were valued at $18.6 million.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges which could have a negative impact on our results of operations.

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.  We have experienced fluctuations in our international sales and operations.  International sales accounted for 55%, 56%, and 58% of our net sales for the years ended May 31, 2008, 2007 and 2006, respectively.  We expect international sales to continue to represent a significant percentage of net sales.  We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

In addition, an increasing portion of our products and the products we purchase from our suppliers are sourced or manufactured in foreign locations, including Singapore and China, and a large portion of the devices our products test are fabricated and tested by foundries and subcontractors in Taiwan, Singapore, China and other parts of Asia. As a result, we are subject to a number of economic and other risks, particularly during times of political or financial instability in these regions. Disruption of manufacturing or supply sources in these international locations could have a material adverse impact on our ability to fill customer orders and potentially result in lost business.

Our business will be harmed if we cannot hire and retain key personnel.  Our future success partly depends on our ability to hire and retain key personnel. We also need to attract additional skilled personnel in all areas to grow our business. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. We deem stock options to be an important part of our employees’ compensation.  With our Common Stock trading at a price below the exercise price of most of our outstanding stock options, this may impact our ability to hire and retain key personnel.

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

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting. Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports.  Further, Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control structure and procedures for financial reporting each year.  As described in Item 9A(T) — Controls and Procedures, management, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of our disclosure controls and procedures and internal control over financial reporting. Based on those evaluations, the CEO and CFO identified material weaknesses in internal control over financial reporting related to revenue recognition and inventory reserves.  More specifically, appropriate evidence documenting persuasive evidence of an arrangement was lacking resulting in year-end audit adjustments to reverse revenue and inventory reserves were incorrectly adjusted in a manner which was not consistent with the Company’s policies or in accordance with generally accepted accounting principles.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of these material weaknesses in revenue recognition procedures and inventory reserves, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of May 31, 2008.  We plan to remediate these material weaknesses by: improving training of our sales force and accounting personnel on our revenue and inventory reserve policies and procedures, ensuring that appropriate evidence of an arrangement exists for revenue transactions, reviewing shipping terms to ensure proper revenue recognition under current arrangements, and adding controls around changes in shipping terms from other than EXWorks which is the standard commercial shipping terms used by the Company.  We cannot assure you however that the measures we have taken will remediate these material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal controls over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the Commission.

Our business may be harmed if we cannot maintain our listing on the NASDAQ Capital Market. To maintain our listing on the NASDAQ Capital Market we must satisfy certain minimum financial and other continued listing standards, including, among other requirements, (i) a $1.00 minimum bid price requirement and (ii) a $2.5 million minimum stockholder’s equity requirement, $500,000 minimum net income requirement or $35 million minimum market value of listed securities requirement. As of July 24, 2008, the bid price of our common stock was $1.30 per share and our approximate market value for listed securities was $34.5 million.  Further, as of May 31, 2008 our stockholders' equity was $3.9 million and our net loss was $15.9 million for fiscal year ended May 31, 2008.  There can be no assurance we will continue to meet the continued listing requirements for the NASDAQ Capital Market, or that we will not be delisted from the NASDAQ Capital Market in the future.  The delisting of our Common Stock could have a material adverse effect on the trading price, liquidity, value and marketability of our Common Stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter ended May 31, 2008.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “EGLS”. The following table sets forth for the periods indicated the closing high and low sales prices per share.

Quarter	Year 2008		Year 2007
	High	Low	High	Low
1st	$2.75	$1.95	$3.81	$2.29
2nd	$2.70	$1.27	$3.22	$2.39
3rd	$1.94	$1.23	$2.99	$2.29
4th	$2.06	$1.12	$2.55	$1.92

On July 24, 2008, the closing price of our common stock was $1.30. We have never declared or paid cash dividends and we do not anticipate paying cash dividends in the foreseeable future. Also, the terms of the Company’s 6.25% Notes restrict the Company from paying dividends. We currently intend to retain any future earnings to fund the development and growth of our business. As of July 24, 2008, we had approximately 2,600 stockholders of record.

 The following graph compares the cumulative 53-month total return of holders of Electroglas, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to May 31, 2008.
	12/03	12/04	5/05	5/06	5/07	5/08

Electroglas, Inc.	100.00	129.04	95.62	95.34	59.45	51.51
NASDAQ Composite	100.00	110.06	104.45	112.16	135.12	130.67
RDG Semiconductor Composite	100.00	79.75	83.34	82.92	91.63	89.54

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

	Years ended May 31,			Five months ended	Years ended December 31,
In thousands, except per share data	2008	2007	2006	May 31, 2005	2004	2003

Net sales	$45,421	$44,624	$44,317	$11,223	$63,004	$44,967
Gross profit (1)	12,414	9,483	12,303	1,109	22,810	220
Engineering, research and development	9,102	11,073	11,510	5,524	16,194	21,785
Sales, general and administrative	14,475	16,593	16,153	7,038	17,182	33,559
Restructuring charges	1,580	129	239	-	979	3,909
Impairment charges	359	-	89	86	4,251	6,254
Indemnification release	-	(459)	-	-	-	-
Gains on sales of product lines	-	-	-	-	-	(7,872)
Operating loss	(13,102)	(17,853)	(15,688)	(11,539)	(15,796)	(57,415)
Interest expense, net	(1,410)	(487)	(982)	(499)	(2,077)	(2,822)
Gain on sale of long term investment	-	-	-	-	3,545	-
Gain on settlement of long term liability	-	-	-	-	8,273	-
Debt conversion expense	-	-	(17,603)	-	-	-
Gain (loss) on mark to market of financial instrument
related to convertible debt	85	(154)	-	-	-	-
Other income (expense), net	(855)	(280)	(385)	(350)	(260)	112
Net loss before income taxes	(15,282)	(18,774)	(34,658)	(12,388)	(6,315)	(60,125)
Provision (benefit) for income taxes	651	9	(628)	5	57	(1,153)
Net loss	$(15,933)	$(18,783)	$(34,030)	$(12,393)	$(6,372)	$(58,972)

Basic and diluted net loss per share	$(0.60)	$(0.71)	$(1.53)	$(0.57)	$(0.30)	$(2.76)
Shares used in basic and diluted calculations	26,395	26,285	22,178	21,762	21,534	21,343

Working capital	$22,498	$33,814	$32,524	$54,433	$69,865	$43,463
Total assets	$43,361	$65,834	$62,672	$83,990	$95,619	$110,155
Convertible notes	$23,610	$31,337	$8,330	$32,413	$34,123	$33,630
Total stockholders' equity	$3,918	$15,503	$33,182	$32,432	$44,662	$50,265

(1)
Gross profit for 2007 includes a $2.8 million inventory provision due to a reduced forecast for the strip handler product line, net of $0.6 million of that reserved inventory which was subsequently sold. The Company also recorded, during 2007, a $0.7 million provision for excess inventory related to its 2001 product line and $0.4 million for other inventory provisions. Gross profit for 2003 includes $3.2 million for inventory provisions, $3.7 million in write-offs of unreserved inventories, and $2.7 million in warranty charges.

 Quarterly Consolidated Financial Data (Unaudited)

	Quarters ended
In thousands, expect per share data	May 31, 2008	March 1, 2008	December 1, 2007	September 1, 2007
Net Sales	$11,996	$11,553	$11,381	$10,491
Gross profit	$2,802	$2,918	$3,098	$3,596
Net loss	$(5,554)	$(3,748)	$(3,333)	$(3,298)
Basic and diluted net loss per share	$(0.21)	$(0.14)	$(0.13)	$(0.13)

	Quarters ended
In thousands, expect per share data	May 31, 2007	March 3, 2007	December 2, 2006	September 2, 2006
Net Sales	$8,701	$9,809	$12,581	$13,533
Gross profit (1)	$529	$3,080	$3,891	$1,983
Net loss	$(6,609)	$(3,123)	$(3,226)	$(5,825)
Basic and diluted net loss per share	$(0.25)	$(0.12)	$(0.12)	$(0.22)

(1)
Gross profit for 2007 includes: in the first quarter – a $3.4 million inventory provision due to a reduced forecast for the strip handler product line; in the second quarter - $0.6 million of a reversal of inventory reserves from the sale of strip handler products. During Q4 2007, the Company recorded a $0.7 million provision for excess inventory related to its 2001 product line and $0.4 million for other inventory provisions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. Our primary product line is automated wafer probing equipment.  In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers to quality test semiconductor wafers. Electroglas has sold over 16,500 wafer probers and its installed base is one of the largest in the industry. Beginning in 2007, we began to market our existing EG6000 technologies to other equipment manufacturers in other application areas such as micro assembly and inspection.  These companies, in addition to semiconductor, sell into the medical and solar fields.

Our customers consist primarily of chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. The EG6000, which represents a major advancement in prober design and automation and is focused on providing better performance than currently available from competitors’ products, was developed to serve this much larger production test market.

To stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles.  Due to the cyclicality of the semiconductor equipment industry and the resulting market pressures, we are focusing our efforts in the following areas:

•	Controlling and aligning our costs, through outsourcing and streamlining to move to break-even and then profitable levels of operation, including positive operating cash flows;
•	Developing successful products and services to meet market windows in our target markets, and marketing our existing technologies to other industries;
•	Working with our manufacturing outsourcing vendor, Flextronics, to achieve a more variable cost model and to cost reduce our products;
•	Completing new customer evaluations of our 300mm products; and
•	Preparing ourselves for increases in customer demand while at the same time maintaining expense control and limiting increases in our cost structure.

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

Revenue recognition: Revenue is recognized on the sale of the Company’s equipment when a customer purchase order or contract has been received, when the products or services have been delivered, when the total purchase price can be assured without making significant concessions, and when the Company’s ability to collect from its customer has been assured.  In recognizing revenue the Company makes certain assumptions and estimates, namely: (i) the Company considers a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) the Company considers systems, delivered separately from options, to have value to our customers on a stand alone basis if we have fair value of the options and the options are not significant to the total amount of the order and the options are not essential to the functionality of the system; (iii) the Company considers systems, delivered separately from installation, to have value to its  customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing the systems without the support of our installers, installation is routine and inconsequential to the total value of the transaction, we have fair value and routinely sold on a stand-alone basis; and (iv) for most customers the Company assumes that, based on past history, it will continue to collect its receivables from them without payment or product concessions, despite the fact that they have larger financial size relative to the Company and despite its dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables, such as installation and services, the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) vendor specific objective evidence (VSOE) of fair value exists, which is based on the average price charged when each element is sold separately, for the undelivered elements, and (iii) if the arrangement does not include a general right of return relative to a delivered item, or if performance of the undelivered item is considered probable and substantially in the control of the Company.  If the Company cannot objectively determine the fair value of any undelivered element included in a multiple element arrangement, the Company defers revenue until all elements are delivered and the service has been performed, or until fair value can be objectively determined for any remaining undelivered elements.  Where the Company sells to distributors, revenue is deferred until resale to the end-customers.  Sales to distributors do not represent a material amount of the Company's sales.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Inventory valuation: Inventories are stated at lower of cost or market (estimated net realizable value) using the FIFO method.  We periodically review the carrying value of inventories and non-cancelable purchase commitments, including inventories at Flextronics, by reviewing sales forecasts, material usage requirements, and by reviewing the impact of changes in technology on our products (including engineering design changes). These forecasts of changes in technology, future sales and pricing are estimates. We may record charges to write down inventories based on these reviews and forecasts. If there is weak demand in the semiconductor equipment markets and orders fall below our forecasts, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold. Inventory purchase commitments considered excess or losses on purchase commitments above market prices are accrued in the period in which such determinations are made.

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

Allowance for doubtful accounts:  We closely monitor the collection of our accounts receivable and record a general allowance based on the age of the receivables and a specific reserve for identified amounts that we believe are not recoverable. We sell primarily to large, well-established semiconductor manufacturers and semiconductor test companies and we have not experienced significant accounts receivable losses in the past. We have, however, from time to time experienced slowdowns in receivable collections, especially during semiconductor equipment down cycles, as customers extend their payment schedules to conserve their cash balances. If our customers continue to experience down cycles or if their financial conditions deteriorate, we may be required to increase our allowance for doubtful accounts. If a customer demonstrates a pattern of renegotiating terms or requesting concessions prior to payment, we would defer revenue until the price was considered fixed and determinable. Estimates have historically approximated actual results.

Accounting for Income Taxes:  The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” on June 1, 2007, the first day of the first quarter of fiscal 2008.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition of deferred tax assets and liabilities, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  In connection with our implementation of FIN 48, we reevaluated all of our significant tax positions and based upon this evaluation we concluded that our deferred tax assets and liabilities did not differ significantly from our recorded deferred tax assets and liabilities prior to adoption.  Therefore, we did not record any adjustments as of the adoption date.  At the adoption date of June 1, 2007, we had approximately $7.7 million of total gross unrecognized tax benefits, all of which would impact our effective tax rate if recognized. We continue to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

Restructuring charges:  We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring charges are workforce reductions, consolidating facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. Plans to eliminate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Asset impairments primarily consist of property, plant and equipment associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the property, plant and equipment.  These estimates were derived using the guidance of Statement of Financial Accounting Standards ("SFAS") No.  146 "Accounting for Exit or Disposal Activities" ("SFAS No. 146") which was effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

Stock based compensation expense: We estimate the value of employee stock based awards on the date of grant using the Black-Sholes model and amortize these costs on a straight-line basis over the requisite service periods of the awards.  Under SFAS 123(R) “Share-Based Payment”, the determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, such as:

Expected volatility – historical volatility of the Company’s stock price.
Expected term – historical data on employee exercises and post-vesting employment termination behavior.
Risk free interest rate – an implied yield currently based on United States Treasury rates.
Estimated forfeitures – historical option forfeitures over a given period.
Dividend yield – historical rate of dividend payments

Results of Operations

	Years
Percentage of net sales	2008		2007		2006

Net sales	100.0%		100.0%		100.0%
Cost of sales	72.7		78.7		72.2
Gross profit	27.3		21.3		27.8
Operating expenses:
Engineering, research and development	20.0		24.8		26.0
Sales, general and administrative	31.9		37.2		36.5
Restructuring charges	3.5		0.3		0.5
Impairment charges	0.8		-		0.2
Indemnification release	-		(1.0)		-
Total operating expenses	56.2		61.3		63.2
Operating loss	(28.9)		(40.0)		(35.4)
Interest income	2.3		1.4		2.7
Interest expense	(5.4)		(2.5)		(4.9)
Debt conversion expense	-		-		(39.7)
Gain (loss) on mark to market of financial instrument
related to convertible debt	0.2		(0.4)		-
Other expense, net	(1.9)		(0.6)		(0.9)
Loss before income taxes	(33.7)		(42.1)		(78.2)
Provision (benefit) for income taxes	1.4		-		(1.4)
Net loss	(35.1	) %	(42.1	) %	(76.8	) %

Net Sales

Net sales are comprised of systems and aftermarket products and services sales, consisting primarily of services, spare parts, upgrades, and refurbished systems. Service revenue, included in aftermarket prober products and service was 10%, 11% and 10% of net sales for the years ended May 31, 2008, 2007, and 2006, respectively.  Net sales of our products are as follows:

	Years
In thousands	2008	2007	2006

Systems	$27,595	$26,084	$27,074
Aftermarket products and service	17,826	18,540	17,243
	$45,421	$44,624	$44,317

Net sales increased 2% in 2008 as compared to 2007 because of increased EG6000 and 4090 system sales ($2.9 million), and software royalties ($0.3 million), offset by lower sales of aftermarket products ($1.7 million) and Sidewinder, strip test handler ($0.6 million).  Net sales were up slightly in 2007 as compared to 2006.  The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast.  As a result of uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate.

 Net sales amounts and as a percentage of sales were as follows:

	Years
In thousands	2008		2007		2006

Asia	$16,056	35%	$13,704	31%	$15,924	36%
Europe	8,885	20	11,355	25	9,804	22
International	24,941	55%	25,059	56%	25,728	58%
North America	20,480	45	19,565	44	18,589	42
	$45,421	100%	$44,624	100%	$44,317	100%

We expect international sales to continue to represent a significant percentage of net sales and fluctuate as individual manufacturers and semiconductor test companies address their capacity needs at differing stages of the semiconductor demand cycle. During 2006 through 2008, we experienced weakness in sales across all of our major geographic regions due to industry conditions and slow customer acceptance of our 300mm products.

Gross Profit

	Years
In thousands	2008	2007	2006

Gross Profit	$12,414	$9,483	$12,303
Gross profit as a % of net sales	27.3%	21.3%	27.8%

The increase in gross profit in 2008 compared to 2007 was primarily due to higher systems sales with higher average ASP’s ($0.9 million), and lower net inventory provisions in 2007 related to the strip handler product compared to the prior year ($2.8 million), offset by higher period costs due to duplicate factories, Singapore and Flextronics in China ($1.6 million).  The decline in gross profit in 2007 compared to 2006 was primarily due to higher inventory provisions of $2.8 million due to a reduced forecast for the strip test handler product line in 2007.

We periodically review the carrying value of our inventories and noncancelable inventory purchase commitments by evaluating material usage and manufacturing requirements to determine inventory obsolescence and excess quantities, and we reduce the carrying value of these inventories when appropriate.

We believe that our gross profit will continue to be affected by a number of factors, including changes in demand for semiconductors, competitive pressures on average selling prices and product mix. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause additional write-downs of inventories and would negatively impact our gross profit margins.

Engineering, Research and Development Expenses (ER&D)

	Years
In thousands	2008	2007	2006

ER&D	$9,102	$11,073	$11,510
ER&D as a % of net sales	20.0%	24.8%	26.0%

In 2008 versus 2007, the decrease in ER&D was mainly due to a reduction in headcount and related personnel expenses of $0.9 million and reduced development and evaluation costs of $1.1 million as part of our cost containment measures.  In 2007 versus 2006, the decrease in ER&D was mainly due to reduced payroll and related personnel charges of $0.6 million as well as lower infrastructure and facility costs of $0.3 million, partially offset by higher development and evaluation costs for the EG6000 product line of $0.6 million. Engineering, research and development expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in product development and enhancement.

Selling, General and Administrative Expenses (SG&A)

	Years
In thousands	2008	2007	2006

SG&A	$14,475	$16,593	$16,153
SG&A as a % of net sales	31.9%	37.2%	36.5%

In 2008 versus 2007, the decrease was primarily due to a decrease in headcount and related personnel costs of $1.1 million and reduced product evaluation costs, audit fees, and discretionary costs of $0.4 million, $0.2 million, and $0.3 million, respectively.  In 2007 versus 2006, the increase in absolute dollars was primarily due to increased new product evaluation costs of $0.9 million and audit fees of $0.4 million, offset by lower payroll and related personnel charges of $0.6 million and decreased infrastructure and facility costs of $0.2 million. SG&A expenses consist primarily of employee salaries and benefits, travel expenses, advertising and other promotion expenses, facilities expenses, legal expenses and other infrastructure costs.

Restructuring Charges

During 2008 we recorded a restructuring charge of $1.6 million related to reductions in the workforce in our foreign offices and the closing of our manufacturing facility in Singapore. During 2007 the net restructuring amount was $0.1 million. We recorded a restructuring charge of $0.3 million related to a reduction in workforce. This was offset by a favorable $0.2 million benefit related to the early termination of a facility lease previously restructured in 2004. During 2006, we recorded a $0.2 million restructuring charge related to workforce reductions.

Impairment Charges

We performed impairment tests as of December 31, 2007 and 2006, which compared currently utilized property and equipment and non-current assets net book values with the expected undiscounted cash flows from these assets. The estimated undiscounted cash flows of the assets were sufficient to recover the net book value of these assets. In 2008, we recorded a $0.4 million impairment charge on the carrying value of the company’s MRP system due to the closure of our manufacturing facility in Singapore as well an impairment of furniture and fixtures in under utilized facilities.  In 2006, we recorded a $0.1 million impairment charge on fixed assets no longer in use.

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

Interest Income

	Years
In thousands	2008	2007	2006

Interest income	$1,037	$604	$1,195

The increase in interest income in 2008 over 2007 was related to increased cash due to the issuance of $25.75 million in 6.25% Notes offset by the repayment of $8.5 million of our 5.25% bonds and cash used to fund operations.  The decrease in interest income in 2007 over 2006 was primarily due to the use of cash for operations as well as the $7.5 million in cash used as partial consideration in the repurchase of $25.0 million of our 5.25% Notes.

Interest Expense

	Years
In thousands	2008	2007	2006

Interest expense	$2,447	$1,091	$2,177

Interest expense is comprised primarily of interest on our Notes. The increase in 2008 over 2007 is primarily due to increased convertible debt and discount amortization of our 6.25% Notes.  The decrease in 2007 over 2006 is primarily due to the repurchase of $25.0 million of the Notes in 2006.  (see Notes 8 and 9).

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

Provision (Benefit) for Income Taxes

	Years
In thousands	2008	2007	2006

Provision (benefit) for income taxes	$651	$9	$(628)

The 2008 provision reflects the amount of the tax settlement totaling $0.4 million reached with the Singapore government to end our tax holiday (see Note 16) and a reduction in our deferred tax assets due to changes in estimates of $0.2 million.  The 2007 provision resulted from taxes accrued on the income of various foreign branches and subsidiaries.  The 2006 income tax benefit resulted primarily from a $0.6 million release of tax reserves related to transfer pricing issues. Realization of our deferred tax assets depends on us generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and amount of such realization, management concluded that a valuation allowance of $122.0 million was required at May 31, 2008.

In October of 2004, the American Jobs Protection Act was signed into law.  Certain provisions of this Act allow multinational companies to repatriate cash related foreign earnings at a favorable rate if used to create or maintain jobs in the United States. At May 31, 2008, there are no plans to repatriate earnings from foreign subsidiaries as the only cash maintained in these entities is for working capital purposes.  Any repatriation of foreign earnings would have an immaterial effect on income taxes.

Liquidity and Capital Resources

	Years
In thousands	2008	2007	2006

Cash used in operating activities	$(5,333)	$(11,251)	$(20,525)
Cash (used in) provided by investing activities	$(505)	$1,191	$13,377
Cash (used in) provided by financing activities	$(8,444)	$23,547	$(7,051)

Operating activities: Cash used in operating activities was $5.3 million for the period ended May 31, 2008.  The primary uses of cash were to fund operational losses offset by cash received from Flextronics for transfer of inventories of $6.7 million in connection with its outsourcing agreement.

 Cash used in operating activities was $11.3 million for the period ended May 31, 2007.  The primary uses of cash were to fund operational losses and a reduction in accounts payable and accrued liabilities offset by reduced accounts receivable due to improved collection efforts.

Cash used in operating activities was $20.5 million for the period ended May 31, 2006.  The primary uses of cash was to fund operational losses and fund increases in working capital levels, including accounts receivable and inventories, due to increased sales in the last half of 2006.

Investing activities: Cash used in investing activities in 2008 was $0.5 million due to purchases of fixed assets. Cash provided by investing activities in 2007 was $1.2 million due to the maturity of investments offset by purchases of fixed assets.  Cash provided by investing activities in 2006 was $13.4 million, an increase of $5.3 million over the prior fiscal year largely due to liquidation of investments due to our increased use of cash in operations as a result of larger accounts receivables and inventory balances.

Financing activities: Cash used in financing activities in 2008 was $8.4 million, primarily due to the repayment of $8.5 million of our 5.25% Notes.  Cash provided by financing activities in 2007 was $23.5 million, largely from the proceeds received from the issuance of our 6.25% Notes in March 2007.  Cash used in financing activities in 2006 was $7.1 million, largely from $7.5 million paid in the exchange of $25.0 million of our 5.25% Notes in May 2006 for 4,268,000 shares of our common stock and cash in privately negotiated transactions with Note holders.

Cash contractual obligations are as follows as of May 31, 2008:

		Payments Due by Fiscal Year
In thousands	Total	2009	2010	2011
Operating leases	$3,345	$1,712	$1,545	$88
Inventory purchase commitments	20,069	20,069	-	-
Interest payments on convertible subordinated notes	5,279	1,609	1,609	2,061
Principal payment on convertible subordinated notes	25,750	-	-	25,750
Total	$54,443	$23,390	$3,154	$27,899

Purchase commitments include $1.0 million of purchase orders that are cancelable.

On September 18, 2007, the Company signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. to outsource its Singapore manufacturing to Flextronics in China. As part of this Agreement, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are ready to be shipped to our customers.  Flextronics open commitments and inventory on hand at May 31, 2008, based on the Company’s forecasts, were valued at $18.6 million and are included in the above table as inventory purchase commitments.

 In February 2005, we entered into a five-year operating lease for a 78,000 square foot corporate headquarters building in San Jose, California. Payments due under this new lease are $2.7 million for fiscal years 2009 through 2010.

Line of credit: In June 2008, we renewed and amended our revolving line of credit with Comerica Bank. Under this amended agreement, we may borrow up to $7.5 million based upon eligible accounts receivable balances. This amended line of credit, which has a maturity date of August 31, 2010, is secured by substantially all of our assets and requires that we maintain certain financial covenants. We currently maintain cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent we borrow against this credit line.  There were no borrowings from the credit line as of May 31, 2008 and 2007, respectively.

Liquidity: Our principal source of liquidity as of May 31, 2008 consisted of $16.5 million of cash and cash equivalents.  As of May 31, 2008, we had net working capital of $22.5 million.  During 2009, we will continue to emphasize reduction of our utilization of cash, including improving gross margins on sales, maintaining spending controls and additional headcount reductions.  In March 2007, the Company completed a $25.75 million private placement of 6.25% fixed rate convertible subordinated secured notes (the “6.25% Notes Offering”). We currently anticipate that our available cash and amounts available under our line of credit at May 31, 2008 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next 12 months.

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by us in the first quarter of our fiscal year 2009.  On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157".  FSP 157-2 delays the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Management is currently assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB statement No. 115”.  SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The fair value option under SFAS No 159 becomes available to us in the first quarter of our fiscal year 2009. Management is currently assessing the impact of the adoption of this Statement.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”.  SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  This Statement is required to be adopted by us in the first quarter of our fiscal year 2010. This statement will have no impact on the Company unless management enters into derivative instruments or hedging activities after May 31, 2009.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At May 31, 2008, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only cash equivalents with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be less than $0.1 million. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolios:

In thousands, except percentages	Within One Year	Fair Value at May 31, 2008
Interest bearing cash accounts and cash equivalents	$14,042	$14,042
Average rate	2.6%	2.6%

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Electroglas, Inc.
San Jose, CA

We have audited the accompanying consolidated balance sheets of Electroglas, Inc. as of May 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended May 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electroglas, Inc. at May 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, effective June 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”.

As discussed in Note 14, effective May 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

As discussed in Note 16, effective June 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.

/s/ BDO Seidman, LLP

San Jose, California
August 12, 2008

Electroglas, Inc
Consolidated Statements of Operations

	Years ended May 31,
In thousands, except per share data	2008	2007	2006
Net sales	$45,421	$44,624	$44,317
Cost of sales	33,007	35,141	32,014
Gross profit	12,414	9,483	12,303
Operating expenses:
Engineering, research and development	9,102	11,073	11,510
Sales, general and administrative	14,475	16,593	16,153
Restructuring charges	1,580	129	239
Impairment charges	359	-	89
Indemnification release	-	(459)	-
Total operating expenses	25,516	27,336	27,991
Operating loss	(13,102)	(17,853)	(15,688)
Interest income	1,037	604	1,195
Interest expense	(2,447)	(1,091)	(2,177)
Debt conversion expense	-	-	(17,603)
Loss on mark to market of financial instruments
related to convertible debt	85	(154)	-
Other expense, net	(855)	(280)	(385)
Loss before income taxes	(15,282)	(18,774)	(34,658)
Provision (benefit) for income taxes	651	9	(628)
Net loss	$(15,933)	$(18,783)	$(34,030)

Basic and diluted net loss per share	$(0.60)	$(0.71)	$(1.53)

Shares used in basic and diluted calculations	26,395	26,285	22,178

See accompanying notes to consolidated financial statements.

Electroglas, Inc
Consolidated Balance Sheets

	May 31,
In thousands, except share data	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,541	$30,788
Accounts receivable, net of allowances of $329 and $392	9,419	9,855
Inventories	5,533	11,883
Restricted cash	-	500
Receivable from Flextronics Industrial Ltd.	1,644	-
Prepaid expenses and other current assets	2,752	2,355
Total current assets	35,889	55,381
Equipment and leasehold improvements, net	2,724	4,779
Goodwill	1,942	1,942
Other assets	2,806	3,732
Total assets	$43,361	$65,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,848	$5,953
Accrued liabilities	5,717	5,456
Deferred revenue - current	826	1,036
Accrued losses on inventory purchase commitments	-	636
Convertible subordinated notes - short term	-	8,486
Total current liabilities	13,391	21,567
Convertible subordinated notes - long term	23,610	22,851
Financial instrument related to convertible debt	-	3,192
Non-current liabilities	2,442	2,721
Total liabilities	39,443	50,331
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,681,000 and 26,466,000
shares issued; 26,526,000 and 26,311,000 outstanding	267	265
Additional paid-in capital	199,932	195,586
Accumulated deficit	(193,985)	(178,052)
Cost of common stock in treasury; 155,000 shares	(2,296)	(2,296)
Total stockholders’ equity	3,918	15,503
Total liabilities and stockholders’ equity	$43,361	$65,834

See accompanying notes to consolidated financial statements.

Electroglas, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

					Accumulated
			Additional	Retained	Other			Total
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
In thousands	Shares	Amount	Capital	(Deficit)	Income/(Loss)	Shares	Amount	Equity
Balance at June 1, 2005	21,957	$219	$159,734	$(125,239)	$14	(155)	$(2,296)	$32,432
Net loss	-	-	-	(34,030)	-	-	-	(34,030)
Net unrealized loss on investments	-	-	-	-	(39)	-	-	(39)
Total comprehensive loss								(34,069)
Issuance of common stock under
employee stock plans	177	2	447	-	-	-	-	449
Issuance of common stock through
conversion of notes	4,268	43	33,533	-	-	-	-	33,576
Stock-based compensation expense	-	-	794	-	-	-	-	794
Balance at May 31, 2006	26,402	264	194,508	(159,269)	(25)	(155)	(2,296)	33,182
Net loss	-	-	-	(18,783)	-	-	-	(18,783)
Net unrealized loss on investments	-	-	-	-	25	-	-	25
Total comprehensive loss								(18,758)
Issuance of common stock under
employee stock plans	64	1	143	-	-	-	-	144
Stock-based compensation expense	-	-	935	-	-	-	-	935
Balance at May 31, 2007	26,466	265	195,586	(178,052)	-	(155)	(2,296)	15,503
Net loss	-	-	-	(15,608)	-	-	-	(15,933)
Net unrealized loss on investments	-	-		-	-	-	-	-
Total comprehensive loss								(15,933)
Reclassification of financial instrument related
to convertible debt	-	-	3,107	-	-	-	-	3,107
Issuance of common stock under
employee stock plans	215	2	106	-	-	-	-	108
Stock-based compensation expense	-	-	1,133	-	-	-	-	1,133
Balance at May 31, 2008	26,681	$267	$199,932	$(193,660)	$-	(155)	$(2,296)	$3,918

See accompanying notes to consolidated financial statements.

Electroglas, Inc.
consolidated Statements of Cash Flows

	Years ended May 31,
In thousands	2008	2007	2006
Cash flows used in operating activities
Net loss	$(15,933)	$(18,783)	$(34,030)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,908	1,952	2,220
Amortization	632	294	589
Provision for inventory reserves and amortization
of loaner equipment	1,859	6,872	988
Stock based compensation charges	1,133	935	794
Interest expense on convertible notes	773	295	424
Loss on mark to market of financial instrument related to
convertible debt	(85)	154	-
Indemnification release	-	(459)	-
Impairment charges	359	-	89
(Gain) loss on translation of foreign currency	(152)	37	(65)
Debt conversion expense	-	-	17,603
Loss (gain) on disposal of fixed assets	404	14	(15)
Change in estimate on tax reserves	-	-	(865)
Changes in current assets and liabilities:
Accounts receivable	(285)	2,761	(6,939)
Inventories	3,870	422	(4,033)
Prepaid expenses and other current and long-term assets	606	(49)	1,438
Accounts payable	(220)	(3,781)	2,565
Accrued and other current and long-term liabilities	(202)	(1,915)	(1,288)
	(5,333)	(11,251)	(20,525)
Cash flows (used in) provided by investing activities
Capital expenditures	(505)	(808)	(624)
Proceeds from disposal of property, plant and equipment	-	-	16
Purchases of investments, available-for-sale	-	-	(10,000)
Maturities of investments, available-for-sale	-	1,999	23,985
	(505)	1,191	13,377
Cash flows (used in) provided by financing activities
Purchase of convertible notes	(8,500)	-	(7,500)
Proceeds from issuance of convertible notes	-	25,750	-
Debt issuance cost related to the issuance of convertible notes	(52)	(2,347)
Sales of common stock to employees	108	144	449
	(8,444)	23,547	(7,051)
Effect of exchange rate changes on cash	35	8	7
Net (decrease) increase in cash and cash equivalents	(14,247)	13,495	(14,192)
Cash and cash equivalents at beginning of year	30,788	17,293	31,485
Cash and cash equivalents at end of year	$16,541	$30,788	$17,293

Supplemental cash flow disclosures:
Interest paid on convertible subordinated notes	$(1,381)	$(446)	$(2,271)
Cash (paid) received during the period for income taxes	$(676)	$(31)	$170
Supplemental non-cash investing and financing activities:
Conversion of subordinated debt	$-	$-	$33,532
Reclassification of financial instrument related to convertible debt	$3,107	$-	$-
See accompanying notes to consolidated financial statements.

Electroglas, Inc.
Notes to Consolidated Financial Statements

Note 1.  Change in Fiscal Year

Effective July 2005, Electroglas, Inc. (“the Company”) changed its fiscal year-end from December 31 to May 31 retroactive to May 31, 2005. The Company’s fiscal quarters are every 13 weeks and end on a Saturday.

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

Investments:  The Company invests its excess cash in investment grade debt and equity instruments. Management determines the appropriate classification of the debt securities at the time of the purchase as either held-to-maturity or available-for-sale and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Amortization of premiums and accretion of discounts, as well as any interest on the securities, is included in interest income.  At May 31, 2008 and 2007, the Company did not have any marketable securities.

Inventories:  Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. The Company may record charges to inventory reserves due to excess, obsolete and slow moving inventories, including those held by Flextronics. The Company’s reserve analysis is based on the estimated impact of changes in technology on the Company’s products (including engineering design changes) and the timing of these changes. The Company also considers future sales forecasts, product order history, and backlog to assess its inventory requirements as well as outstanding purchase commitments. Inventory on loan to customers is included in finished goods inventory. Loaner inventory is reserved beginning in the ninth month after shipment through the twentieth month to a 10% residual value and is charged to the organization responsible for the inventory, either Engineering or Sales. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional reserves of inventories may be required which will negatively impact gross margins. Inventory reserves are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. As a result of these analyses, the Company recorded inventory provisions and amortization of loaned inventory of $1.9 million, $6.9 million and $1.0 million, for the years ended May 31, 2008, 2007 and 2006, respectively.

The following is a summary of the major categories of inventory as of:

	May 31,
In thousands	2008	2007
Raw materials	$2,578	$7,807
Work-in process	143	2,327
Finished goods	2,812	1,749
	$5,533	$11,883

Equipment and leasehold improvements:  Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization using the straight-line method over the estimated useful lives of the assets or the life of the lease, whichever is shorter. The following is a summary by major category as of:

	Estimated	May 31,
Dollars in thousands	Useful Lives	2008	2007
Equipment	3-5	$5,220	$5,999
Leasehold improvements	Term of lease	1,737	3,657
Office furniture and equipment	3-10	5,463	7,377
		12,420	17,033
Accumulated depreciation and amortization		(9,696)	(12,254)
		$2,724	$4,779

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

Goodwill: The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (SFAS 142). The Company performed its annual impairment test of goodwill as of December 31, 2007 and 2006 and has concluded that no impairment exists. The Company performs impairment tests on an annual basis and between annual tests if an event occurs or circumstances change that would indicate that a potential impairment in the value of the asset has occurred.

Revenue recognition: Revenue is recognized on the sale of the Company’s equipment when a customer purchase order or fully executed contract has been received, when the products or services have been delivered, when the total purchase price can be assured without making significant concessions, and when the Company’s ability to collect from its customer has been assured.  In recognizing revenue the Company makes certain assumptions and estimates, namely: (i) the Company considers a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) the Company considers systems delivered separately from options to have value to our customers on a stand alone basis if we have fair value of the options and the options are not significant to the total amount of the order and the options are not essential to the functionality of the system; (iii) the Company considers systems delivered separately from installation to have value to its  customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing the systems without the support of our installers, installation is routine and inconsequential to the total value of the transaction, we have fair value, and these services are routinely sold on a stand-alone basis; and (iv) for most customers the Company assumes that, based on past history, it will continue to collect its receivables from them without payment or product concessions, despite the fact that they have larger financial size relative to the Company and despite its dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables, such as installation and services, the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) vendor specific objective evidence (VSOE) of fair value exists, which is based on the average price charged when each element is sold separately, for the undelivered elements, and (iii) if the arrangement does not include a general right of return relative to a delivered item, or if performance of the undelivered item is considered probable and substantially in the control of the Company.  If the Company cannot objectively determine the fair value of any undelivered element include in a multiple element arrangement, the Company defers revenue until all elements are delivered and service have been performed, or until fair value can objectively  be determined for any remaining undelivered elements.  Where the Company sells to distributors, revenue is deferred until resale to the end-customers.  Sales to distributors do not represent a material amount of the Company's sales. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Deferred revenue consisted of the following as of:

	May 31,
In thousands	2008	2007
Systems products	$70	$96
Prober maintenance revenue	612	617
Prober services recognized upon future delivery	72	276
Software licenses	72	47
Deferred revenue - current	$826	$1,036

Prober maintenance revenue - non current	$191	$194

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

Stock based compensation expense:  We estimate the value of employee stock options on the date of grant using the Black-Sholes model and amortize these costs on a straight-line basis over the requisite service periods of the awards.  Under SFAS 123(R) “Share-Based Payment”, the determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

Expected volatility – historical volatility of the Company’s stock price
Expected term – historical data on employee exercises and post-vesting employment termination behavior
Risk free interest rate – an implied yield currently based on United States Treasury rates
Estimated forfeitures – historical option forfeitures over a given period
Dividend yield – historical rate of dividend payments

Shipping and handling:  The cost of shipping the Company’s products to customers is included in SG&A expenses. The cost of shipping related to material purchases is included in cost of sales. Shipping costs are not material.  The Company recognizes billings to customers related to shipping costs as Sales.  Shipping revenues are not material.

Comprehensive loss:  This includes net loss as well as additional other comprehensive items such as unrealized losses on investments.  The Consolidated Statement of Stockholders’ Equity and Comprehensive Loss summarizes the activity in comprehensive loss.  As of May 31, 2008 and 2007, there was no items of accumulated other comprehensive income or loss.

Income taxes: The Company recognizes income taxes in accordance with SFAS 109, using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets which may not be realized.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that the Company make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on the Company’s tax provision in a future period.

Effective June 1, 2007, the Company adopted FIN 48, which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on its tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. With the adoption of FIN 48, the Company also began reporting tax-related interest and penalties as a component of income tax expense.

Impact of recently issued accounting pronouncements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by us in the first quarter of our fiscal year 2009. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, "Effective date of FASB Statement No. 157".  FAS157-2 delays the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  Management is currently assessing the impact of the adoption of this Statement.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”.  SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  This Statement is required to be adopted by us in the first quarter of our fiscal year 2010. This statement will have no impact on the Company unless management enters into derivative instruments or hedging activities after May 31, 2009.

Note 3.  Financial Instruments

Concentration of credit risk:  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents, investments and trade receivables. The Company places its cash equivalents and investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt and equity instruments, and collateralized funds of United States and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.  With respect to accounts receivable, the Company sells its systems to semiconductor manufacturers and contract test companies throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral such as letters of credit whenever deemed necessary. The write-off of uncollectible amounts historically has been within management’s expectations. Accounts receivable from customers in Asia were $3.3 million and $3.4 million at May 31, 2008 and 2007, respectively (see Note 15 – Segment Information). For the years ended May 31, 2008, 2007 and 2006 five of our customers accounted for 51%, 42%, and 51%, respectively, of our net sales.

Fair value of financial instruments:  The Company estimated the fair value of financial instruments and concluded the amounts reported for cash equivalents approximate fair value due to their short maturities.  Convertible subordinated notes are stated at cost which approximates fair value due to the recent March 2007 issue of the 6.25% Notes and the expectation that they will convert by March 2011.

Note 4.  Non-Current Liabilities and Other Assets

The following is a summary of non-current liabilities by major category as of:

	May 31,
In thousands	2008	2007
Deferred revenue	$191	$194
Deferred rent liability - long term	570	1,148
Projected benefit obligation - German pension	929	908
Post-retirement medical plan	548	255
Other	204	216
	$2,442	$2,721

The following is a summary of other assets by major category as of:

	May 31,
In thousands	2008	2007
Cash surrender value of Company owned life insurance	$414	$395
Cash surrender value of Company owned reinsurance policies	1,200	1,009
Foreign income tax receivable	-	523
Deferred financing costs on convertible subordinated notes,
net of current portion	1,100	1,663
Other	92	142
	$2,806	$3,732

Note 5.  Accrued Liabilities

The following is a summary of accrued liabilities by major category as of:

	May 31,
In thousands	2008	2007
Accrued compensation and related liabilities	$1,755	$1,550
Warranty reserves	1,110	1,242
Accrued audit and compliance fees	459	523
Restructuring charges	147	321
Deferred rent liability - current	578	532
Taxes other than on income	483	319
Interest payable on convertible subordinated notes	738	491
Other	447	478
	$5,717	$5,456

Note 6.  Warranty Reserves and Guarantees

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follow:

In thousands	Balance at Beginning of Period	Additions Charged to Costs of Sales	Warranty Reserve Utilized	Balance at End of Period
Year 2008	$1,242	$1,400	$(1,532)	$1,110
Year 2007	$1,518	$2,106	$(2,382)	$1,242

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

In January 2005, the Company sold its corporate campus to Integrated Device Technology (“IDT”). In the sales agreement the Company had indemnified IDT for two years with respect to representations and warranties made by the Company related to the sale. The limit of the Company’s liability for breach of the representations and warranties was $3.5 million in the sale agreement, and a $0.5 million reserve was recorded for the net present value of the Company’s guarantee obligations under the indemnification provisions. In January 2007, after the expiration of the two year period specified in the agreement, the Company reversed this reserve as no claims had been made nor have any been made to date.

Note 7.  Restructuring Charges

For the year ended May 31, 2008, the Company recorded restructuring charges of $1.6 million consisting of $0.6 million related to retention incentives during the shut down of our Singapore factory, $0.8 million related to our Singapore factory closure and $0.2 million for headcount reductions in our European offices.  During 2007, the Company recorded a $0.1 million net restructuring charge.  A $0.3 million charge related to a reduction of workforce in foreign offices, offset by a $0.2 million reversal for the early termination of a facility lease previously restructured in 2004.  In 2006, the Company recorded $0.2 million in restructuring charges for workforce reductions of three employees in the United States and Europe.  Restructuring accruals are included in accrued liabilities.

Details of the 2008 Plan were as follows and are expected to be fully paid by the end of fiscal 2009:

	Year 2008
In thousands	Severance	Other Costs	Total
Beginning balance	$-	$-	$-
Restructuring charges		1,371	1,371
Cash payments	-	(1,224)	(1,224)
Ending balance	$-	$147	$147

Details of the 2007 Plan were as follows:

	Year 2008			Year 2007
In thousands	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$227	$94	$321	$-	$-	$-
Restructuring charges	197	12	209	227	94	321
Asset write offs	-	(80)	(80)	-	-	-
Cash payments	(424)	(26)	(450)	-	-	-
Ending balance	$-	$-	$-	$227	$94	$321

Details of the 2004 Plan were as follows:

	Year 2007
In thousands	Severance	Other Costs	Total
Beginning balance	$-	$365	$365
Restructuring charges	-	(167)	(167)
Cash payments	-	(198)	(198)
Ending balance	$-	$-	$-

Details of the 2003 and 2002 Plan were as follows:

	Year 2007
In thousands	Severance	Other Costs	Total
Beginning balance	$17	$20	$37
Restructuring charges	(15)	(10)	(25)
Cash payments	(2)	(10)	(12)
Ending balance	$-	$-	$-

Note 8. Convertible Subordinated Notes (“5.25% Notes”), Debt Conversion Expense and Warrants

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes (the “5.25% Notes”) due in June 2007. Interest on the 5.25% Notes was payable each year on the fifteenth of June and December and was charged to interest expense. In the transition period ended May 31, 2005, the Company repurchased a total of $2.0 million of the 5.25% Notes. During May 2006, the Company exchanged $25.0 million of 5.25% Notes for 4,268,000 shares of Common Stock and $7.5 million in cash in privately negotiated transactions incurring debt conversion expense of $17.6 million. The Company repaid the $8.5 million balance of the 5.25% Notes plus accrued interest on the June 15, 2007 maturity date.

Note 9.  Subordinated Secured Notes (“6.25% Notes”)

In March 2007, the Company completed a $25.75 million private placement of 6.25% (payable semi-annually in June and December) fixed rate subordinated secured notes (the “6.25% Notes”). The Company incurred debt issuance costs totaling $2.4 million and these costs are being amortized to other expense using a method that approximates the effective interest method over the estimated four year life of the 6.25% Notes, which coincides with the earliest date upon which the note holders can require the Company to repurchase the Notes. For the years ended May 31, 2008 and 2007, the Company recognized other expense related to the amortization of the debt issuance costs of $0.6 million and $0.1 million, respectively.  The 6.25% Notes are due in March 2027; however, the holders may require the Company to repurchase for cash on March 26, 2011 and various future dates at a price equal to 100% of the principal amount plus accrued interest, if any, to the applicable repurchase date. The 6.25% Note terms restrict the Company from transferring capital to certain of its subsidiaries, restrict the payment of dividends, and contain certain other restrictions. Additionally, one of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended, and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable.

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

Prior to October 17, 2007, the 6.25% Notes were deemed to contain an additional embedded derivative (described below) requiring bifurcation and valuation in accordance with the guidance in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Furthermore, in analyzing the terms of the 6.25% Notes, the Company determined that the notes represent non-conventional convertible debt as defined in EITF Issue 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” due to the fact that the 6.25% Notes contain provisions that provide for adjustment to the number of shares into which the notes are convertible and, therefore, the number of shares issuable upon conversion is not fixed. Under the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  this conversion feature would be classified as a liability if it were a freestanding financial instrument, due to the fact that at issuance and through the remainder of the year ended May 31, 2007, the Company did not have enough authorized and unissued shares available to fully settle the maximum potential number of shares that could be required to be delivered under the terms of all of  the Company’s existing financial instruments.  As a result, to the extent that a shortfall existed between the maximum potential shares issuable under the conversion feature of approximately 13,365,000 shares and the minimum number of shares the Company has available for issuance of approximately 10,091,000 (resulting in a shortfall of approximately 3,274,000 shares), the Company had calculated the relative portion of the fair value of the conversion feature that pertains to this shortfall to be $3.0 million (see discussion of valuation methodology and assumptions below) and had recognized this amount as a separate derivative liability with an offsetting discount to  the carrying value of the 6.25% Notes.  The resultant discount is being amortized to interest expense over the estimated four year life of the 6.25% Notes. Discount amortization recorded to interest expense during the years ended May 31, 2008 and 2007 was $0.8 million and $0.1 million, respectively.

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

The following table outlines the assumptions the Company used in the Black-Scholes model to value the conversion feature at the dates presented:

	Conversion Feature
	October 17, 2007	May 31, 2007
Contractual term in years	3.4	3.8
Volatility	59.9%	66.8%
Risk-free interest rate	4.7%	4.9%
Dividend yield	0%	0%

The following is a summary of the 6.25% Notes value, as of:

	May 31,
In thousands	2008	2007
Face value of Notes	$25,750	$25,750
Notes discount	(2,140)	(2,899)
	$23,610	$22,851

Note 10.  Long Term Liability – Deferred Rent

The Company leases facilities for its corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent”. The Company records rent expense using the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $0.6 million and $1.1 million as of May 31, 2008 and 2007, respectively.

Note 11.  Line of Credit

In June 2008, the Company renewed and amended its revolving line of credit with Comerica Bank. Under this amended agreement, the Company may borrow up to $7.5 million at a rate of prime plus 0.25% based upon eligible accounts receivable balances. This bank line, which has a maturity date of August 31, 2010, is secured by substantially all of the Company’s assets and requires that the Company maintain certain financial covenants. At May 31, 2008, the Company met all financial covenants and currently maintains cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent the Company borrows against this bank line.  There were no borrowings outstanding as of May 31, 2008 and May 31, 2007, respectively.

Note 12.  Commitments and Contingencies

The Company’s lease agreement with 5729 Fontanoso Way, LLC for its new corporate headquarters commenced on May 1, 2005 for sixty months.  The Company has an option to extend this lease agreement for an additional five year period.  The Company’s rent expense was $1.6 million, $1.6 million, and $1.7 million for the years ended May 31, 2008, 2007, and 2006, respectively.

The following table summarizes our contractual obligations and estimated commercial commitments as of May 31, 2008 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Fiscal Period
In thousands	2009	2010	2011	Total
Operating leases	$1,712	$1,545	$88	$3,345
Inventory purchase commitments	20,069	-	-	20,069
Interest payments on convertible notes	1,609	1,609	2,061	5,279
Principal payment on convertible notes	-	-	25,750	25,750
Total cash obligations	$23,390	$3,154	$27,899	$54,443

On September 18, 2007, the Company signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. to outsource its Singapore manufacturing to Flextronics in China. As part of this Agreement, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are ready to be shipped to our customers.  Flextronics open commitments and inventory on hand at May 31, 2008, based on the Company’s forecasts, were valued at $18.6 million and are included in the above table as inventory purchase commitments.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges.  During the fiscal year ended May 31, 2008, the Company billed Flextronics $8.3 million for inventory purchases of which $6.7 million was paid leaving a $1.6 million “Receivable from Flextronics Industrial Ltd”.

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

Stock option plans: The Company has a stock-based compensation program that provides its Board of Directors with broad discretion in creating employee equity incentives. In October 2006, the Company’s stockholders approved a new stock incentive plan (the “2006 Plan”) to replace the Company’s 1997 Stock Incentive Plan (the “1997 Plan”) and the Company’s 2001 Non-Officer Employee Stock Incentive Plan (the “2001 Plan”). The stockholders approved a total of 4.0 million shares of Common Stock (2.0 million of which may be restricted shares) reserved for issuance under the 2006 Plan, plus the number of shares of Common Stock that remained available for grants of awards under the 1997 and 2001 Plans (1.4 million shares), plus any shares of Common Stock that would otherwise return to these plans as a result of forfeiture, termination or expiration of awards previously granted under these plans. Stock options are generally time-based, vesting on each annual anniversary of the grant date over three to four years and expire no more than seven years from the grant date.  At May 31, 2008, there were 7.5 million shares reserved of which 3.9 million shares were available for grant.

The following table summarizes stock option activity and related information for the years ended May 31:

	Years
	2008		2007		2006
Shares in thousands	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning	3,077	$6.53	3,480	$6.88	3,582	$6.63
Granted	1,909	$2.06	375	$2.83	1,614	$3.75
Exercised	(14)	$1.66	(3)	$2.44	(118)	$2.20
Forfeited	(1,393)	$6.43	(775)	$6.33	(1,598)	$3.49
Ending	3,579	$4.21	3,077	$6.53	3,480	$6.88

Additional disclosures for options outstanding as of May 31, 2008 at various ranges of exercise prices are as follows (shares in thousands):

			Options outstanding			Options exercisable
Range of exercise prices			Shares	Weighted average exercise price	Weighted average contractual life	Shares	Weighted average exercise price
$1.59	to	$1.99	952	$1.83	6.2	122	$1.72
$2.00	to	$2.39	883	$2.26	5.1	80	$2.20
$2.40	to	$4.45	896	$3.37	2.3	766	$3.44
$4.46	to	$32.94	848	$9.81	3.2	497	$13.31
			3,579	$4.21	4.3	1,465	$6.58

Aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the fiscal period, which was $1.88 as of May 31, 2008, over the option exercise price of the shares multiplied by the number of options outstanding.  Additional information on the status of options as of May 31, 2008 is as follows:

Shares and aggregate intrinsic value, in thousands	Shares	Aggregate intrinsic value	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding	3,579	$70	$4.21	4.3
Vested and expected to vest	3,409	$66	$4.27	4.2
Exercisable	1,465	$19	$6.58	2.3

The following table summarizes stock option exercises for:

	Years
In thousands	2008	2007	2006
Net cash proceeds	$22	$8	$260
Intrinsic value of options exercised	$9	$2	$225
Income tax benefits	$-	$-	$-

In accordance with FAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Restricted Stock Units: Restricted stock units are converted into shares of Common Stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continuing service with the Company. The compensation expense related to these awards was determined using the fair value of Common Stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units generally vest over three years.   The following table summarizes restricted stock unit activity and related information for the period indicated:

	Year 2008
	Outstanding restricted stock units
Shares in thousands	Restriced stock units outsanding	Weighted average grant date fair value
Unvested awards beginning of period	521	$2.43
Awards	-	$-
Vested	(156)	$2.43
Forfeitures	(108)	$2.43
Unvested awards end of period	257	$2.43

Employee Stock Purchase Plan: In May 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) and reserved 2,000,000 shares for issuance under the Plan. The Company’s 2002 Plan provides that eligible employees may purchase stock at 85% of its fair value on specified dates through payroll deductions. At May 31, 2008, the Company had 1.5 million shares reserved for future issuance.

	Years
In thousands, except per share data	2008	2007	2006
Shares issued	46	60	59
Average purchase price	$1.81	$2.24	$3.20
Net cash proceeds	$84	$135	$189
Intrinsic value	$15	$24	$53
Income tax benefits	$-	$-	$-

Adoption of Statement of Financial Accounting Standard No. 123(revised) “Share-Based Payment”: On June 1, 2006, the Company adopted the provisions of FAS 123(R), and started recognizing compensation expense related to the fair value of its employee stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by FAS 123(R) and therefore financial results for prior periods were not restated. Under this transition method, stock-based compensation expense for the year ended May 31, 2007 includes compensation expense for all employee stock-based compensation awards granted prior to, but not yet vested as of June 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123, adjusted for awards not expected to vest. Stock-based compensation expense for all stock-based compensation awards granted subsequent to June 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R), adjusted for awards not expected to vest. Upon adoption of SFAS 123(R), the Company recognizes compensation expense for stock option awards granted subsequent to June 1, 2006 on a straight-line basis over the requisite service period of the award while prior grants continue to be recognized on an accelerated basis.

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  The fair value assumptions and weighted average grant date fair values for the plans are as follows:

	Years
Stock Option Plans	2008	2007	2006
Expected dividend yield	-	-	-
Expected stock price volatility	60.7%	66.8%	67.4%
Risk-free interest rate	4.2%	4.9%	4.9%
Expected life (years)	3.8	3.1	2.9
Weighted average grant date fair values	$1.00	$1.36	$2.42

	Years
Employee stock purchase plans	2008	2007	2006
Expected dividend yield	-	-	-
Expected stock price volatility	49.4%	55.9%	71.8%
Risk-free interest rate	3.8%	5.1%	3.6%
Expected life (years)	1.3	1.3	1.2
Weighted average purchase date fair values	$0.05	$1.05	$1.85

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

The total stock-based compensation expense for stock options, restricted stock units, and ESPP was as follows:

	Years
In thousands	2008	2007
Cost of sales	$70	$79
Research and development	306	177
Selling, general and administrative	757	679
	$1,133	$935

As of May 31, 2008, the unamortized stock-based compensation balance related to stock options, restricted stock units, and the ESPP was $1.9 million and will be recognized over an estimated weighted average amortization period of three years.

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

The following table illustrates the pro forma net loss after tax and net loss per common share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation:

Year ended
In thousands, except per share data (unaudited)	May 31, 2006
Net loss - as reported	$(34,030)
Add: Stock-based employee compensation expense
included in reported net loss	794
Deduct: stock-based employee compensation
expense net of related tax effects	(1,565)
Pro forma net loss	$(34,801)
Net loss per share:
Basic and Diluted - as reported	$(1.53)
Basic and Diluted - pro forma	$(1.57)

Warrants:  In connection with the issuance of the 5.25% Notes, the Company also issued warrants for the purchase of 715,000 shares.  (see Note 8 – Convertible Subordinated Notes (“5.25% Notes”) Conversion Expense and Warrants)  These warrants expired June 15, 2007.

Note 14.  Employee Benefit Plans

Incentive plans:  The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its employees who reside in the United States. The Board of Directors determines annually a formula to set aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. There were no charges to operations for these plans during 2008, 2007 and 2006.

Post-retirement medical plan: Effective July 23, 1996 the Board of Directors approved a plan for medical and dental coverage for certain executive retirees meeting certain age and service eligibility requirements. At May 31, 2008, three retirees and their spouses were in the plan. The retirees and their spouses pay their share of the coverage costs at the same percentage rate as an active Company employee. The Company’s future obligation under this plan, which is accrued and included in accrued liabilities, is estimated to be $0.5 million using the following medical assumptions:

Year
Post-retirement medical plan	2008
Premium inflation factor	7.6%
Present value rate	7.0%
Expected life (years)	17.8

Pension plans: The majority of employees in the United States are covered by 401K type defined contribution plans. In Germany, employees are covered by a defined benefit pension plan (“The Plan”) in accordance with local legal requirements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 132−R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires employers to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in their balance sheet. The recognition of the funded status on the balance sheet requires employers to recognize actuarial items (such as actuarial gains and losses, prior service costs, and transition obligations) as a component of other comprehensive income, net of tax. The adoption of SFAS No. 158 on May 31, 2007 had no impact on our Consolidated Statement of Operations, Consolidated Balance Sheets or Consolidated Statement of Stockholder's Equity and Comprehensive Loss.  The Company has purchased insurance policies to cover the payment risk of The Plan.  These insurance policies have not been segregated and restricted to provide for pension benefits and are therefore not considered plan assets  The cash surrender value of these insurance policies as of May 31, 2008 and 2007 was $1.2 million and $1.0 million, respectively, and have been included in non-current assets.

The projected benefit obligations of the Plan are as follows and are classified as non-current liabilities:

	Years
In thousands	2008	2007
Projected benefit obligation at beginning of year	$908	$826
Interest costs	48	40
Actuarial loss	(150)	(20)
Service costs	8	8
Benefits paid	(28)	(25)
Effect of foreign currency	143	79
Projected benefit obligation at the end of the year	$929	$908

The net periodic pension costs are as follows for the periods presented:

	Years
In thousands	2008	2007	2006
Interest on projected benefit obligation	$48	$40	$37
Service cost	8	8	7
Net periodic pension cost	$56	$48	$44

The weighted-average assumptions used in computing the projected benefit obligation and net periodic pension costs are as follows:

	Years
	2008	2007	2006
Assumed discount rate	5.8%	4.9%	4.6%
Rate of compensation increase	1.5%	1.5%	1.5%

The Plan benefit payments, which reflect expected future service, are expected to be paid as follows:

In thousands
2009	$30
2010	31
2011	31
2012	32
2013-2017	185
Total	$309

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

The Company’s net sales by geography are as follows:

	Years
In thousands	2008		2007		2006

Asia	$16,056	35%	$13,704	31%	$15,924	36%
Europe	8,885	20	11,355	25	9,804	22
International	24,941	55	25,059	56	25,728	58
North America	20,480	45	19,565	44	18,589	42
	$45,421	100%	$44,624	100%	$44,317	100%

Sales between geographic areas are at prices that the Company believes are at arm’s length and are eliminated in the consolidated financial statements. International sales represent the combined total of export sales made by United States operations and all sales made by foreign operations.

Sales to customers in the United States represented 45% of the Company’s sales in 2008. Sales to customers in the United States represented 44% of the Company’s sales in 2007.  Sales to customers in the United States, Singapore and France represented 41%, 11% and 10% of the Company’s sales in 2006, respectively.

Service revenue, included in aftermarket prober products and services was 10%, 11% and 10% of net sales for the year ended May 31, 2008, 2007 and 2006, respectively. Revenues from after-sale services have traditionally totaled less than 10% of the Company’s total revenues and are not shown separately. The following is a summary of the Company’s net sales by product category, although the Company manages its business as a single operating unit:

	Years
In thousands	2008	2007	2006
Prober systems and software	$27,595	$26,084	$27,074
Aftermarket prober products and services	17,826	18,540	17,243
	$45,421	$44,624	$44,317

The following table presents summary customer concentration information as a percentage of sales:

	Years
Customers	2008	2007	2006
Customer A	24%	9%	5%
Customer B	11%	8%	28%
Customer C	7%	11%	8%

The following table presents summary customer concentration information as a percentage of accounts receivable:

	Years ended
Customers	2008	2007
Customer C	11%	8%
Customer D	10%	9%

Identifiable long-lived assets by geography are as follows:

	Years ended
In thousands	2008	2007
Europe	$13	$111
Asia	405	690
International	418	801
United States	2,306	3,978
	$2,724	$4,779

The majority of the Company’s long-lived assets in Asia consist of fixed assets located at the Company’s Singapore and Taiwan offices.

Note 16.  Income Taxes

Significant components of the provision (benefit) for income taxes are as follows for:

	Years
In thousands	2008	2007	2006
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Foreign:
Current	463	297	(628)
Deferred	188	(288)	-
	651	9	(628)
	$651	$9	$(628)

No tax benefits were realized from exercises of nonqualified stock options or disqualifying dispositions of stock acquired through incentive stock option or the employee stock purchase plan during the years ended May 31, 2008, 2007 and 2006, respectively.  Pre-tax income (loss) from foreign operations was $1.3 million, $0.6 million and $2.1 million, for the same periods.

The Company uses estimates based on historical experience and various other assumptions in the area of income tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities.  It is the Company’s policy to accrue for income tax exposures or to release such tax reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.  As of May 31, 2008 and 2007, income tax related reserves totaled approximately $1.2 million and $1.0 million, respectively.

When establishing the manufacturing facility in Singapore, the Company received a five-year exemption from Singapore income taxes beginning March 1, 2003 under the condition that certain capital investment and expenditure milestones would be reached by March 1, 2008.  As a result of the Company’s strategic initiative of moving the Company’s manufacturing function from Singapore to China, the Company was exposed to a liability for the taxes that otherwise would have been due during the tax exemption period. During 2007, the Company initiated negotiations with the Singapore government, which were concluded in September 2007 to end the tax exemption period retroactively, and eliminate the remaining investment milestones, in exchange for a three-year tax exemption ending February 28, 2006. The Singapore government agreed to shorten the exemption period and waive the remaining investment milestones.  During 2008, the Company accrued $0.4 million to reflect the tax amounts owed as part of this negotiated settlement.

The reconciliation of income tax computed at the United States federal statutory rates to income tax expense is as follows for the periods ended:

	Years
In thousands,	2008			2007			2006
except percentages	Amount	Percent		Amount	Percent		Amount	Percent
Tax computed at U.S. statutory rate	$(5,349)	(35.0	) %	$(6,571)	(35.0	) %	$(12,131)	(35.0	) %
Research and development credits	(45)	(0.3)		(296)	(1.6)		(554)	(1.6)
Foreign taxes	234	1.5		(16)	(0.1)		13	-
Debt conversion expenses	217	1.4		-	-		6,023	17.4
Unbenefitted losses	2,488	16.3		6,496	34.6		5,857	16.9
Changes in valuation allowance	63	0.4		296	1.6		554	1.6
Reversal of tax reserves	-	-		-	-		(647)	(1.9)
956 inclusion	2,544	16.7		-	-		-	-
Other, net	499	3.3		100	0.5		257	0.8
Provision (benefit) for income taxes	$651	4.3%		$9	(0.0	) %	$(628)	(1.8	) %

Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax accounts are as follows for:

	Years
In thousands	2008	2007
Deferred tax assets:
Intangible assets	$65	$2,099
Warranty reserves	430	470
Inventories	1,777	2,090
Depreciable assets	(136)	(222)
Deferred revenue	328	361
Net operating losses	106,540	104,562
Tax credit carryforwards	9,378	13,893
Other	3,873	3,346
Total deferred tax assets	122,255	126,599
Less: valuation allowance	(122,155)	(126,311)
Net deferred tax assets	$100	$288

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating losses and tax credit carryforwards. The Company has provided a valuation allowance against deferred tax assets of $122.0 million to reflect management’s estimation that, as of May 31, 2008, it is more likely than not that only $ 0.1 million of deferred tax assets will be utilized.  The valuation allowance decreased by $4.2 million and increased by $9.7 million in 2008 and 2007, respectively.

The Company’s tax attributes were as follows as of May 31, 2008:

	Federal		State
In thousands	Amount	Expiration	Amount	Expiration
Acquisition related net operating losses	$230	2018-2020	$-	-
Acquisition related tax credits	$139	2010-2019	$-	-
Non-acquisition related net operating losses	$302,066	2021-2028	$128,389	2013-2017
Non-acquisition related tax credits	$6,838	2018-2028	$6,588	2009-2014

As of May 31, 2008, the Company had federal and state net operating losses and tax credits that will expire in varying amounts if unutilized as indicated above.  Due to change of ownership rules, net operating losses and tax credits attributable to the Company’s acquisitions are significantly limited and will expire if not utilized.  The California research and development credit of $6.3 million does not expire under the current law, whereas the manufacturer’s investment credit of $0.3 million will expire if not used in 2014.

The Company may have had an ownership change as defined in Section 382 of the Internal Revenue Code and similar state law.  The Company's ability to utilize the net operating losses and tax credit carryforwards in the future may be subject to substantial restriction in the event of past or future ownership changes.  No determination has been made at this point.  A formal Section 382 study will be performed in order to make a determination.

Effective June 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” As a result of the implementation of FIN No. 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company adopted a policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the year beginning June 1, 2007, the Company has recognized interest or penalties of approximately $9,000 related to unrecognized tax benefits.  As of May 31, 2008, the Company had approximately $12,000 of accrued interest and penalties related to uncertain tax matters.

The Company’s unrecognized tax benefits:

In thousands	Amount
Balance at May 31, 2007	$7,688
Additions for tax positions of prior years	23
Reductions for tax positions of prior years	(276)
Additions based on tax positions related to the current year	6
Balance at May 31, 2008	$7,441

All of these unrecognized tax benefits would affect the effective tax rate if recognized.

During the next fiscal year, the Company has no material uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.  We do not anticipate the adjustments would result in a material change to our financial position.

We file income tax returns in the U.S. federal jurisdictions, and various states jurisdictions.  The 1997 through 2008 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal or state income tax examination.

Note 17.  Allowances for Doubtful Accounts and Sales Returns

In thousands	Balance at Beginning of Period	Charged to costs and expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts	$331	$(1)	$(62)	$268
Allowance for sales returns	61	-	-	61
Total at May 31, 2008	$392	$(1)	$(62)	$329

Allowance for doubtful accounts	$418	$29	$(116)	$331
Allowance for sales returns	61	-	-	61
Total at May 31, 2007	$479	$29	$(116)	$392

Allowance for doubtful accounts	$513	$(79)	$(16)	$418
Allowance for sales returns	81	(20)	-	61
Total at May 31, 2006	$594	$(99)	$(16)	$479

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).  Controls and Procedures

Controls and Procedures

Evaluation of disclosure controls and procedures:  We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of May 31, 2008, the end of the period covered by this Form 10−K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10−K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10−K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, had been undertaken.

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

Based upon the controls evaluation, our CEO and CFO have identified material weaknesses related to controls surrounding revenue recognition and inventory reserves. More specifically, appropriate evidence documenting persuasive evidence of an arrangement was lacking resulting in year-end audit adjustments to reverse revenue.  Also, inventory reserves were incorrectly adjusted in a manner which was not consistent with the Company’s policies or in accordance with generally accepted accounting principles. Based on the results of this controls evaluation, our management has concluded as a result of the material weaknesses in our controls surrounding revenue recognition and inventory reserves that the Company’s disclosure controls and procedures were not effective as of May 31, 2008, the end of the period covered by this Form 10−K.  We plan to remediate these material weaknesses by: improving training of our sales force and accounting personnel on our revenue and inventory reserve policies and procedures, ensuring that appropriate evidence of an arrangement exists for revenue transactions, reviewing shipping terms to ensure proper revenue recognition under current arrangements, and adding controls around changes in shipping terms from other than EXWorks which is the standard commercial shipping terms used by the Company.

Changes Internal Control over Financial Reporting:  There were no changes in our internal controls over financial reporting during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a−15(f) and 15d−15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this controls evaluation, our management has concluded solely as a result of the material weaknesses in controls surrounding revenue recognition and inventory reserves that our internal control over financial reporting was not effective as of as of May 31, 2008, the end of the period covered by this Form 10−K.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

 Item 9B.  Other Information

Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

The information required by this item, including the independence of the audit committee and the audit committee’s financial expert, is included under the heading “Election of Director” and “Other Matters” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 15, 2008 and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item is included under the heading “Executive Compensation and Other Information” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 15, 2008, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 15, 2008, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is included under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 15, 2008, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is included under the heading “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on October 15, 2008, and is incorporated herein by reference.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this Report:

(1) Index to Financial Consolidated Statements

(2) Index to Financial Statement Schedules – All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

(3) Exhibit Index

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation of Electroglas, Inc., as amended.	S-1	33-61528		6/23/1993

3.2	By-laws of Electroglas, Inc., as amended.	10-K		3.2	3/12/1999

3.3	Certificate of Designation for Electroglas, Inc.	10-K		3.3	3/30/1998

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate of Electroglas, Inc., a Delaware Corporation.	S-1	33-61528		6/23/1993

10.1*	Electroglas, Inc. 1993 Long-Term Incentive Plan.	S-1	33-74860	10.1	2/23/1994

10.2*	Change in Control Agreement between Electroglas, Inc. and Armand J. Stegall dated as of June 9, 1995.	10-K		10.2	3/31/1996

10.3*	Electroglas, Inc. Restricted Stock Bonus Agreement Between Electroglas, Inc. and Curtis S. Wozniak.	10-Q		10.10	6/30/1996

10.4*	Change of Control Agreement between Electroglas, Inc. and Curtis S. Wozniak dated as of April 4, 1996.	10-Q		10.11	6/30/1997

10.5*	Electroglas Officers' Retirement Medical and Dental Coverage Policy.	10-Q		10.12	9/31/1996

10.7	Rights Agreement between Electroglas, Inc., and BankBoston, N.A., as rights agent dated as of November 18, 1997	8-A12G	0-21626	1.0	11/19/1997

10.8*	Electroglas, Inc. 1997 Stock Incentive Plan.	10-K		10.18	3/30/1998

10.9*	Form of change of Control Agreement between the company and each of Timothy J. Boyle, Wayne E. Woodward, Thomas E. Brunton, and Richard J. Casler as of June 9, 1995, April 5, 1999, December 22, 2000, and March 14, 2004, respectively.	10-K		10.18	3/30/1998

10.11*	Electroglas, Inc. 1998 Employee Stock Purchase Plan.	10-Q		10.2	6/30/1998

10.12*	Electroglas, Inc. 2001 Non-Officer Employee Stock Incentive Plan.	10-K		10.12	3/13/2002

10.13*	Executive Employment Agreement between Electroglas, Inc. and Keith Barnes dated October 22, 2003.	10-K		10.13	9/30/2003

10.14*	Electroglas, Inc. Stock Option Agreement between Electroglas, Inc. and Keith Barnes dated October 28, 2003.	10-K		10.14	9/30/2003

10.15*	Resignation letter from Curt Wozniak to Electroglas, Inc. dated October 28, 2003.	10-K		10.15	9/30/2003

10.16	Lease agreement between 5729 fontanoso Way, LLC and Electroglas, Inc. dated February 7, 2005.	10-K		10.16	3/14/2005

10.17*	Form of Board of Directors consulting and Indemnity Agreement, dated December 19, 2005, by ad between Electrogals, Inc. and each of Robert J. Frankenberg, Mel Friedman, C. Scott Gibson, John F. Osborne, Thomas M. Rohrs, and Edward M. Saliba.	8-K		10.1	12/23/2005

10.18*	Board of Directors Consulting and Indemnity Agreement, dated February 2, 2006 by and between Electroglas, Inc. and Fusen E. Chen.	8-K		10.1	2/8/2006

10.19*	Board of Directors consulting and Indemnity Agreement, dated April 12.2006, by and between Electrogals, Inc. and Keith L. Barnes.	8-K		10.1	4/14/2006

10.20*	Offer letter, effective April 7, 2006 by and between the Company and Thomas M. Rohrs	10-Q		10.2	3/4/2006

10.19	Exchange Agreement with Certain holder of the Company's 5.25% convertible Subordinated Notes Due 2007.	8-K		10.1	5/3/2006

10.20*	Clarification of Consulting Agreement by and Between Electroglas, Inc., and Keith L. Barnes dated July 6, 2006.	8-K			7/10/2006

10.21*	Amended and Restated Change of Control Agreement, dated March 31, 2006, by and between Electrogals, Inc. and Thomas E. Brunton.	8-K		10.1	5/3/2006

10.22*	Board of Directors consulting and Indemnity Agreement, dated March 30, 2007, by and between Electroglas, Inc. and Jack G. Wilborn.	8-K		10.1	3/31/2007

12.1	Statement of Computation of Ratios					X

21.1	List of subsidiaries of registrant.					X

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.					X

31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.					X

32.1	Certification of Thomas M. Rohrs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Management contracts, or Company compensatory planos or arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electroglas, Inc.

By:               /s/ THOMAS M. ROHRS
                   Thomas M. Rohrs
                  Chairman and Chief Executive Officer

Date: August 12, 2008

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

Signature	Title	Date

/s/ Thomas M. Rohrs	Chairman and Chief Executive Officer	August 12, 2008
Thomas M. Rohrs	(Principal Executive Officer)

/s/ Thomas E. Brunton	Senior Vice President, Finance, Chief Financial Officer,	August 12, 2008
Thomas E. Brunton	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Mel Friedman	Director	August 12, 2008
Mel Friedman

/s/ C. Scott Gibson	Director	August 12, 2008
C. Scott Gibson

/s/ John Osborne	Director	August 12, 2008
John Osborne

/s/ Jorge Titinger	Director	August 12, 2008
Jorge Titinger

/s/ jack g. wilborn	Director	August 12, 2008
Jack G. Wilborn