Form 10-Q
period 2008-08-30
ELECTROGLAS INC
filed 2008-10-08
CIK 902281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

                                                              FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _  No X

As of September 26, 2008, 26,743,000 shares of the Registrant's common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the related notes thereto.  This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward-looking statements.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements.  The forward-looking statements include, without limitation, statements regarding:

•
Our anticipation that our future cash from operations, available cash and cash equivalents, and proceeds from our line of credit at August 30, 2008 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next twelve months;

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

•	Our cash contractual obligations as of August 30, 2008;
•	Our expectation that the semiconductor test markets will remain highly cyclical and difficult to forecast;
•
Our belief that to stay competitive, grow our business over the long term, improve our gross margins, and generate operating cash flows, we must continue to invest in new technologies and product enhancements and at the same time, as necessary, rapidly adjust our expense structure during the hard to predict cyclical semiconductor equipment demand cycles;

•	Our expectation that we will continue to invest in research and development of our systems products and software to anticipate and address technological advances;
•	Our belief that continued, rapid development of new products and enhancements to existing products is necessary to maintain our competitive position;
•	Our belief that alternative sources of components and subassemblies included in our products that are obtained from a single source exist or can be developed, if required;
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

•	Our belief that the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations;
•	Our belief that it is improbable that we will be required to pay any amounts for indemnification under our software license agreements;
•	Our statements relating to outstanding restructuring accruals and the timing of payment of such accruals;
•	Our assertion that sales often reflect orders shipped in the same quarter as they are received;
•	Our intention to emphasize outsourcing in functional areas where it is cost effective and increases the Company’s competitive position;
•	Our belief that in order to become profitable, our market share for our products must improve;
•	Our intention to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability; and
•	Our belief that we have adequately accrued for any foreseeable outcome related to any foreign and domestic tax issues on a more likely than not basis.

The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements.

 These risks and uncertainties include but are not limited to:
•	An unanticipated lack of resources to continue to make investments in technological advances and product cost reductions necessary to maintain competitive advantages;
•    Unanticipated product performance failures and the lack of market acceptance of our EG6000 products;
•    Unanticipated problems encountered in our manufacturing outsourcing and other outsourcing efforts;
•    Unanticipated problems with foreign and domestic tax authorities;
•    Continued cyclicality in the semiconductor industry;
•    The ability to secure additional funding, as and when needed;
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

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended
	August 30, 2008	September 1, 2007
Net sales	$8,399	$10,491
Cost of sales	7,108	6,895
Gross profit	1,291	3,596
Operating expenses:
Engineering, research and development	2,036	2,250
Sales, general and administrative	2,819	3,738
Restructuring and impairment charges	254	273
Total operating expenses	5,109	6,261
Operating loss	(3,818)	(2,665)
Interest income	59	238
Gain on sale of investments	-	362
Interest expense	(592)	(636)
Other expense, net	(142)	(229)
Loss before income taxes	(4,493)	(2,930)
Provision for income taxes	15	368
Net loss	$(4,508)	$(3,298)

Basic net loss per share	$(0.17)	$(0.13)
Diluted net loss per share	$(0.17)	$(0.13)
Shares used in basic calculations	26,553	26,326
Shares used in diluted calculations	26,553	26,326

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 30, 2008	May 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,375	$16,541
Accounts receivable, net of allowances of $322 and $329	7,773	9,419
Inventories	5,903	5,533
Receivable from Flextronics Industrial Ltd.	109	1,644
Prepaid expenses and other current assets	2,758	2,752
Total current assets	27,918	35,889
Equipment and leasehold improvements, net	2,425	2,724
Goodwill	1,942	1,942
Other assets	2,579	2,806
Total assets	$34,864	$43,361

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,282	$6,848
Accrued liabilities	4,223	5,717
Deferred revenue	837	826
Total current liabilities	9,342	13,391
Convertible subordinated 6.25% notes	23,800	23,610
Other non-current liabilities	2,098	2,442
Total liabilities	35,240	39,443
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,743,000 and 26,681,000
shares issued; 26,588,000 and 26,526,000 outstanding	267	267
Additional paid-in capital	200,146	199,932
Accumulated deficit	(198,493)	(193,985)
Cost of common stock in treasury; 155,000 shares	(2,296)	(2,296)
Total stockholders’ (deficit) equity	(376)	3,918
Total liabilities and stockholders’ (deficit) equity	$34,864	$43,361

        See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	August 30, 2008	September 1, 2007
Cash used in operating activities
Net loss	$(4,508)	$(3,298)
Charges to net loss not affecting cash	1,142	2,307
Changes in operating assets and liabilities	(1,816)	(1,058)
	(5,182)	(2,049)
Cash used in investing activities
Capital expenditures	(64)	(35)
	(64)	(35)
Cash provided by (used by) financing activities
Pay off of 5.25% convertible notes	-	(8,500)
Stock option exercises and employee stock purchase plan	102	70
	102	(8,430)
Effect of exchange rate changes on cash	(22)	13
Net decrease in cash and cash equivalents	$(5,166)	$(10,501)
Cash and cash equivalents at beginning of period	16,541	30,788
Cash and cash equivalents at end of period	$11,375	$20,287

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements and therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The Company’s fiscal quarters are every thirteen weeks and end on a Saturday, except for the fourth quarter which ends on May 31st.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31 2008. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”) as of the first day of the first quarter of fiscal 2008.  The Company has not otherwise materially changed its significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for such items as revenue recognition, inventory valuation, warranty reserves, asset impairments, allowances for doubtful accounts, tax valuation allowances, stock-based compensation assumptions, and accruals such as restructuring reserves.  These estimates and assumptions affect the amounts reported in the financial statements, and actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on previously reported accumulated deficit or net loss.

Comprehensive Loss

Comprehensive loss includes net loss as well as additional other comprehensive income (loss) items. At August 30, 2008 and September 1, 2007, there were no accumulated other comprehensive gains or losses included in the Company’s balance sheet.

Inventories

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out or FIFO method. The Company periodically reviews the carrying value of its inventories and non-cancellable purchase commitments.  The Company may record charges to inventory reserves due to excess, obsolete and slow moving inventories. The Company’s reserve analysis is based on the estimated impact of changes in technology on the Company’s products (including engineering design changes) and the timing of these changes. The Company also considers future sales forecasts, product order history, and backlog to assess its inventory requirements. Inventory on loan to customers is included in finished goods inventory. Loaner inventory is reserved beginning in the ninth month after shipment through the twentieth month to a 10% residual value and is charged to the organization responsible for the inventory, either Engineering or Sales. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional reserves of inventories may be required which will negatively impact gross margins. Inventory reserves are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. As a result of these analyses, the Company recorded inventory provisions and amortization of $0.2 million, and $0.7 million in the three months ended August 30, 2008 and September 1, 2007 respectively.

The following is a summary of inventories by major category:

	August 30, 2008	May 31, 2008
In thousands	(unaudited)
Raw materials	$2,457	$2,578
Work in process	208	143
Finished goods	3,238	2,812
	$5,903	$5,533

Warranty Reserves and Guarantees

The Company generally warrants its products for a period of thirteen months from the date of shipment and accrues for the estimated cost of warranty.  For established products, this accrual is based on historical experience, and for newer products, this accrual is based on estimates from similar products.  In addition, from time to time, specific warranty accruals are made for specific technical problems. Revenues associated with extended warranties are measured based on fair value and recognized ratably over the duration of the extended warranty.

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands (unaudited)	Balance at Beginning of Period	New Warranties Charged to Costs of Sales	Warranty Reserve Utilized	Balance at End of Period
Three months ended August 30, 2008	$1,110	$367	$(446)	$1,031
Three months ended September 1, 2007	$1,242	$441	$(465)	$1,218

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

Restructuring Charges

In the first quarter of fiscal 2009, the Company recorded a restructuring charge of $0.3 million related to a reduction of workforce across all functions.  The liability for restructuring charges is included in accrued liabilities. Details of the restructuring charges for the 2009 restructuring plan are as follows:

	Three months ended August 30, 2008
In thousands (unaudited)	Severance	Other Costs	Total
Beginning balance	$-	$-	$-
Restructuring charges	227	27	254
Cash payments	(169)	(3)	(172)
Ending balance	$58	$24	$82

Details of the restructuring charges for the 2008 restructuring plan are as follows.  These costs have been fully paid.

	Three months ended August 30, 2008			Three months ended September 1, 2007
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$-	$147	$147	$227	$94	$321
Restructuring charges	-	-	-	197	76	273
Asset write-offs	-	-	-	-	(8)	(8)
Cash payments	-	(147)	(147)	(287)	-	(287)
Ending balance	$-	$-	$-	$137	$162	$299

Income Taxes

The Company had nominal charge and a $0.4 million tax provision for the first quarter of fiscal 2009 and 2008, respectively comprised of foreign income and withholding taxes.

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

The Company adopted the provisions of FIN 48 effective June 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting interim periods, disclosure and transition.

As of May 31, 2008, the Company had gross unrecognized tax benefits of approximately $7.4 million, all of which would impact our effective tax rate if recognized. Unrecognized tax benefits were unchanged as of August 30, 2008. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would generate tax benefits to be recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the final assessment, a future charge to expense would be recorded in the period in which the assessment is determined. Although timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits within its income tax provision.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company is subject to examination for carryforwards of research and development tax credits and net operating losses for years beginning in 1995 to the present time. The Company is not currently under federal or state income tax examination.

Convertible Subordinated Notes (“5.25% Notes”)

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

Subordinated Secured Notes (“6.25% Notes”)

In March 2007, the Company completed a $25.75 million private placement of 6.25% (payable semi-annually in June and December) fixed rate subordinated secured notes (the “6.25% Notes”). The Company incurred debt issuance costs totaling $2.4 million and these costs are being amortized to other expense using a method that approximates the effective interest method over the estimated four year life of the 6.25% Notes, which coincides with the earliest date upon which the note holders can require the Company to repurchase the Notes. For the quarters ended August 30, 2008 and September 1, 2007, the Company recognized other expense related to the amortization of the debt issuance costs of $150,000.  The 6.25% Notes are due in March 2027; however, the holders may require the Company to repurchase for cash on March 26, 2011 and various future dates at a price equal to 100% of the principal amount plus accrued interest, if any, to the applicable repurchase date. The 6.25% Note terms restrict the Company from transferring capital to certain of its subsidiaries, restrict the payment of dividends, and contain certain other restrictions. Additionally, one of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended, and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable.

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

Prior to October 17, 2007, the 6.25% Notes were deemed to contain an additional embedded derivative (described below) requiring bifurcation and valuation in accordance with the guidance in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Furthermore, in analyzing the terms of the 6.25% Notes, the Company determined that the notes represent non-conventional convertible debt as defined in EITF Issue 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” due to the fact that the 6.25% Notes contain provisions that provide for adjustment to the number of shares into which the notes are convertible and, therefore, the number of shares issuable upon conversion is not fixed. Under the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  this conversion feature would be classified as a liability if it were a freestanding financial instrument, due to the fact that at issuance and through the remainder of the year ended May 31, 2007, the Company did not have enough authorized and unissued shares available to fully settle the maximum potential number of shares that could be required to be delivered under the terms of all of  the Company’s existing financial instruments.  As a result, to the extent that a shortfall existed between the maximum potential shares issuable under the conversion feature of approximately 13,365,000 shares and the minimum number of shares the Company had available for issuance of approximately 10,091,000 (resulting in a shortfall of approximately 3,274,000 shares), the Company had calculated the relative portion of the fair value of the conversion feature that pertains to this shortfall to be $3.0 million (see discussion of valuation methodology and assumptions below) and had recognized this amount as a separate derivative liability with an offsetting discount to  the carrying value of the 6.25% Notes.  The resultant discount is being amortized to interest expense over the estimated four year life of the 6.25% Notes. Discount amortization recorded to interest expense during the quarters ended August 30, 2008 and September 1, 2007 was $0.2 million.

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

The following table outlines the assumptions the Company used in the Black-Scholes model to value the conversion feature at the date it was reclassified into additional paid-in capital:

Conversion Feature
October 17, 2007
Contractual term in years	3.4
Volitility	59.9%
Risk-free interest rate	4.7%
Dividend yield	0%

The following is a summary of the 6.25% Notes value, as of:

In thousands	August 30, 2008	May 31, 2008
Face value of Notes	$25,750	$25,750
Notes discount	(1,950)	(2,140)
	$23,800	$23,610

Long Term Liability – Deferred Rent

The Company leases facilities for its corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent”. The Company records rent expense at the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $0.4 million and $0.6 million as of August 30, 2008 and May 31, 2008, respectively included in other non-current liabilities.

Line of Credit

In June 2008, the Company renewed and amended its revolving line of credit with Comerica Bank. Under these agreements, the Company may borrow up to $7.5 million based upon eligible accounts receivable balances. This bank line, which has a maturity date of August 31, 2010, is secured by substantially all of the Company’s assets and requires that the Company maintain certain financial covenants. The Company currently maintains cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent the Company borrows against this bank line.  There were no borrowings outstanding as of August 30, 2008 and May 31, 2008, respectively.  As of August 30, 2008, the Company had approximately $3.7 million of available borrowing capacity, net of $3.0 million restricted compensating balance.

Commitments and Contingencies

The Company’s lease agreement with 5729 Fontanoso Way, LLC for its corporate headquarters commenced on May 1, 2005 for 60 months. The Company has an option to extend this lease agreement for an additional five year period. In addition, the Company leases facilities for its sales and service offices in various locations worldwide. The Company’s rent expense for the three months ended August 30, 2008, and September 1, 2007, was $0.3 million and $0.5 million, respectively.

As of August 30, 2008, contractual obligations and commercial commitments were as follows:

	Payments due by fiscal period
In thousands (unaudited)	Total	Remaining fiscal 2009	2010	2011
Operating leases	$2,884	$1,265	$1,536	$83
Purchase commitments	17,505	14,094	3,411	-
Interest payments on 6.25% notes	4,475	805	1,609	2,061
Principal payment on 6.25% notes	25,750	-	-	25,750
Total cash obligations	$50,614	$16,164	$6,556	$27,894

On September 18, 2007, the Company signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. to outsource its Singapore manufacturing to Flextronics in China. As part of this Agreement, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are ready to be shipped to our customers.  Flextronics open commitments and inventory on hand at August 30, 2008, based on the Company’s forecasts, were valued at $16.0 million and are included in the above table as inventory purchase commitments.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges.  During the fiscal year ended May 31, 2008, the Company billed Flextronics $8.3 million for inventory purchases of which $6.7 million was paid leaving a $1.6 million “Receivable from Flextronics Industrial Ltd”.  For the three months ended August 30, 2008, the Company billed Flextronics $0.1 million for inventory purchases and received cash payments of $1.6 million leaving a $0.1 million “Receivable from Flextronics Industrial Ltd”.

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

Stockholders’ (Deficit) Equity

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

The total stock-based compensation expense for stock options, restricted shares, and ESPP was as follows, before income taxes:

	Three months ended
In thousands (unaudited)	August 30, 2008	September 1, 2007
Cost of sales	$7	$13
Engineering, research and development	(4)	60
Selling, general and administrative	109	134
	$112	$207

As of August 30, 2008, the unamortized stock-based compensation balance related to stock options, restricted stock units, and the ESPP was $1.7 million and will be recognized over an estimated weighted average amortization period of 2.4 years.

Employee Stock Option Plans: The following table summarizes stock option activity and related information for the period indicated:

	Three months ended August 30, 2008
Shares in thousands (unaudited)	Options outstanding	Weighted average exercise prices
Options beginning of period	3,579	$4.21
Granted	1	$1.76
Exercised	(37)	$1.77
Canceled	(311)	$10.20
Options end of period	3,232	$3.67

 Restricted Stock Units: Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continuing service to the Company. The compensation expense related to these awards was determined using the fair value of common stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units generally vest over three years.   During the three months ended August 30, 2008, no restricted stock units vested.

	Outstanding restricted stock units
Shares in thousands (unaudited)	Options outstanding	Weighted average grant date fair value
Unvested awards beginning of period	257	$2.43
Awards	-	$-
Releases	-	$-
Forfeitures	(1)	$2.43
Unvested awards end of period	256	$2.43

Employee Stock Purchase Plan: In May 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) and reserved 2,000,000 shares for issuance under the Plan. The Company’s 2002 Plan provides that eligible employees may purchase stock through payroll deductions at 85% of its fair value on specified dates.  At August 30, 2008, the Company had 1.5 million shares reserved for future issuance.

	Three months ended
In thousands, except per share data (unaudited)	August 30, 2008	September 1, 2007
Shares issued	24	24
Average purchase price	$1.28	$2.05
Net cash proceeds	$31	$50
Income tax benefits	$-	$-
Intrinsic value of purchased shares	$5.5	$8.7

Employee Benefit Plans

Incentive plans:  The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its U.S. employees. The Board of Directors determines annually a formula to set aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. There were no charges to operations for these plans during the three months ended August 30, 2008, and September 1, 2007.

Post-retirement medical plan: Effective July 23, 1996 the Board of Directors approved a plan for medical and dental coverage for certain executive retirees meeting certain age and service eligibility requirements. At August 30, 2008, three retirees and their spouses were in the plan. The retirees and their spouses pay their share of the coverage costs at the same percentage rate as an active Company employee. The Company’s future obligation under this plan, which is accrued and included in accrued liabilities, is estimated at $0.5 million.

Pension Plans: The majority of employees in the United States are covered by 401K type defined contribution plans. In Germany, employees are covered by a defined benefit pension plan (“The Plan”) in accordance with local legal requirements. The Company has purchased insurance policies to cover the payment risk of The Plan.  These insurance policies have not been segregated and restricted to provide for pension benefits and are therefore not considered plan assets  The cash surrender value of these insurance policies as of August 30, 2008 and May 31, 2008 was $1.1 million and  $1.2 million, respectively, and have been included in non-current assets.

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

The following is a summary of the Company’s net sales to external customers, by geographic regions:

	Three months ended
In thousands (unaudited)	August 30, 2008		September 1, 2007
Asia	$2,264	27%	$2,249	21%
Europe	2,976	35%	4,159	40%
International	5,240	62%	6,408	61%
North America	3,159	38%	4,083	39%
	$8,399	100%	$10,491	100%

In the three months ended August 30, 2008, sales to customers in the United States and United Kingdom represented 38% and 22% of sales, respectively.  In the same period in 2007, sales to customers in the United States and Taiwan represented 39% and 16% of sales, respectively.  Sales to customers in no other country equaled or exceeded 10% in any of these periods.

The following table presents summary information of the Company's net sales by product, although the Company manages its business as a single operating unit:

	Three months ended
In thousands (unaudited)	August 30, 2008		September 1, 2007
Systems	$5,639	67%	$6,291	60%
Aftermarket products and services	2,760	33%	4,200	40%
	$8,399	100%	$10,491	100%

The following table presents summary information of the Company’s significant customers as a percentage of sales:

	Three months ended
(Unaudited)	August 30, 2008	September 1, 2007
Customer A	21%	9%
Customer B	12%	12%
Customer C	9%	29%
Customer D	0%	7%

The following is a summary of the Company’s identifiable long-lived assets by geographic regions as of:

In thousands	August 30, 2008	May 31, 2008
Asia	$360	$405
Europe	11	13
International	371	418
North America	2,054	2,306
	$2,425	$2,724

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1:      Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:      Quoted prices, other than quoted prices included in Level 1, that are observable for the assets or liabilities, either directly of indirectly.
Level 3:      Inputs that are unobservable of the assets or liabilities.

The Company estimated the fair value of financial instruments and concluded the amounts reported for cash equivalents approximate fair value due to their short maturities and minimal risk in the underlying investments.  Convertible subordinated notes are stated at cost due to the practicability of estimating fair value due to the lack of the availibility of quoted prices.

Recently Issued Accounting Pronouncements

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective date of FASB Statement No. 157”.  FSP 157-2 delays the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  Management is currently assessing the impact of the adoption of this portion of Statement 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB statement No. 115”.  SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The fair value option under SFAS No. 159 becomes available to us in the first quarter of our fiscal year 2009. Management has determined that the adoption of this Statement had no impact on the Company.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements, the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is required to be adopted by us in the first quarter of our fiscal year 2010. This Statement will have no impact on the Company unless management enters into a business combination after May 31, 2009.

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This statement will have no impact on the Company.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial position, results of operations and cash flows.

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

Use of Estimates: The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, asset impairments, inventory valuation, warranties, allowance for doubtful accounts, tax allowances and reserves, stock based compensation, valuation of long-lived assets, and accruals for such items as restructuring reserves.  We also estimate our future revenues, expenses and cash usage.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities.  Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve more significant judgments or estimates used in the preparation of our consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the Company’s audit committee.

Revenue recognition: Revenue is recognized on the sale of our equipment when a customer purchase order or contract has been received, when the products or services have been delivered, when the total purchase price can be assured without making significant concessions, and when our ability to collect from its customer has been assured.  In recognizing revenue we make certain assumptions and estimates, namely: (i) we consider a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) we consider systems, delivered separately from options, to have value to our customers on a stand alone basis if we have fair value of the options and the options are not significant to the total amount of the order and the options are not essential to the functionality of the system; (iii) we consider systems, delivered separately from installation, to have value to its  customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing the systems without the support of our installers, installation is routine and inconsequential to the total value of the transaction, and we have fair value and have routinely sold systems on a stand-alone basis; and (iv) for most customers we assume that, based on past history, it will continue to collect its receivables from them without payment or product concessions, despite the fact that they have larger financial size relative to us and despite its dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables, such as installation and services, the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) vendor objective evidence (VOE) of fair value exists, which is based on the average price charged when each element is sold separately, for the undelivered elements, and (iii) if the arrangement does not include a general right of return relative to a delivered item, or if performance of the undelivered item is considered probable and substantially in the control of us.  If we cannot objectively determine the fair value of any undelivered element included in a multiple element arrangement, we defer revenue until all elements are delivered and the service has been performed, or until fair value can be objectively determined for any remaining undelivered elements.  Where we sell to distributors, revenue is deferred until resale to the end-customers.  Sales to distributors do not represent a material amount of our sales.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Accounting for Income Taxes:  We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) effective June 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”

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

Restructuring charges:  We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring charges are workforce reductions, consolidating facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. Plans to eliminate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Asset impairments primarily consist of property, plant and equipment associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the property, plant and equipment.  These estimates were derived using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Exit or Disposal Activities" ("SFAS No. 146") and Statement of Financial Accounting Standards ("SFAS") No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

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
Dividend yield – historical rate of dividend payments.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended
(Unaudited)	August 30, 2008		September 1, 2007
Net Sales	100.0%		100.0%
Cost of sales	84.6		65.7
Gross profit	15.4		34.3
Operating expenses:
Engineering, research and development	24.2		21.5
Sales, general and administrative	33.6		35.6
Restructuring and impairment expense	3.0		2.6
Total operating expenses	60.8		59.7
Operating loss	(45.4)		(25.4)
Interest income	0.7		2.3
Gain on sales of investment	-		3.4
Interest expense	(7.1)		(6.1)
Other expense, net	(1.7)		(2.1)
Loss before income taxes	(53.5)		(27.9)
Provision for income taxes	0.2		3.5
Net loss	(53.7	) %	(31.4	) %

Net Sales

Net sales consist of systems and software and aftermarket products and services, which consist primarily of services, spare parts, and upgrades. Service revenue, included in aftermarket prober products and services revenue, was 11% of net sales for the three month periods ended August 30, 2008, and September 1, 2007. Net sales of our products are as follows:

	Three months ended
In thousands (unaudited)	August 30, 2008		September 1, 2007
Systems and software	$5,639	67%	$6,291	60%
Aftermarket products & services	2,760	33%	4,200	40%
	$8,399	100%	$10,491	100%

Net sales decreased year over year by 20%, primarily due to decreased volumes of our 200mm products and lower sales of upgrade and spares products. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. As a result of uncertainties in this market environment, any rescheduling or cancellation of planned capital purchases by our customers will cause our sales to fluctuate.  Additionally, the customer evaluation process for our 300mm products can be lengthy and can consume significant Company resources.  Our future sales will be impacted by our ability to successfully complete these product evaluations.

Gross Profit

	Three months ended
In thousands (unaudited)	August 30, 2008	September 1, 2007
Gross profit	$1,291	$3,596
Gross profit as a % of net sales	15.4%	34.3%

The decrease in gross profit year over year was primarily due to a lower volume of sales and increased fixed overhead manufacturing costs and variances.  As a percentage of sales, gross profit decreased primarily due to decreased margins on aftermarket products and services (7%) and increased fixed overhead manufacturing costs (12%).  We believe that our gross profit will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross profit in future periods.

Engineering, Research and Development (ER&D)

	Three months ended
In thousands (unaudited)	August 30, 2008	September 1, 2007
ER&D	$2,036	$2,250
ER&D as a % of net sales	24.2%	21.5%

The reduction of engineering, research and development expenses year over year was primarily due to reduced payroll and related benefits due to a reduction in headcount by 4 personnel.  As a percentage of net sales, ER&D expenses increased as a result of a larger percentage decrease in net sales as compared to the decreases in spending.  During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in selective new product development programs. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Three months ended
In thousands (unaudited)	August 30, 2008	September 1, 2007
SG&A	2,819	3,738
SG&A as a % of net sales	33.6%	35.6%

The decrease in sales, general and administrative expenses year over year was primarily due to decreased personnel costs and related expenses due to lower headcount ($0.3 million), reduced product evaluation costs ($0.2 million), and reduced discretionary spending such as legal, travel, and facility costs ($0.3 million).  SG&A expenses consist principally of employee salaries and benefits, travel, promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.

Interest Income

	Three months ended
In thousands (unaudited)	August 30, 2008	September 1, 2007
Interest income	$59	$238

The decrease in interest income year over year resulted primarily from lower average cash balances.

Gain on Sale of Investments

	Three months ended
In thousands (unaudited)	August 30, 2008	September 1, 2007
Gain on sale of investments	$-	$362

This gain in the period ended September 1, 2007 resulted from the sale of marketable securities received as part of the demutualization of the Company’s life and disability insurance carrier in prior years.  The Company had previously not recorded these securities and liquidated them during the quarter.  The effect on prior years was determined by management to not be material.

Interest Expense

	Three months ended
In thousands (unaudited)	August 30, 2008	September 1, 2007
Interest expense	$592	$636

The decrease in interest expense is largely due to the payoff of our 5.25% Notes in June 2007.

Provision for Income Taxes

	Three months ended
In thousands (unaudited)	August 30, 2008	September 1, 2007
Provision for income taxes	$15	$368

The income tax provision for the first quarter 2009 is related to accrued taxes for our Asian subsidiaries. The income tax provision for the first quarter 2008 is primarily related to accrued Singapore taxes related to moving from a five year tax exempt period to a three year tax exempt period.  We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.  We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

 Liquidity and Capital Resources

  Operating activities: Cash used in operating activities was $5.2 million during the first quarter of 2009.  The primary use of cash was to fund operational losses and reduced accounts payable and accrued liabilities. Cash used in operating activities for the first quarter of 2008 was $2.0 million for the same reasons as the first quarter 2009.

Financing activities: During the first quarter of 2009, cash of $0.1 million was provided by financing activities due to stock option exercises and ESPP purchases. During the first quarter of 2008, cash of $8.5 million was used by financing activities due to the payoff of our maturing 5.25% Notes partially offset by the $0.1 million of stock option exercises and ESPP purchases.

Liquidity: Our principal source of liquidity as of August 30, 2008 consisted of $11.4 million of cash and cash equivalents.  As of August 30, 2008, we had net working capital of $18.6 million.  During 2009, we continue to emphasize reduction of our utilization of cash, including improving gross margins on sales, maintaining spending controls and additional headcount reductions.  In March 2007, the Company completed a $25.75 million private placement of 6.25% fixed rate convertible senior subordinated secured notes (the “6.25% Notes Offering”). We used part of the net proceeds from this offering to repay our existing 5.25% Notes in June 2007. We currently anticipate that our available cash and proceeds from our line of credit at August 30, 2008 should be sufficient to meet our anticipated needs for working capital and capital expenditures to support planned activities for the next 12 months. However, our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing expenses. The demand for our products follows the semiconductor test markets which remain highly cyclical and difficult to forecast and is experiencing an economic downturn. Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, if adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our current business plan.

In June 2008, we renewed and amended our revolving line of credit with Comerica Bank. Under these agreements, we may borrow up to $7.5 million based upon eligible accounts receivable balances. This line of credit, which has a maturity date of August 31, 2010, is secured by certain of the Company’s assets and requires that we maintain certain financial covenants. We currently maintain cash deposits of $3.0 million that will be considered restricted as compensating balances to the extent we borrow against this credit line. As of August 30, 2008, the Company had approximately $3.7 million of available borrowing capacity.

  ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At August 30, 2008, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.1 million.  For financial market risks related to changes in foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2008.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:  As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of August 30, 2008 were not effective.

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

Material Weaknesses Reported for the Year ended May 31, 2008: As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2008 filed with the SEC on August 25, 2006, material weaknesses related to controls surrounding revenue recognition and inventory reserves. More specifically, appropriate evidence documenting persuasive evidence of an arrangement was lacking resulting in year-end audit adjustments to reverse revenue.  Also, inventory reserves were incorrectly adjusted in a manner which was not consistent with the Company’s policies or in accordance with generally accepted accounting principles. Based on the results of this controls evaluation, our management has concluded as a result of the material weaknesses in our controls surrounding revenue recognition and inventory reserves that the Company’s disclosure controls and procedures were not effective as of May 31, 2008, the end of the period covered by the Form 10−K.  We are in the process of remediating these material weaknesses by: improving training of our sales force and accounting personnel on our revenue and inventory reserve policies and procedures, ensuring that appropriate evidence of an arrangement exists for revenue transactions, reviewing shipping terms to ensure proper revenue recognition under current arrangements, and adding controls around changes in shipping terms from other than EXWorks which is the standard commercial shipping terms used by the Company. We believe that the corrective steps taken above will sufficiently mitigate the material weaknesses.

Changes Internal Control over Financial Reporting:  There were no changes in our internal controls over financial reporting during the quarter ended August 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations.  If we do not meet our forecasts and additional capital is unavailable, we may have insufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan. Total revenues were $8.4, $45.4 million, $44.6 million, and $44.3 million, respectively, for the three months ended August 30, 2008 and for the years ended May 31, 2008, 2007 and 2006. We incurred operating losses of $3.8 million, $13.1 million, $17.9 million, and $15.7 million for the same periods, respectively. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast. Another economic slowdown and/or changes in demand for our products and services and other factors could continue to adversely affect our business in the near term, and we may experience additional declines in revenue and increases in operating losses. We cannot assure our investors that we will be able to return to operating profitability or that, if we do, we will be able to sustain it. Our cash, cash equivalents and short-term investments totaled $11.4 million at August 30, 2008.  Our cash used in operating activities was $5.2, million, $5.3 million, $11.3 million, and $20.5 million, respectively during the three months ended August 30, 2008 and for the years ended May 31, 2008, 2007 and 2006. We currently anticipate that our future cash from operations, available cash and cash equivalents, and our available credit facilities at August 30, 2008 should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months.  However, our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing expenses.  Although we are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, there can be no assurance that our cash utilization will remain at or be reduced below its current level or that we will have sufficient capital available to us to support our business activities and continue to operate our business pursuant to our current business plan.  We cannot assure you that additional financing, if needed, will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on terms favorable to us and we can not increase revenues or sufficiently reduce expenditures, we may not be able to continue to operate our business.

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

Our operating results are subject to variability and uncertainty, which could negatively impact our stock price.  We have experienced and expect to continue to experience significant fluctuations in our results.  Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period.  Our sales have often reflected orders shipped in the same period that they were received.  Customers may cancel or reschedule shipments, and production difficulties could delay shipments.  For the three months ended August 30, 2008, and the  years ended May 31, 2008, 2007 and 2006 five of our customers accounted for 55%, 51%, 42%, and 51%, respectively, of our net sales.  If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations.  Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors.  Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

Our business may be harmed if we cannot maintain our listing on the NASDAQ Capital Market. To maintain our listing on the NASDAQ Capital Market we must satisfy certain minimum financial and other continued listing standards, including, among other requirements, (i) a $1.00 minimum bid price requirement and (ii) a $2.5 million minimum stockholder’s equity requirement, $500,000 minimum net income requirement or $35 million minimum market value of listed securities requirement. As of October 7, 2008, the bid price of our common stock was $0.98 per share and our approximate market value for listed securities was $26.2 million.  Further, as of August 30, 2008 our stockholders' equity was negative $0.4 million and our net loss was $4.5 million for three months ended August 30, 2008.  We are currently exploring our options and strategies to regain compliance with the listing standards. There can be no assurance we will meet the continued listing requirements for the NASDAQ Capital Market, or that we will not be delisted from the NASDAQ Capital Market in the future.  The delisting of our Common Stock could have a material adverse effect on the trading price, liquidity, value and marketability of our Common Stock.

If we do not continue to develop and successfully market our existing products and new products, our business will be negatively affected.  We believe that our future success will depend in part upon our ability to continue to enhance existing products and to develop and manufacture new products. As a result, we expect to continue investing in selective new development programs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to develop and introduce new products in a timely manner; enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could adversely affect our competitive position and results of operations. Additionally, the customer evaluation process for our new 300mm products can be lengthy and can consume significant Company resources.  Our future sales will be impacted by our ability to successfully complete these new product evaluations. Further, we have begun to market our existing technologies to other industries. However, there can be no assurance that we will be successful in these efforts, or that our efforts will result in a significant increase in revenues.

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

As part of our Agreement with Flextronics, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are ready to be shipped on behalf of the Company.  Flextronics open commitments and inventory on hand at August 30, 2008, based on the Company’s forecasts, were valued at $16.0 million.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges which could have a negative impact on our results of operations.

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.  We have experienced fluctuations in our international sales and operations.  International sales accounted for 62%, 55% and 56% of our net sales for the three months ended August 30, 2008, and the years ended May 31, 2008 and 2007, respectively.  We expect international sales to continue to represent a significant percentage of net sales.  We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting. Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports.  Further, Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control structure and procedures for financial reporting each year.  As described in Item 9A(T) — Controls and Procedures of the Form 10-K for the year ended May 31, 2008, management, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of disclosure our controls and procedures and internal control over financial reporting. Based on those evaluations, the CEO and CFO identified material weaknesses in internal control over financial reporting related to revenue recognition and inventory reserves.  More specifically, appropriate evidence documenting persuasive evidence of an arrangement was lacking resulting in year-end audit adjustments to reverse revenue and inventory reserves were incorrectly adjusted in a manner which was not consistent with the Company’s policies or in accordance with generally accepted accounting principles.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of these material weaknesses in revenue recognition procedures and inventory reserves, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of May 31, 2008. The Company is remediating these material weaknesses by: improving training of our sales force and accounting personnel on our revenue and inventory reserve policies and procedures, ensuring that appropriate evidence of an arrangement exists for revenue transactions, reviewing shipping terms to ensure proper revenue recognition under current arrangements, and adding controls around changes in shipping terms from other than EXWorks which is the standard commercial shipping terms used by the Company.  We cannot assure you however that the measures we have taken will remediate these material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal controls over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the Commission.

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

                                                            ELECTROGLAS, INC.

DATE: October 8, 2008                                                      BY: /s/ Thomas E. Brunton
                                    Thomas E. Brunton
                                    Chief Financial Officer, Principal Financial and Accounting Officer