Form 10-Q
period 2008-11-29
ELECTROGLAS INC
filed 2009-01-09
CIK 902281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

                                                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 29, 2008

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

As of December 26, 2008, 26,743,000 shares of the Registrant's common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

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

•	Our cash contractual obligations as of November 29, 2008;
•	Our expectation that the semiconductor test markets will remain highly cyclical and difficult to forecast;
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

 These risks and uncertainties include but are not limited to:

•    An unanticipated lack of resources to continue to make investments in technological advances and product cost reductions necessary to maintain competitive advantages and to sell our products into new markets;
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

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended		Six months ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Net Sales	$6,355	$11,381	$14,754	$21,872
Cost of sales	5,296	8,283	12,404	15,178
Gross margin	1,059	3,098	2,350	6,694
Operating expenses:
Engineering, research and development	1,734	2,209	3,770	4,459
Sales, general and administrative	2,915	3,601	5,734	7,339
Restructuring and impairment charges	266	186	520	459
Total operating expenses	4,915	5,996	10,024	12,257
Operating loss	(3,856)	(2,898)	(7,674)	(5,563)
Interest income	43	208	102	446
Gain on sale of investments	-	-	-	362
Interest expense	(592)	(604)	(1,184)	(1,240)
Gain on mark to market financial instrument
related to convertible debt	-	142	-	85
Other expense, net	(257)	(125)	(399)	(297)
Loss before provision for income taxes	(4,662)	(3,277)	(9,155)	(6,207)
Provision for income taxes	10	56	25	424
Net loss	$(4,672)	$(3,333)	$(9,180)	$(6,631)

Basic net loss per share	$(0.18)	$(0.13)	$(0.35)	$(0.25)
Diluted net loss per share	$(0.18)	$(0.13)	$(0.35)	$(0.25)
Shares used in basic calculations	26,587	26,348	26,570	26,337
Shares used in diluted calculations	26,587	26,348	26,570	26,337

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	November 29, 2008	May 31, 2008
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,889	$16,541
Accounts receivable, net of allowances of $353 and $329	5,916	9,419
Inventories	6,739	5,533
Receivable from Flextronics Industrial Ltd.	82	1,644
Prepaid expenses and other current assets	2,231	2,752
Total current assets	23,857	35,889
Equipment and leasehold improvements, net	2,112	2,724
Goodwill	1,942	1,942
Other assets	2,471	2,806
Total assets	$30,382	$43,361

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,392	$6,848
Accrued liabilities	4,259	5,717
Deferred revenue	596	826
Total current liabilities	9,247	13,391
Convertible subordinated 6.25% notes	23,990	23,610
Other non-current liabilities	1,854	2,442
Total liabilities	35,091	39,443
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,743,000 and 26,681,000
shares issued; 26,588,000 and 26,526,000 outstanding	267	267
Additional paid-in capital	200,485	199,932
Accumulated deficit	(203,165)	(193,985)
Cost of common stock in treasury; 155,000 shares	(2,296)	(2,296)
Total stockholders’ (deficit) equity	(4,709)	3,918
Total liabilities and stockholders’ (deficit) equity	$30,382	$43,361

See the accompanying notes to condensed consolidated financial statements.

(1)   (1)  Derived from the Company’s audited consolidated financial statements as of May 31, 2008.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	November 29, 2008	December 1, 2007
Cash used in operating activities
Net loss	$(9,180)	$(6,631)
Charges to net loss not affecting cash	2,701	4,040
Changes in operating assets and liabilities	(998)	(725)
	(7,477)	(3,316)
Cash used in investing activities
Capital expenditures	(67)	(79)
Cash paid for long-term investment	(125)	-
	(192)	(79)
Cash (used in) provided by financing activities
Pay off of 5.25% convertible notes	-	(8,500)
Debt issuance costs related to issuance of convertible notes	-	(52)
Stock option exercises and employee stock purchase plan	102	71
	102	(8,481)

Effect of exchange rate changes on cash and cash equivalents	(85)	15
Net decrease in cash and cash equivalents	(7,652)	(11,861)
Cash and cash equivalents at beginning of period	16,541	30,788
Cash and cash equivalents at end of period	$8,889	$18,927

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business

 Electroglas Inc. (the “Company”) is a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. The Company was incorporated in Delaware in April 1993, to succeed the wafer prober business conducted by the Electroglas division of General Signal Corporation, our former parent. Immediately prior to the closing of the initial public offering of our common stock, in July 1993, the Company assumed the assets and liabilities of the Electroglas division in an asset transfer. The Company has been in the semiconductor equipment business for more than 40 years. The Company’s primary product line is automated wafer probing equipment and related network software to manage information from that equipment. In conjunction with automated test systems from other suppliers, the Company’s semiconductor manufacturing customers use its wafer probers and network software to quality test semiconductor wafers.  Beginning in 2007, we began to market our existing EG6000 technologies to other equipment manufacturers in other application areas such as micro assembly and inspection.  These companies, in addition to semiconductor, sell into the medical, cell phone and solar fields.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements and therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and the Company’s  interim report filed on Form 10-Q for the period ended August 30, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The Company’s fiscal quarters are every thirteen weeks and end on a Saturday, except for the fourth quarter which ends on May 31st.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as additional other comprehensive income (loss) items. At November 29, 2008 and December 1, 2007, there were no accumulated other comprehensive gains or losses included in the Company’s consolidated balance sheet.  Comprehensive loss and net loss are the same for all periods presented.

Inventories

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out or FIFO method. The Company periodically reviews the carrying value of its inventories and non-cancellable purchase commitments.  The Company may record charges to inventory reserves due to excess, obsolete and slow moving inventories. The Company’s reserve analysis is based on the estimated impact of changes in technology on the Company’s products (including engineering design changes) and the timing of these changes. The Company also considers future sales forecasts, product order history, and backlog to assess its inventory requirements. Inventory on loan to customers is included in finished goods inventory. Loaner inventory is reserved beginning in the ninth month after shipment through the twentieth month to a 10% residual value and is charged to the organization responsible for the inventory, either Engineering or Sales. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional reserves of inventories may be required which will negatively impact gross margins. Inventory reserves are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. As a result of these analyses, the Company recorded inventory provisions and amortization of $0.4 million and $0.5 million in the three months and $0.6 million and $1.1 million in the six months ended November 29, 2008 and December 1, 2007, respectively. The following is a summary of inventories by major category:

	November 29, 2008	May 31, 2008
In thousands	(unaudited)
Raw materials	$3,558	$2,578
Work in process	387	143
Finished goods	2,794	2,812
	$6,739	$5,533

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

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands (unaudited)	Balance at Beginning of Period	New Warranties Charged to Costs of Sales	Warranty Reserve Utilized	Balance at End of Period
Three months ended November 29, 2008	$1,031	$112	$(296)	$847
Three months ended December 1, 2007	$1,218	$594	$(775)	$1,037

Six months ended November 29, 2008	$1,110	$479	$(742)	$847
Six months ended December 1, 2007	$1,242	$1,114	$(1,319)	$1,037

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

Restructuring Charges

In the second quarter and first six months of fiscal 2009, the Company recorded a restructuring charge of $0.3 million and $0.5 million, respectively, related to a reduction of workforce across all functions.  The liability for restructuring charges is included in accrued liabilities. Details of the restructuring charges for the 2009 restructuring plans are as follows:

	Three months ended November 29, 2008			Six months ended November 29, 2008
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$58	$24	$82	$-	$-	$-
Restructuring charges	266	-	266	493	27	520
Cash payments	(220)	(16)	(236)	(389)	(19)	(408)
Ending balance	$104	$8	$112	$104	$8	$112

Details of the restructuring charges for the 2008 restructuring plan are as follows.  These costs have been fully paid.

	Three months ended November 29, 2008			Six months ended November 29, 2008
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$-	$-	$-	$-	$147	$147
Restructuring charges	-	-	-	-	-	-
Asset write-offs		-	-	-	-	-
Cash payments	-	-	-	-	(147)	(147)
Ending balance	$-	$-	$-	$-	$-	$-

	Three months ended December 1, 2007			Six months ended December 1, 2007
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$137	$162	$299	$227	$94	$321
Restructuring charges	-	186	186	197	262	459
Asset write-offs		(73)	(73)	-	(81)	(81)
Cash payments	(137)	(26)	(163)	(424)	(26)	(450)
Ending balance	$-	$249	$249	$-	$249	$249

Income Taxes

The Company had nominal tax provisions for the second quarter of fiscal 2009 and 2008, respectively, comprised of foreign income and withholding taxes.  The Company had $0.1 million and $0.4 million for tax provisions for the first six months of fiscal 2009 and 2008, respectively comprised of foreign income and withholding taxes.

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

As of May 31, 2008, the Company had gross unrecognized tax benefits of approximately $7.4 million, all of which would impact our effective tax rate if recognized.  Unrecognized tax benefits were effectively unchanged as of November 29, 2008. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would generate tax benefits to be recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the final assessment, a future charge to expense would be recorded in the period in which the assessment is determined. Although timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits within its income tax provision.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company is subject to examination for carry forwards of research and development tax credits and net operating losses for years beginning in 1995 to the present time. The Company is not currently under federal or state income tax examination.

Convertible Subordinated Notes (“5.25% Notes”)

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes (the “5.25% Notes”) due in June 2007. Interest on the 5.25% Notes is payable each year on the fifteenth of June and December and is charged to interest expense. In the five month transition period ended May 31, 2005, the Company repurchased a total of $2.0 million of the 5.25% Notes. During May 2006, the Company exchanged $25.0 million of 5.25% Notes for 4,268,000 shares of common stock and $7.5 million in cash in privately negotiated transactions with the holders of the 5.25% Notes. The Company repaid the $8.5 million balance of the 5.25% Notes plus accrued interest on the June 15, 2007 maturity date.

Subordinated Secured Notes (“6.25% Notes”)

In March 2007, the Company completed a $25.75 million private placement of 6.25% (payable semi-annually in June and December) fixed rate subordinated secured notes (the “6.25% Notes”). The Company incurred debt issuance costs totaling $2.4 million and these costs are being amortized to other expense using a method that approximates the effective interest method over the estimated four year life of the 6.25% Notes, which coincides with the earliest date upon which the note holders can require the Company to repurchase the Notes. For the three and six months ended November 29, 2008 and December 1, 2007, the Company recognized other expense related to the amortization of the debt issuance costs of $150,000 and $300,000, respectively.  The 6.25% Notes are due in March 2027; however, the holders may require the Company to repurchase for cash on March 26, 2011 and various future dates at a price equal to 100% of the principal amount plus accrued interest, if any, to the applicable repurchase date. The 6.25% Note terms restrict the Company from transferring capital to certain of its subsidiaries, restrict the payment of dividends, and contain certain other restrictions as well as certain standard financial covenants which are generally required of public companies. As of November 29, 2008, the Company was in compliance with its covenants.  One of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended, and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable.

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

Prior to October 17, 2007, the 6.25% Notes were deemed to contain an additional embedded derivative (described below) requiring bifurcation and valuation in accordance with the guidance in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Furthermore, in analyzing the terms of the 6.25% Notes, the Company determined that the notes represent non-conventional convertible debt as defined in Emerging Issues Task Force (“EITF”) Issue 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” due to the fact that the 6.25% Notes contain provisions that provide for adjustment to the number of shares into which the notes are convertible and, therefore, the number of shares issuable upon conversion is not fixed. Under the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  this conversion feature would be classified as a liability if it were a freestanding financial instrument, due to the fact that at issuance and through the remainder of the year ended May 31, 2007, the Company did not have enough authorized and unissued shares available to fully settle the maximum potential number of shares that could be required to be delivered under the terms of all of  the Company’s existing financial instruments.  As a result, to the extent that a shortfall existed between the maximum potential shares issuable under the conversion feature of approximately 13,365,000 shares and the minimum number of shares the Company had available for issuance of approximately 10,091,000 (resulting in a shortfall of approximately 3,274,000 shares), the Company had calculated the relative portion of the fair value of the conversion feature that pertains to this shortfall to be $3.0 million (see discussion of valuation methodology and assumptions below) and had recognized this amount as a separate derivative liability with an offsetting discount to  the carrying value of the 6.25% Notes.  The resultant discount is being amortized to interest expense over the estimated four year life of the 6.25% Notes. Discount amortization recorded to interest expense for the three and six months ended November 29, 2008 and December 1, 2007 was $0.2 million and $0.4 million, respectively.

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

The following table outlines the assumptions the Company used in the Black-Scholes model to value the conversion feature at the date it was reclassified into additional paid-in capital:

Conversion Feature
October 17, 2007
Contractual term in years	3.4
Volitility	59.9%
Risk-free interest rate	4.7%
Dividend yield	0%

The following is a summary of the 6.25% Notes value, as of:

In thousands	November 29, 2008	May 31, 2008
Face value of Notes	$25,750	$25,750
Notes discount	(1,760)	(2,140)
	$23,990	$23,610

Long Term Liability – Deferred Rent

The Company leases facilities for its corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent”. The Company records rent expense at the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $0.3 million and $0.6 million as of November 29, 2008 and May 31, 2008, respectively included in other non-current liabilities.

Line of Credit

In December 2008, the Company renewed and amended its revolving line of credit with Comerica Bank. Under these agreements, the Company may borrow up to $7.5 million based partially on eligible accounts receivable balances. This bank line, which has a maturity date of August 31, 2010, is secured by substantially all of the Company’s assets and requires that the Company maintain certain financial covenants. The Company currently maintains cash deposits of $3.5 million that will be considered restricted as compensating balances to the extent the Company borrows against this bank line.  There were no borrowings outstanding as of November 29, 2008 and May 31, 2008, respectively.  As of November 29, 2008, the Company had approximately $1.9 million of available borrowing capacity, net of the $3.5 million restricted compensating balance.

Commitments and Contingencies

The Company’s lease agreement with 5729 Fontanoso Way, LLC for its corporate headquarters commenced on May 1, 2005 for sixty months. The Company has an option to extend this lease agreement for an additional five year period. In addition, the Company leases facilities for its sales and service offices in various locations worldwide. The Company’s rent expense for the three months ended November 29, 2008, and December 1, 2007, was $0.2 million and $0.4 million, respectively. The Company’s rent expense for the six months ended November 29, 2008, and December 1, 2007, was $0.5 million and $0.8 million, respectively.

As of November 29, 2008, contractual obligations and commercial commitments were as follows:

	Payments due by fiscal period
In thousands (unaudited)	Total	Remaining fiscal 2009	2010	2011
Operating leases	$2,436	$837	$1,521	$78
Purchase commitments	13,526	12,986	540	-
Interest payments on 6.25% notes	4,475	805	1,609	2,061
Principal payment on 6.25% notes	25,750	-	-	25,750
Total cash obligations	$46,187	$14,628	$3,670	$27,889

On September 18, 2007, the Company signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. to outsource its Singapore manufacturing to Flextronics in China. As part of this Agreement, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are ready to be shipped to our customers.  Under the agreement with Flextronics, the Company may be liable for inventory held by Flextronics to the extent it has placed an accepted purchase order or forecast.  Flextronics open commitments and inventory on hand at November 29, 2008, based on the Company’s forecasts, were valued at $13.0 million and are included in the above table as inventory purchase commitments.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges.  During the fiscal year ended May 31, 2008, the Company billed Flextronics $8.3 million for inventory purchases of which $6.7 million was paid leaving a $1.6 million “Receivable from Flextronics Industrial Ltd”.  For the six months ended November 29, 2008, the Company billed Flextronics $0.1 million for inventory purchases and received cash payments of $1.6 million leaving a $0.1 million “Receivable from Flextronics Industrial Ltd”.

In November 2008, the Company entered into a Development agreement with Prefixa, Inc. (“Prefixa”) related to certain optical technology designed to work with Electroglas’ products.  Under the agreement, the Company receives ownership in Prefixa to the extent it has paid its obligations under the agreement and additionally the Company retains certain proprietary rights to the technology and certain other rights under the agreement.  To retain its proprietary rights upon completion of an acceptable finished product, the Company must meet certain minimum marketability requirements which it believes to be fairly insignificant.  Should Prefixa not meet its obligations under the contract or Electroglas elects to discontinue its relationship with Prefixa, the Company shall retain its investment in Prefixa to the extent it has invested under the contract.  As of November 29, 2008, the investment of $0.2 million was classified on its balance sheet under long-term investments and the Company does not believe there has been any impairment in the value of this investment.

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

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  Consistent with the provisions Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payments” (“FAS 123R”) and Securities and Exchange Commission Staff Accounting Bulletin No 107 – Share Based Payment (“SAB 107”), the fair value of each option grant and Employee Stock Purchase Plan (“ESPP”) subscription is estimated on the date of grant.

FAS 123R requires the Company to calculate the pool of excess tax benefits that are available as of June 1, 2006 to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. The Company has elected to use the regular or long method of determining the tax effects of share-based compensation. The choice of approach will have no impact on the tax benefit pool or the tax expense to be recognized for the current period, due to the Company’s net operating loss position.

The total stock-based compensation expense for stock options, restricted shares, and ESPP was as follows, before income taxes:

	Three months ended		Six months ended
In thousands (unaudited)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Cost of sales	$35	$25	$42	$38
Engineering, research and development	77	76	73	136
Selling, general and administrative	227	213	336	347
	$339	$314	$451	$521

As of November 29, 2008, the unamortized stock-based compensation balance related to stock options, restricted stock units, and the ESPP was $1.5 million and will be recognized over an estimated weighted average amortization period of 2.3 years.

Employee Stock Option Plans: The following table summarizes stock option activity and related information for the period indicated:

	Six months ended November 29, 2008
Shares in thousands (unaudited)	Options outstanding	Weighted average exercise prices
Options beginning of period	3,579	$4.21
Granted	301	$1.07
Exercised	(37)	$1.77
Canceled	(397)	$9.13
Options end of period	3,446	$3.40

 Restricted Stock Units: Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continuing service to the Company. The compensation expense related to these awards was determined using the fair value of common stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units generally vest over three years.   During the six months ended November 29, 2008, no restricted stock units vested.

	Outstanding restricted stock units
Shares in thousands (unaudited)	Units outstanding	Weighted average grant date fair value
Unvested awards beginning of period	257	$2.43
Awards	52	$1.00
Cancellations and Forfeitures	(7)	$2.43
Unvested awards end of period	302	$2.18

Employee Stock Purchase Plan: In May 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) and reserved 2,000,000 shares for issuance under the Plan. The Company’s 2002 Plan provides that eligible employees may purchase stock through payroll deductions at 85% of its fair value on specified dates.  At November 29, 2008, the Company had 1.5 million shares reserved for future issuance.

	Six months ended
In thousands, except per share data (unaudited)	November 29, 2008	December 1, 2007
Shares issued	24	24
Average purchase price	$1.28	$2.05
Net cash proceeds	$31	$50
Income tax benefits	$-	$-
Intrinsic value of purchased shares	$5.5	$9.0

Employee Benefit Plans

Incentive plans:  The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its U.S. employees. The Board of Directors determines annually a formula to set aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. There were no charges to operations for these plans during the six months ended November 29, 2008, and December 1, 2007.

Post-retirement medical plan: Effective July 23, 1996 the Board of Directors approved a plan for medical and dental coverage for certain executive retirees meeting certain age and service eligibility requirements. At November 29, 2008, three retirees and their spouses were in the plan. The retirees and their spouses pay their share of the coverage costs at the same percentage rate as an active Company employee. The Company’s future obligation under this plan, which is accrued and included in accrued liabilities, is estimated at $0.6 million.

Pension Plans: The majority of employees in the United States are covered by 401K type defined contribution plans. In Germany, employees are covered by a defined benefit pension plan (“The Plan”) in accordance with local legal requirements. The Company has purchased insurance policies to cover the payment risk of The Plan.  These insurance policies have not been segregated and restricted to provide for pension benefits and are therefore not considered plan assets  The cash surrender value of these insurance policies as of November 29, 2008 and May 31, 2008 was $1.0 million and  $1.2 million, respectively, and have been included in non-current assets.

Revenue and Geographic Information

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

The following is a summary of the Company’s net sales to external customers, by geographic regions:

	Three months ended				Six months ended
In thousands (unaudited)	November 29, 2008		December 1, 2007		November 29, 2008		December 1, 2007
Asia	$1,856	29%	$1,827	16%	$4,120	28%	$4,139	19%
Europe	2,274	36%	4,600	40%	5,250	36%	8,688	40%
International	4,130	65%	6,427	56%	9,370	64%	12,827	59%
North America	2,225	35%	4,954	44%	5,384	36%	9,045	41%
	$6,355	100%	$11,381	100%	$14,754	100%	$21,872	100%

In the three months ended November 29, 2008, sales to customers in the United States, Germany and France represented 35%, 18% and 11% of sales, respectively. In the same period in fiscal year 2008, sales to customers in the United States, Philippines and Singapore represented 43%, 12%, and 10% of sales, respectively. In the six months ended November 29, 2008, sales to customers in the United States and United Kingdom represented 36% and 13% of sales, respectively. In the same period in fiscal year 2008, sales to customers in the United States and Taiwan represented 41% and 11% of sales, respectively.  Sales to customers in no other country equaled or exceeded 10% in any of these periods.

The following table presents summary information of the Company's net sales by product, although the Company manages its business as a single operating unit:

	Three months ended				Six months ended
In thousands (unaudited)	November 29, 2008		December 1, 2007		November 29, 2008		December 1, 2007
Systems and software	$3,151	50%	$7,308	64%	$8,790	60%	$13,546	61%
Aftermarket products & services	3,204	50%	4,073	36%	5,964	40%	8,326	39%
	$6,355	100%	$11,381	100%	$14,754	100%	$21,872	100%

The following table presents summary information of the Company’s significant customers as a percentage of sales:

	Three months ended		Six months ended
(Unaudited)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Customer A	17%	16%	14%	14%
Customer B	8%	29%	9%	29%
Customer C	11%	2%	5%	1%
Customer D	0%	10%	1%	6%
Customer E	1%	0%	12%	5%

The following is a summary of the Company’s identifiable long-lived assets by geographic regions as of:

In thousands	November 29, 2008	May 31, 2008
Asia	$316	$405
Europe	10	13
International	326	418
North America	1,786	2,306
	$2,112	$2,724

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.
          Level 2:  Quoted prices, other than quoted prices included in Level 1, that are observable for the assets or liabilities, either directly of indirectly.
          Level 3:  Inputs that are unobservable of the assets or liabilities.

The Company estimated the fair value of financial instruments and concluded the amounts reported for cash equivalents approximate fair value due to their short maturities and minimal risk in the underlying investments.  Convertible subordinated notes are stated at cost due to the practicability of estimating fair value due to the lack of the availability of quoted market prices.

Recently Issued Accounting Pronouncements

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective date of FASB Statement No. 157”.  FSP 157-2 delays the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  Management is currently assessing the impact of the adoption of this portion of Statement 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The fair value option under SFAS No. 159 became available to the Company in the first quarter of fiscal year 2009. Management has determined that the adoption of this Statement had no impact on the Company.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”).  SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  This Statement is required to be adopted by the Company in the first quarter of our fiscal year 2010. This Statement will have no impact on the Company unless management enters into derivative instruments or hedging activities after May 31, 2009.

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

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of FSP 142-3 on its consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. Our primary product line is automated wafer probing equipment.  In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers to quality test semiconductor wafers. Electroglas has sold over 16,500 wafer probers and its installed base is one of the largest in the industry. Beginning in 2007, we began to market our existing EG6000 technologies to other equipment manufacturers in other application areas such as micro assembly and inspection.  These companies, in addition to semiconductor, sell into the medical, cell phone and solar fields.

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

Our principal source of liquidity as of November 29, 2008 consisted of $8.9 million of cash and cash equivalents.  As of November 29, 2008, we had net working capital of $14.6 million.  The demand for our products follows the semiconductor test market which is experiencing a significant economic downturn.  As a result, we have experienced a period of declining revenues.  Our total revenues were $12.0 million, $8.4 million and $6.4 million for the fiscal quarters ended May 31, 2008, August 30, 2008 and November 29, 2008, respectively, and operating losses were $4.6 million, $3.8 million and $3.9 million, for the same periods, respectively.  Our cash used in operating activities was $1.8 million, $5.2, million and $2.4  million, respectively, during the fiscal quarters ended May 31, 2008, August 30, 2008 and November 29, 2008.  As noted above, as of November 29, 2008 we had $8.9 million in cash and cash equivalents.    Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing expenses.  We remain committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, however, there can be no assurance that our cash utilization will remain at or be reduced below its current level.  If our revenues continue to decline, and we are unable to secure additional funds, we may not have sufficient capital to continue our operations for the next 12 months.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.

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

Estimates and Critical Accounting Policies

General:  Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Revenue recognition: Revenue is recognized on the sale of our equipment when a customer purchase order or contract has been received, when the products or services have been delivered, when the total purchase price can be assured without making significant concessions, and when our ability to collect from its customer has been assured.  In recognizing revenue we make certain assumptions and estimates, namely: (i) we consider a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) we consider systems, delivered separately from options, to have value to our customers on a stand alone basis if we have fair value of the options and the options are not significant to the total amount of the order and the options are not essential to the functionality of the system; (iii) we consider systems, delivered separately from installation, to have value to its  customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing the systems without the support of our installers, installation is routine and inconsequential to the total value of the transaction, and we have fair value and have routinely sold systems on a stand-alone basis; and (iv) for most customers we assume that, based on past history, we will continue to collect our receivables from them without payment or product concessions, despite the fact that they have larger financial size relative to us and despite the Company’s dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables, such as installation and services, the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) vendor objective evidence (VOE) of fair value exists, which is based on the average price charged when each element is sold separately, for the undelivered elements, and (iii) if the arrangement does not include a general right of return relative to a delivered item, or if performance of the undelivered item is considered probable and substantially in the control of the Company.  If we cannot objectively determine the fair value of any undelivered element included in a multiple element arrangement, we defer revenue until all elements are delivered and the service has been performed, or until fair value can be objectively determined for any remaining undelivered elements.  Where we sell to distributors, revenue is deferred until resale to the end-customers.  Sales to distributors do not represent a material amount of our sales.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Long-lived assets:  We evaluate the carrying value of long-lived assets, consisting primarily of equipment and leasehold improvements, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  Charges related to asset impairments are recorded in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Restructuring charges:  We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring charges are workforce reductions, consolidating facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. Plans to eliminate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Asset impairments primarily consist of equipment and leasehold improvements associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal.  These estimates were derived using the guidance of Statement of Financial Accounting Standards No. 146 "Accounting for Exit or Disposal Activities" ("SFAS No. 146") and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

Stock based compensation expense: We estimate the value of employee stock based awards on the date of grant using the Black-Sholes model and amortize these costs on a straight-line basis over the requisite service periods of the awards.  Under SFAS No. 123 (Revised 2004) “Share-Based Payment”, the determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, such as:

Expected volatility – historical volatility of the Company’s stock price.
Expected term – historical data on employee exercises and post-vesting employment termination behavior.
Risk free interest rate – an implied yield currently based on United States Treasury rates.
Estimated forfeitures – historical option forfeitures over a given period.
Dividend yield – historical rate of dividend payments.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended				Six months ended
(Unaudited)	November 29, 2008		December 1, 2007		November 29, 2008		December 1, 2007
Net Sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	83.3		72.8		84.1		69.4
Gross margin	16.7		27.2		15.9		30.6
Operating expenses:
Engineering, research and development	27.3		19.4		25.6		20.4
Sales, general and administrative	45.9		31.7		38.9		33.5
Restructuring and impairment expense	4.2		1.6		3.5		2.1
Total operating expenses	77.4		52.7		67.9		56.0
Operating loss	(60.7)		(25.5)		(52.0)		(25.4)
Interest income	0.7		1.8		0.7		2.0
Gain on sale of investments	-		-		-		1.7
Interest expense	(9.3)		(5.3)		(8.0)		(5.7)
Gain on mark to market financial instruments related to to convertible debt	-		1.3		-		0.4
Other expense, net	(4.0)		(1.1)		(2.7)		(1.4)
Loss before income taxes	(73.4)		(28.8)		(62.1)		(28.4)
Provision for income taxes	0.1		0.5		0.2		1.9
Net loss	(73.5	) %	(29.3	) %	(62.2	) %	(30.3	) %

Net Sales

Net sales consist of systems and software and aftermarket products and services, which consist primarily of services, spare parts, and upgrades. Service revenue, included in aftermarket prober products and services revenue, was 19% and 14% of net sales for the three and six month periods ended November 29, 2008,  and  10% and 10% of net sales for the three and six months ended December 1, 2007. Net sales of our products are as follows:

	Three months ended				Six months ended
In thousands (unaudited)	November 29, 2008		December 1, 2007		November 29, 2008		December 1, 2007
Systems and software	$3,151	50%	$7,308	64%	$8,790	60%	$13,546	62%
Aftermarket products & services	3,204	50%	4,073	36%	5,964	40%	8,326	38%
	$6,355	100%	$11,381	100%	$14,754	100%	$21,872	100%

For the three and six month period ended November 29, 2008 as compared to the three and six month period ended December 1, 2007, net sales decreased 44% and 33%, respectively, due to reduced sales in the 8 and 12 inch systems products and softness in aftermarket products due to the current weak semiconductor equipment environment.

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

Gross Margin

	Three months ended		Six months ended
In thousands (unaudited)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Gross margin	$1,059	$3,098	$2,350	$6,694
Gross margin as a % of net sales	16.7%	27.2%	15.9%	30.6%

The decrease in gross margin for the second quarter in fiscal 2009 compared to the prior year was primarily due to reduced sales of the 8 and 12 inch products coupled with lower average selling prices.  As a percentage of sales, gross margin decreased primarily due to decreased margins on systems (12%), offset partially by increased margins on aftermarket products and services (6%) and increased fixed overhead manufacturing and other period costs (4%). The decrease in gross margin for the first six months in fiscal 2009 compared to the prior year was primarily due to a lower volume of sales across all product lines and increased fixed overhead manufacturing costs and variances.  As a percentage of sales, gross margin decreased primarily due to decreased margins on aftermarket products and services (4%) and increased fixed overhead manufacturing and other period costs (8%).

We believe that our gross margins will continue to be affected by a number of factors, including competitive pressures, changes in demand for semiconductors, product mix, our ability to adequately execute product cost reduction programs, our share of the available market, excess manufacturing capacity costs, and fluctuations in warranty costs. Continued weak demand and changes in market conditions may cause orders to be below forecasts, which may result in additional excess inventory, which would cause write-downs of inventories and would negatively impact gross margin in future periods.

Engineering, Research and Development (ER&D)

	Three months ended		Six months ended
In thousands (unaudited)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
ER&D	$1,734	$2,209	$3,770	$4,459
ER&D as a % of net sales	27.3%	19.4%	25.6%	20.4%

The reduction of engineering, research and development expenses for the second quarter in fiscal 2009 compared to the prior year was primarily due to reduced payroll and related benefits due to a reduction of 9 headcount.  The reduction for the first six months in fiscal 2009 compared to the prior year was primarily due to reduced payroll and related benefits due to a reduction of 11 headcount.  As a percentage of net sales for both periods, ER&D expenses increased as a result of a larger percentage decrease in net sales as compared to the decreases in spending

  During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in selective new product development programs. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Three months ended		Six months ended
In thousands (unaudited)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
SG&A	$2,915	$3,601	$5,734	$7,339
SG&A as a % of net sales	45.9%	31.7%	38.9%	33.5%

The decrease in sales, general and administrative expenses for the three month period ended November 29, 2008 over the previous year quarter was primarily due to decreased personnel costs, sales incentives and related expenses due to lower headcount ($0.4 million), reduced product evaluation costs ($0.2 million), and reduced discretionary spending such as legal, travel, postage and facility costs ($0.1 million).  The decrease for the six month period ended November 29, 2008 over the previous year six month period was primarily due to decreased personnel costs and related expenses due to lower headcount ($0.7 million), reduced product evaluation costs ($0.4 million), and reduced discretionary spending such as legal, travel,tradeshow, postage, and facility costs ($0.5 million). SG&A expenses consist principally of employee salaries, benefits, travel and sales incentives, promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.  SG&A expenses increased as a percentage of net sales for the three and six months periods primarily due to larger decreases in net sales versus declines in spending.

Interest Income

	Three months ended		Six months ended
In thousands (unaudited)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Interest income	$43	$208	$102	$446

The decrease in interest income for the three and six month periods ended November 29, 2008 over the previous year periods was primarily due to lower average cash balances.

Gain on Sale of Investments

	Three months ended		Six months ended
In thousands (unaudited)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Gain on sale of investments	$-	$-	$-	$362

This gain in the period ended December 1, 2007 resulted from the sale of marketable securities received as part of the demutualization of the Company’s life and disability insurance carrier in prior years.  The Company had previously not recorded these securities and liquidated them during the quarter.  The effect on prior years was determined by management to not be material.

Interest Expense

	Three months ended		Six months ended
In thousands (unaudited)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Interest expense	$592	$604	$1,184	$1,240

Each quarter’s interest expense of $0.6 million is comprised of, 6.25% of the face amount of the bonds ($0.4 million) and amortization of the prepaid bond issuance costs ($0.2 million). In the first quarter of fiscal 2008, interest expense also included 15 days of interest on the 5.25% notes which were paid off on the maturity date of June 15, 2007.

Provision for Income Taxes

	Three months ended		Six months ended
In thousands (unaudited)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Provision for income taxes	$10	$56	$25	$424

The income tax provision for the three months and six months ended November 29, 2008 is primarily related to accrued taxes for our Asian subsidiaries. The income tax provision for the three months and six months ended December 1, 2007 is primarily related to accrued Singapore taxes related to moving from a five year tax exempt period to a three year tax exempt period.  During the first quarter fiscal 2008, the Company accrued $0.3 million to reflect the tax amounts owed as part of this negotiated settlement related to this change in exemption period.  We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.  We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

 Liquidity and Capital Resources

  Operating activities: Cash used in operating activities was $7.6 million and $3.3 million during the six months ended November 29, 2008 and December 1, 2007, respectively.  The primary use of cash was to fund operational losses.  These operating losses were adjusted primarily by certain non-cash operating expenses including depreciation and amortization and stock compensation expense pursuant to SFAS No. 123R.

Financing and investing activities: During the six months ended November 29, 2008, cash of $0.1 million was provided by financing activities due primarily to stock option excercises and ESPP purchases. During the six months ended December 1, 2007, cash of $8.5 million was used to pay off notes.  During the three months ended November 29, 2008, $0.1 million was used for a long term investment in Prefixa, Inc. (“Prefixa”).  During the six months ended November 29, 2008 and December 1, 2007, cash of $0.1 million was used for capital expenditures, respectively.

Liquidity:  Our principal source of liquidity as of November 29, 2008 consisted of $8.9 million of cash and cash equivalents.  As of November 29, 2008, we had net working capital of $14.6 million.  The demand for our products follows the semiconductor test market which is experiencing a significant economic downturn.  As a result, we have experienced a period of declining revenues.  Our total revenues were $12.0 million, $8.4 million and $6.4 million for the fiscal quarters ended May 31, 2008, August 30, 2008 and November 29, 2008, respectively, and operating losses were $4.6 million, $3.8 million and $3.9 million, for the same periods, respectively.  Our cash used in operating activities was $1.8 million, $5.2, million and $2.4  million, respectively, during the fiscal quarters ended May 31, 2008, August 30, 2008 and November 29, 2008.  As noted above, as of November 29, 2008 we had $8.9 million in cash and cash equivalents.    Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing expenses.  We remain committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, however, there can be no assurance that our cash utilization will remain at or be reduced below its current level.  If our revenues continue to decline, and we are unable to secure additional funds, we may not have sufficient capital to continue our operations for the next 12 months.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.

In December 2008, the Company renewed and amended its revolving line of credit with Comerica Bank. Under these agreements, the Company may borrow up to $7.5 million based partially on eligible accounts receivable balances. This bank line, which has a maturity date of August 31, 2010, is secured by substantially all of the Company’s assets and requires that the Company maintain certain financial covenants. The Company currently maintains cash deposits of $3.5 million that will be considered restricted as compensating balances to the extent the Company borrows against this bank line.  There were no borrowings outstanding as of November 29, 2008 and May 31, 2008, respectively.

As of November 29, 2008, the Company had approximately $1.9 million of available borrowing capacity, net of the $3.5 million restricted compensating balance.

  ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At November 29, 2008, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.1 million.  For financial market risks related to changes in foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2008.

  ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:  As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of November 29, 2008 were not effective.

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

Material Weaknesses Reported for the Year ended May 31, 2008: As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2008 filed with the SEC on August 13, 2008, material weaknesses related to controls surrounding revenue recognition and inventory reserves. More specifically, appropriate evidence documenting persuasive evidence of an arrangement was lacking resulting in year-end audit adjustments to reverse revenue.  Also, inventory reserves were incorrectly adjusted in a manner which was not consistent with the Company’s policies or in accordance with generally accepted accounting principles. Based on the results of this controls evaluation, our management has concluded as a result of the material weaknesses in our controls surrounding revenue recognition and inventory reserves that the Company’s disclosure controls and procedures were not effective as of May 31, 2008, the end of the period covered by the Form 10−K.  We are in the process of remediating these material weaknesses by: improving training of our sales force and accounting personnel on our revenue and inventory reserve policies and procedures, ensuring that appropriate evidence of an arrangement exists for revenue transactions, reviewing shipping terms to ensure proper revenue recognition under current arrangements, and adding controls around changes in shipping terms from other than EXWorks which is the standard commercial shipping terms used by the Company. We believe that the corrective steps taken above will sufficiently mitigate the material weaknesses.

Changes Internal Control over Financial Reporting:  There were no changes in our internal controls over financial reporting during the quarter ended November 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

If our revenues continue to decline and additional capital is unavailable, we may not have sufficient capital to continue our operations for the next 12 months.  The demand for our products follows the semiconductor test market which is experiencing a significant economic downturn.  As a result, we have experienced a period of declining revenues.  Our total revenues were $12.0 million, $8.4 million and $6.4 million for the fiscal quarters ended May 31, 2008, August 30, 2008 and November 29, 2008, respectively, and operating losses were $4.6 million, $3.8 million and $3.9 million, for the same periods, respectively.  Our cash used in operating activities was $1.8 million, $5.2, million and $2.4  million, respectively, during the fiscal quarters ended May 31, 2008, August 30, 2008 and November 29, 2008.  As of November 29, 2008 we had $8.9 million in cash and cash equivalents.   Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing expenses.  We remain committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses, however, there can be no assurance that our cash utilization will remain at or be reduced below its current level.  If our revenues continue to decline, and we are unable to secure additional funds, we may not have sufficient capital to continue our operations for the next 12 months.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.

We have incurred substantial indebtedness as a result of the sale of convertible Notes.  As of May 31, 2007 the Company had $8.5 million of 5.25% Notes which became due on June 15, 2007. In March 2007, the Company completed a $25.75 million private placement of 6.25% Notes. The Company used part of the 6.25% Notes proceeds to repay in June 2007 the $8.5 million of 5.25% Notes which matured. These 6.25% Notes are due in 2027; however, the holders have the right in March 2011 and on various other dates prior to maturity to demand repayment in full. Additionally, one of the covenants of our debenture agreement with respect to the 6.25% Notes can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended (“1934 Act”), and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable. As a result of our restructuring efforts, the Company has fewer employees to perform the day-to-day controls, processes and activities which increases the risk that we will be unable to make timely filings in accordance with the 1934 Act. These 6.25% Notes could materially and adversely affect our ability to obtain additional debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. We expect holders of the 6.25% Notes to convert their notes or require us to purchase our outstanding 6.25% Notes in March 2011, the earliest date allowed by the terms of the 6.25% Notes. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

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

Our operating results are subject to variability and uncertainty, which could negatively impact our stock price.  We have experienced and expect to continue to experience significant fluctuations in our results.  Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period.  Our sales have often reflected orders shipped in the same period that they were received.  Customers may cancel or reschedule shipments, and production difficulties could delay shipments.  For the six months ended November 29, 2008, and the  years ended May 31, 2008, 2007 and 2006 five of our customers accounted for 41%, 51%, 42%, and 51%, respectively, of our net sales.  If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations.  Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors.  Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

Our business may be harmed if we cannot maintain our listing on the NASDAQ Capital Market. To maintain our listing on the NASDAQ Capital Market we must satisfy certain minimum financial and other continued listing standards, including, among other requirements, (i) a $1.00 minimum bid price requirement and (ii) a $2.5 million minimum stockholder’s equity requirement, $500,000 minimum net income requirement or $35 million minimum market value of listed securities requirement. As of December 26, 2008, the bid price of our common stock was $0.16 per share and our approximate market value for listed securities was $4.3 million.  Further, as of November 29, 2008 our stockholders' equity was negative $4.7 million and our net loss was $9.2 million for six months ended November 29, 2008. We are currently exploring our options and strategies to regain compliance with the listing standards.  There can be no assurance we will meet the continued listing requirements for the NASDAQ Capital Market, or that we will not be delisted from the NASDAQ Capital Market in the future.  The delisting of our Common Stock could have a material adverse effect on the trading price, liquidity, value and marketability of our Common Stock.

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

As part of our Agreement with Flextronics, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are ready to be shipped on behalf of the Company.  Under the agreement with Flextronics, the Company may be liable for inventory held by Flextronics to the extent it has placed an accepted purchase order or forecast.  Flextronics open commitments and inventory on hand at November 29, 2008, based on the Company’s forecasts, were valued at $13.0 million.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges which could have a negative impact on our results of operations.

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.  We have experienced fluctuations in our international sales and operations.  International sales accounted for 65%, 55% and 56% of our net sales for the six months ended November 29, 2008, and the years ended May 31, 2008 and 2007, respectively.  We expect international sales to continue to represent a significant percentage of net sales.  We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on October 15, 2008, the stockholders voted on the following matter:
(1)
Election of directors: C. Scott Gibson was elected as the Class III director with 23,192,598 affirmative votes, 2,340,237 abstentions, and zero broker non-votes.  John F. Osborne as elected as the Class III director with 25,141,553 affirmative votes, 391,282 abstentions, and zero broker non-votes.  The following directors’ terms of office continued after the Annual Meeting of Stockholders: three Class I directors (Mel Friedman, Jorge L Titinger, and Peter D. Schleider) and two Class II directors (Thomas M. Rohrs and Jack G. Wilborn).

(2)
Ratification of BDO Seidman, LLP (“BDO”) as the Company’s Independent Registered Public Accounting firm for the fiscal year ending May 31, 2009: The appointment of BDO Seidman, LLP as the Company’s independent registered public firm was ratified by 25,456,096 affirmative votes, 13,123 negative votes, 63,615 abstentions, and zero broker non-votes. On October 27, 2008, the Audit Committee appointed Burr, Pilger & Mayer, LLP (“BPM”) to replace BDO as the Company’s independent registered public accounting firm.  The Company reported this transaction on Form 8-K on October 30, 2008.

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

                                                            ELECTROGLAS, INC.

DATE: January 9, 2009                                                      BY: /s/ Thomas E. Brunton
                             Thomas E. Brunton
                              Chief Financial Officer,
                                                                            Principal Financial and Accounting Officer