Form 10-Q
period 2009-02-28
ELECTROGLAS INC
filed 2009-04-07
CIK 902281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

                                                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009

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

As of March 27, 2009, 26,818,000 shares of the Registrant's common stock, $0.01 par value, were outstanding (excluding 155,000 shares held by the Company as treasury stock).

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

•	Our cash contractual obligations as of February 28, 2009;
•	Our expectation that the semiconductor test markets will remain highly cyclical and difficult to forecast;
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

•    The ability to secure additional funding, as and when needed;
•    An unanticipated lack of resources to continue to make investments in technological advances and product cost reductions necessary to maintain competitive advantages and to sell our products into new markets;
•    Continued cyclicality in the semiconductor industry;
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

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended		Nine months ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Net Sales	$2,219	$11,553	$16,973	$33,425
Cost of sales	2,893	8,635	15,297	23,813
Gross margin	(674)	2,918	1,676	9,612
Operating expenses:
Engineering, research and development	1,675	2,355	5,445	6,814
Sales, general and administrative	2,385	3,372	8,119	10,711
Restructuring and impairment charges	70	149	590	608
Total operating expenses	4,130	5,876	14,154	18,133
Operating loss	(4,804)	(2,958)	(12,478)	(8,521)
Interest income	20	143	122	589
Gain on sale of investments	-	-	-	362
Interest expense	(596)	(604)	(1,780)	(1,844)
Gain on mark to market financial instrument
related to convertible debt	-	-	-	85
Other expense, net	(187)	(205)	(586)	(502)
Loss before provision (benefit) for income taxes	(5,567)	(3,624)	(14,722)	(9,831)
Provision (benefit) for income taxes	(1,020)	124	(995)	548
Net loss	$(4,547)	$(3,748)	$(13,727)	$(10,379)

Basic and diluted net loss per share	$(0.17)	$(0.14)	$(0.52)	$(0.39)
Shares used in basic and diluted calculations	26,627	26,385	26,589	26,353

See the accompanying notes to condensed consolidated financial statements.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	February 28, 2009	May 31, 2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$4,956	$16,541
Accounts receivable, net of allowances of $548 and $329	2,809	9,419
Inventories	7,032	5,533
Receivable from Flextronics Industrial Ltd.	-	1,644
Prepaid expenses and other current assets	2,051	2,752
Total current assets	16,848	35,889
Equipment and leasehold improvements, net	1,829	2,724
Goodwill	1,942	1,942
Other assets	2,412	2,806
Total assets	$23,031	$43,361

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,570	$6,848
Accrued liabilities	3,649	5,717
Deferred revenue	511	826
Line of credit	500	-
Total current liabilities	6,230	13,391
Convertible subordinated 6.25% notes	24,180	23,610
Other non-current liabilities	1,629	2,442
Total liabilities	32,039	39,443
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,882,000 and 26,681,000
shares issued; 26,727,000 and 26,526,000 outstanding	269	267
Additional paid-in capital	200,731	199,932
Accumulated deficit	(207,712)	(193,985)
Cost of common stock in treasury; 155,000 shares	(2,296)	(2,296)
Total stockholders’ (deficit) equity	(9,008)	3,918
Total liabilities and stockholders’ (deficit) equity	$23,031	$43,361

 See the accompanying notes to condensed consolidated financial statements.

(1) Derived from the Company’s audited consolidated financial statements as of May 31, 2008.

ELECTROGLAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	February 28, 2009	March 1, 2008
Cash used in operating activities
Net loss	$(13,727)	$(10,379)
Charges to net loss not affecting cash	3,724	5,918
Changes in operating assets and liabilities	(1,756)	979
	(11,759)	(3,482)
Cash used in investing activities
Capital expenditures	(81)	(219)
Cash paid for long-term investment	(275)	-
	(356)	(219)
Cash provided by (used in) financing activities
Net borrowings on line of credit	500	-
Pay off of 5.25% convertible notes	-	(8,500)
Debt issuance costs related to issuance of convertible notes	-	(52)
Stock option exercises and employee stock purchase plan	104	106
	604	(8,446)

Effect of exchange rate changes on cash and cash equivalents	(74)	35
Net decrease in cash and cash equivalents	(11,585)	(12,112)
Cash and cash equivalents at beginning of period	16,541	30,788
Cash and cash equivalents at end of period	$4,956	$18,676

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements and therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and the Company’s  interim reports filed on Form 10-Q for the periods ended August 30, 2008 and November 29, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The Company’s fiscal quarters are every thirteen weeks and end on a Saturday, except for the fourth quarter which ends on May 31st.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”) as of the first day of the first quarter of fiscal 2008.  The Company has not otherwise materially changed its significant accounting policies.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as additional other comprehensive income (loss) items. At February 28, 2009 and May 31, 2008, there were no accumulated other comprehensive gains or losses included in the Company’s consolidated balance sheet.  Comprehensive loss and net loss are the same for all periods presented.

Inventories

Inventories are stated at the lower of cost or market (estimated net realizable value) using the first-in, first-out or FIFO method. The Company periodically reviews the carrying value of its inventories and non-cancellable purchase commitments.  The Company may record charges to inventory due to excess, obsolete and slow moving inventories. The Company’s analysis is based on the estimated impact of changes in technology on the Company’s products (including engineering design changes) and the timing of these changes. The Company also considers future sales forecasts, product order history, and backlog to assess its inventory requirements. Inventory on loan to customers is included in finished goods inventory. Loaner inventory is amortized beginning in the ninth month after shipment through the twentieth month to a 10% residual value and is charged to the organization responsible for the inventory, either Engineering or Sales. If there is weak demand in the semiconductor equipment markets and orders fall below forecasts, additional adjustments to inventories may be required which will negatively impact gross margins. Inventory adjustments are considered to permanently establish a new basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory balances decline due to disposition or sale. As a result of these analyses, the Company recorded inventory charges and amortization of $0.2 million and $0.2 million in the three months ended and $0.8 million and $1.4 million in the nine months ended February 28, 2009 and March 1, 2008, respectively. The following is a summary of inventories by major category:

In thousands (unaudited)	February 28, 2009	May 31, 2008
Raw materials	$3,470	$2,578
Work in process	444	143
Finished goods	3,118	2,812
	$7,032	$5,533

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

The Company’s warranty liability is included in accrued liabilities and changes during the reporting periods are as follows:

In thousands (unaudited)	Balance at Beginning of Period	New Warranties Charged to Costs of Sales	Warranty Reserve Utilized	Balance at End of Period
Three months ended February 28, 2009	$847	$215	$(328)	$734
Three months ended March 1, 2008	$1,037	$560	$(542)	$1,055

Nine months ended February 28, 2009	$1,110	$694	$(1,070)	$734
Nine months ended March 1, 2008	$1,242	$1,674	$(1,861)	$1,055

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

Restructuring Charges

In the third quarter and first nine months of fiscal 2009, the Company recorded a restructuring charge of $0.1 million and $0.6 million, respectively, related to a reduction of workforce across all functions.  The liability for restructuring charges is included in accrued liabilities. Details of the restructuring charges for the 2009 restructuring plans are as follows:

	Three months ended February 28, 2009			Nine months ended February 28, 2009
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$104	$8	$112	$-	$-	$-
Restructuring charges	1	69	70	494	96	590
Cash payments	(97)	(45)	(142)	(486)	(64)	(550)
Ending balance	$8	$32	$40	$8	$32	$40

Details of the restructuring charges for the 2008 restructuring plan are as follows.  These costs have been fully paid.

	Three months ended February 28, 2009			Nine months ended February 28, 2009
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$-	$-	$-	$-	$147	$147
Restructuring charges	-	-	-	-	-	-
Asset write-offs	-	-	-	-	-	-
Cash payments	-	-	-	-	(147)	(147)
Ending balance	$-	$-	$-	$-	$-	$-

	Three months ended March 1, 2008			Nine months ended March 1, 2008
In thousands (unaudited)	Severance	Other Costs	Total	Severance	Other Costs	Total
Beginning balance	$-	$249	$249	$227	$94	$321
Restructuring charges	-	149	149	197	411	608
Asset write-offs	-	-	-	-	(81)	(81)
Cash payments	-	(94)	(94)	(424)	(120)	(544)
Ending balance	$-	$304	$304	$-	$304	$304

Income Taxes

The Company had approximately ($1.0) million and $0.1 million income tax (benefit) expense in the three months and  ($1.0) million and $0.5 million in the nine months ended February 28, 2009 and March 1, 2008, respectively, comprised of foreign income and withholding taxes, and a benefit related to a tax refund in France for prior business tax losses.

When establishing the manufacturing facility in Singapore, the Company received a five-year exemption from Singapore income taxes beginning March 1, 2003 under the condition that certain capital investment and expenditure milestones would be reached by March 1, 2008.  As a result of the Company’s strategic initiatives, which include moving the Company’s manufacturing function from Singapore to China, the Company was exposed to a liability for the taxes that otherwise would have been due during the tax exemption period. During 2007, the Company initiated negotiations with the Singapore government, which were concluded in September 2007 to end the tax exemption period retroactively, and eliminate the remaining investment milestones, in exchange for a three-year tax exemption ending February 28, 2006. The Singapore government agreed to shorten the exemption period and waive the remaining investment milestones.  During the first quarter of fiscal 2008, the Company accrued $0.3 million to reflect the tax amounts owed as part of this negotiated settlement.

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

As of May 31, 2008, the Company had gross unrecognized tax benefits of approximately $7.4 million, none of which would impact our effective tax rate if recognized.  Unrecognized tax benefits were effectively unchanged as of February 28, 2009. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would generate tax benefits to be recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the final assessment, a future charge to expense would be recorded in the period in which the assessment is determined. Although timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits within its income tax provision.

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

Convertible Subordinated Notes (“5.25% Notes”)

In June 2002, the Company completed a $35.5 million private placement of 5.25% fixed rate convertible subordinated notes (the “5.25% Notes”) due in June 2007. Interest on the 5.25% Notes is payable each year on the fifteenth of June and December and is charged to interest expense. In the five month transition period ended May 31, 2005, the Company repurchased a total of $2.0 million of the 5.25% Notes. During May 2006, the Company exchanged $25.0 million of 5.25% Notes for 4,268,000 shares of common stock and $7.5 million in cash in privately negotiated transactions with the note holders. The Company repaid the $8.5 million balance of the 5.25% Notes plus accrued interest on the June 15, 2007 maturity date.

Subordinated Secured Notes (“6.25% Notes”)

In March 2007, the Company completed a $25.75 million private placement of 6.25% (payable semi-annually in June and December) fixed rate subordinated secured notes (the “6.25% Notes”). The Company incurred debt issuance costs totaling $2.4 million and these costs are being amortized to other expense using a method that approximates the effective interest method over the estimated four year life of the 6.25% Notes, which coincides with the earliest date upon which the note holders can require the Company to repurchase the Notes. For the three and nine months ended February 28, 2009 and March 1, 2008, the Company recognized other expense related to the amortization of the debt issuance costs of $150,000 and $450,000, respectively.  The 6.25% Notes are due in March 2027; however, the holders may require the Company to repurchase for cash on March 26, 2011 and various future dates at a price equal to 100% of the principal amount plus accrued interest, if any, to the applicable repurchase date. The 6.25% Note terms restrict the Company from transferring capital to certain of its subsidiaries, restrict the payment of dividends, and contain certain other restrictions as well as certain standard financial covenants which are generally required of public companies. As of February 28, 2009, the Company was in compliance with its covenants.  One of the covenants in our debenture agreement requires that our common stock remain listed on at least one of the various designated exchanges that does not include the Over-The-Counter Bulletin Board (“OTC”).  On March 23, 2009, our shares of common stock were delisted from the NASDAQ Capital Markets and began trading on the OTC.  Prior to the delisting, we secured a waiver from the holders of the 6.25% Notes. One of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended, and if we fail to effect a cure within 60 days, the holders of the 6.25% Notes can put the 6.25% Notes back to the Company, whereby the 6.25% Notes become immediately due and payable.

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

Prior to October 17, 2007, the 6.25% Notes were deemed to contain an additional embedded derivative (described below) requiring bifurcation and valuation in accordance with the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Furthermore, in analyzing the terms of the 6.25% Notes, the Company determined that the Notes represent non-conventional convertible debt as defined in Emerging Issues Task Force (“EITF”) Issue 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” due to the fact that the 6.25% Notes contain provisions that provide for adjustment to the number of shares into which the Notes are convertible and, therefore, the number of shares issuable upon conversion is not fixed. Under the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  this conversion feature would be classified as a liability if it were a freestanding financial instrument, due to the fact that at issuance and through the remainder of the year ended May 31, 2007, the Company did not have enough authorized and unissued shares available to fully settle the maximum potential number of shares that could be required to be delivered under the terms of all of  the Company’s existing financial instruments.  As a result, to the extent that a shortfall existed between the maximum potential shares issuable under the conversion feature of approximately 13,365,000 shares and the minimum number of shares the Company had available for issuance of approximately 10,091,000 (resulting in a shortfall of approximately 3,274,000 shares), the Company had calculated the relative portion of the fair value of the conversion feature that pertains to this shortfall to be $3.0 million (see discussion of valuation methodology and assumptions below) and had recognized this amount as a separate derivative liability with an offsetting discount to  the carrying value of the 6.25% Notes.  The resultant discount is being amortized to interest expense over the estimated four year life of the 6.25% Notes. The Company recorded discount amortization interest expense of $0.2 million and $0.2 million for the three months and $0.6 million and $0.6 million for the nine months ended February 28, 2009 and March 1, 2008, respectively.

On October 17, 2007, at the annual meeting of stockholders, the stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s Common Stock from 40,000,000 to 60,000,000. This increase in authorized common shares eliminated the shortfall that existed between the maximum potential shares issuable under the conversion feature and the number of authorized shares, and thereby eliminated the embedded derivative liability established in accordance with SFAS 133 when the 6.25% Notes were issued. On October 17, 2007 the conversion feature derivative liability was remeasured at its estimated fair value and the increase in value of $0.1 million was recognized as a gain on mark to market financial instrument related to convertible debt in the statement of operations and the financial instrument liability of $3.1 million was reclassified to additional paid-in capital.

The following table outlines the assumptions the Company used in the Black-Scholes model to value the conversion feature at the date it was reclassified into additional paid-in capital:

Conversion Feature
October 17, 2007
Contractual term in years	3.4
Volitility	59.9%
Risk-free interest rate	4.7%
Dividend yield	0%

The following is a summary of the 6.25% Notes value, as of:

In thousands (unaudited)	February 28, 2009	May 31, 2008
Face value of Notes	$25,750	$25,750
Notes discount	(1,570)	(2,140)
	$24,180	$23,610

Long Term Liability – Deferred Rent

The Company leases facilities for its corporate headquarters under a five year agreement that includes tenant concessions such as tenant improvement allowances of $1.0 million and eighteen months of "free rent”. The Company records rent expense at the effective average net rent over the lease term after taking into consideration the value of these tenant rent concessions. This accounting resulted in long term deferred rent liabilities of $0.1 million and $0.6 million as of February 28, 2009 and May 31, 2008, respectively, and were included in other non-current liabilities.

Line of Credit

In December 2008, the Company renewed and amended its revolving line of credit with Comerica Bank. Under these agreements, the Company may borrow up to $7.5 million based partially on eligible accounts receivable balances. This bank line, which has a maturity date of August 31, 2010, is collateralized by substantially all of the Company’s assets and requires that the Company maintain certain financial covenants. The Company currently maintains cash deposits of $3.5 million that will be considered restricted as compensating balances to the extent the Company borrows against this bank line.  As of February 28, 2009, the Company had approximately $1.3 million of available borrowing capacity, net of the $3.5 million restricted compensating balance and had net borrowings of $0.5 million outstanding on the line.  There were no borrowings outstanding at May 31, 2008.

On March 5, 2009, the Company amended its line of credit with its bank.  This amendment reduced the previous $3.5 million cash collateralization requirement to amounts necessary to cover certain outstanding letters of credit and the Company’s corporate credit card account which aggregated is approximately $0.4 million.  Pursuant to this amendment, the Company repaid the $0.5 million outstanding on its line on March 17, 2009.

Commitments and Contingencies

The Company’s lease agreement with 5729 Fontanoso Way, LLC for its corporate headquarters commenced on May 1, 2005 for sixty months. The Company has an option to extend this lease agreement for an additional five year period. In addition, the Company leases facilities for its sales and service offices in various locations worldwide. The Company’s rent expense was $0.3 million and $0.4 million for the three months and $0.8 million and $1.2 million for the nine months ended February 28, 2009 and March 1, 2008, respectively.

As of February 28, 2009, contractual obligations and commercial commitments were as follows:

	Payments due by fiscal period
In thousands (unaudited)	Total	Remaining fiscal 2009	2010	2011
Operating leases	$1,956	$406	$1,472	$78
Purchase commitments	12,700	12,690	10	-
Interest payments on 6.25% notes	3,670	-	1,609	2,061
Principal payment on 6.25% notes	25,750	-	-	25,750
Total cash obligations	$44,076	$13,096	$3,091	$27,889

On September 18, 2007, the Company signed a five year Manufacturing Services Agreement (“Agreement”) with Flextronics Industrial Ltd. (“Flextronics”) to outsource its Singapore manufacturing to Flextronics in China. As part of this Agreement, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are ready to be shipped to our customers.  Under the agreement with Flextronics, the Company may be liable for inventory held by Flextronics to the extent it has placed an accepted purchase order or forecast.  Flextronics open commitments and inventory on hand at February 28, 2009, based on the Company’s forecasts, were valued at $12.7 million and are included in the above table as inventory purchase commitments.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges.  During the fiscal year ended May 31, 2008, the Company billed Flextronics $8.3 million for inventory purchases of which $6.7 million was paid leaving a $1.6 million “Receivable from Flextronics Industrial Ltd”.  For the nine months ended February 28, 2009, the Company billed Flextronics $0.1 million for inventory purchases and received cash payments of $1.7 million

In November 2008, the Company entered into a Development agreement with Prefixa, Inc. (“Prefixa”) related to certain optical technology designed to work with Electroglas’ products.  Under the agreement, the Company receives ownership in Prefixa to the extent it has paid its obligations under the agreement and additionally the Company retains certain proprietary rights to the technology and certain other rights under the agreement.  To retain its proprietary rights upon completion of an acceptable finished product, the Company must meet certain minimum marketability requirements which it believes to be fairly insignificant.  Should Prefixa not meet its obligations under the contract or Electroglas elects to discontinue its relationship with Prefixa, the Company shall retain its investment in Prefixa to the extent it has invested under the contract.  As of February 28, 2009, the investment of $275,000 was classified on its balance sheet under long-term investments included as part of other assets, and the Company does not believe there has been any impairment in the value of this investment.

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

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  Consistent with the provisions of SFAS No. 123 (revised 2004) “Share Based Payments” (“FAS 123R”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 – Share Based Payment (“SAB 107”), the fair value of each option grant and Employee Stock Purchase Plan (“ESPP”) subscription is estimated on the date of grant.

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

The total stock-based compensation expense for stock options, restricted stock units, and ESPP was as follows, before income taxes:

	Three months ended		Nine months ended
In thousands (unaudited)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Cost of sales	$4	$(2)	$45	$36
Engineering, research and development	21	91	94	227
Sales, general and administrative	221	268	558	615
	$246	$357	$697	$878

As of February 28, 2009, the unamortized stock-based compensation balance related to stock options, restricted stock units, and the ESPP was $2.2 million and will be recognized over an estimated weighted average amortization period of 2.4 years.

Employee Stock Option Plans: The following table summarizes stock option activity and related information for the period indicated:

	Nine months ended February 28, 2009
Shares in thousands (unaudited)	Options outstanding	Weighted average exercise prices
Options beginning of period	3,579	$4.21
Granted	1,931	$0.34
Exercised	(37)	$1.77
Canceled	(733)	$6.15
Options end of period	4,740	$2.35

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

	Outstanding restricted stock units
Shares in thousands (unaudited)	Units outstanding	Weighted average grant date fair value
Unvested awards beginning of period	257	$2.43
Awards	65	$0.93
Releases	(125)	$2.24
Cancellations and Forfeitures	(35)	$2.43
Unvested awards end of period	162	$1.97

Employee Stock Purchase Plan: In May 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) and reserved 2,000,000 shares for issuance under the Plan. The Company’s 2002 Plan provides that eligible employees may purchase stock through payroll deductions at 85% of its fair value on specified dates.  At February 28, 2009, the Company had 1.5 million shares reserved for future issuance.

	Nine months ended
In thousands, except per share data (unaudited)	February 28, 2009	March 1, 2008
Shares issued	39	46
Average purchase price	$0.84	$1.81
Net cash proceeds	$33	$84
Income tax benefits	$-	$-
Intrinsic value of purchased shares	$5.8	$15.0

Employee Benefit Plans

Incentive plans:  The Company has adopted an Employee Incentive Plan and a Savings Plan covering substantially all of its U.S. employees. The Board of Directors determines annually a formula to set aside amounts into a profit sharing pool based upon performance targets to pay bonuses to employees. There were no charges to operations for these plans during the nine months ended February 28, 2009 and March 1, 2008.

Post-retirement medical plan: Effective July 23, 1996 the Board of Directors approved a plan for medical and dental coverage for certain executive retirees meeting certain age and service eligibility requirements. At February 28, 2009, three retirees and their spouses were in the plan. The retirees and their spouses pay their share of the coverage costs at the same percentage rate as an active Company employee. The Company’s future obligation under this plan, which is accrued and included in accrued liabilities, is estimated at $0.5 million.

Pension Plans: The majority of employees in the United States are covered by 401K type defined contribution plans. In Germany, employees are covered by a defined benefit pension plan (“The Plan”) in accordance with local legal requirements. The Company has purchased insurance policies to cover the payment risk of The Plan.  These insurance policies have not been segregated and restricted to provide for pension benefits and are therefore not considered plan assets  The cash surrender value of these insurance policies as of February 28, 2009 and May 31, 2008 was $1.0 million and  $1.2 million, respectively, and have been included in non-current assets under other assets on the Company’s condensed consolidated balance sheets.

Revenue and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company has one reportable segment.

The following is a summary of the Company’s net sales to external customers, by geographic regions:

	Three months ended				Nine months ended
In thousands (unaudited)	February 28, 2009		March 1, 2008		February 28, 2009		March 1, 2008
Asia	$273	12%	$3,647	32%	$4,393	26%	$12,335	37%
Europe	1,002	45%	2,228	19%	6,252	37%	6,367	19%
International	1,275	57%	5,875	51%	10,645	63%	18,702	56%
North America	944	43%	5,678	49%	6,328	37%	14,723	44%
	$2,219	100%	$11,553	100%	$16,973	100%	$33,425	100%

In the three months ended February 28, 2009, sales to customers in the United States, France and Germany represented 42%, 21% and 16% of sales, respectively. In the same period in fiscal year 2008, sales to customers in the United States represented 49% of sales.  In the nine months ended February 28, 2009, sales to customers in the United States, United Kingdom, France and Germany represented 37%, 11%, 10% and 11% of sales, respectively. In the same period in fiscal year 2008, sales to customers in the United States and Taiwan represented 44% and 10% of sales, respectively.  No sales to customers in another country equaled or exceeded 10% in any of these periods.

The following table presents summary information of the Company's net sales by product, although the Company manages its business as a single operating unit:

	Three months ended				Nine months ended
In thousands (unaudited)	February 28, 2009		March 1, 2008		February 28, 2009		March 1, 2008
Systems and software	$510	23%	$6,980	60%	$9,300	55%	$20,295	61%
Aftermarket products & services	1,709	77%	4,573	40%	7,673	45%	13,130	39%
	$2,219	100%	$11,553	100%	$16,973	100%	$33,425	100%

The following table presents summary information of the Company’s significant customers as a percentage of sales:

	Three months ended		Nine months ended
(Unaudited)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Customer A	21%	13%	15%	14%
Customer B	--	--	11%	--
Customer C	12%	28%	--	29%
Customer D	13%	--	--	--
Customer E	14%	--	--	--

The following is a summary of the Company’s identifiable long-lived assets by geographic regions as of:

In thousands (unaudited)	February 28, 2009	May 31, 2008
Asia	$272	$405
Europe	8	13
International	280	418
North America	1,549	2,306
	$1,829	$2,724

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

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

The Company estimated the fair value of financial assets and liabilities and concluded the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities and minimal risk in the underlying investments.  Convertible subordinated notes are stated at cost due to the practicability of estimating fair value due to the lack of the availability of quoted market prices.

Recently Issued Accounting Pronouncements

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  Management is currently assessing the impact of the adoption of this portion of SFAS 157.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The fair value option under SFAS 159 became available to the Company in the first quarter of fiscal year 2009. Management has determined that the adoption of SFAS 159 had no impact on the Company.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161”).  SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  SFAS 161 is required to be adopted by the Company in the first quarter of our fiscal year 2010. SFAS 161 will have no impact on the Company unless management enters into derivative instruments or hedging activities after May 31, 2009.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective  for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This statement will have no impact on the Company.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007),

“Business Combination” (“SFAS 141R”) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of FSP 142-3 on its consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a supplier of semiconductor manufacturing equipment and software to the global semiconductor industry. Our primary product line is automated wafer probing equipment.  In conjunction with automated test systems from other suppliers, our semiconductor manufacturing customers use our wafer probers to quality test semiconductor wafers. Electroglas has sold over 16,500 wafer probers and its installed base is one of the largest in the industry. Beginning in 2007, we began to market our existing EG6000 technologies to other equipment manufacturers in other application areas such as micro assembly and inspection.  These companies, in addition to semiconductor, sell into the medical, cell phone and solar fields.  We intend to continue to reduce our operations to better align our operating expenses with our cash flow, and increase our emphasis on our MCAT business, which sells products into non-semiconductor industries, as well as the semiconductor industry.

Our customers consist primarily of chip manufacturers and contract test companies. The demand for our products follows the semiconductor test markets, which remain highly cyclical and difficult to forecast.   We are currently experiencing a dramatic slow down in the semiconductor sector which continues to negatively impact our sales.The EG6000, which represents a major advancement in prober design and automation and is focused on providing better performance than currently available from competitors’ products, was developed to serve this much larger production test market.

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

There can be no assurances that these efforts will be successful. In order to continue our operations, our market share for our products must improve.

Our principal source of liquidity as of February 28, 2009 consisted of $5.0 million of cash and cash equivalents, including $0.5 net borrowings on the Company’s line of credit.  As of February 28, 2009, we had net working capital of $10.6 million.  The demand for our products follows the semiconductor test market which is experiencing a significant economic downturn.  As a result, we continue to experience declining revenues.  Our total revenues were $8.4 million, $6.4 million, and $2.2 million for the fiscal quarters ended August 30, 2008, November 29, 2008 and February 28, 2009, respectively, and operating losses were $3.8 million, $3.9 million, and $4.8 million, for the same periods, respectively.  Our cash used in operating activities was $5.2, million, $2.3 million and $4.3 million, respectively, during the fiscal quarters ended August 30, 2008, November 29, 2008 and February 28, 2009.  As of March 28, 2009 we had approximately $3.4 million cash available to continue funding our operating loss.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing expenses.  There can be no assurance that our cash utilization will remain at or be reduced below its current level.  If our revenues do not improve significantly, and we are unable to secure additional funds, we will not have sufficient capital to continue our operations for the next 3 months.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.

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

We believe the following critical accounting policies involve more significant judgments or estimates used in the preparation of our condensed consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the Company’s audit committee.

Revenue recognition: Revenue is recognized on the sale of our equipment when a customer purchase order or contract has been received, when the products or services have been delivered, when the total purchase price can be assured without making significant concessions, and when our ability to collect from our customer has been assured.  In recognizing revenue we make certain assumptions and estimates, namely: (i) we consider a new system routinely accepted in the marketplace when three to five successful installations, based on our acceptance criteria, have been put into customer production; (ii) we consider systems, delivered separately from options, to have value to our customers on a stand alone basis if we have fair value of the options and the options are not significant to the total amount of the order and the options are not essential to the functionality of the system; (iii) we consider systems, delivered separately from installation, to have value to our customers on a stand-alone basis because the equipment can readily be sold by the customer, customers are capable of installing the systems without the support of our installers, installation is routine and inconsequential to the total value of the transaction, and we have fair value and have routinely sold systems on a stand-alone basis; and (iv) for most customers we assume that, based on past history, we will continue to collect our receivables from them without payment or product concessions, despite the fact that they have larger financial size relative to us and despite the Company’s dependence on them in a heavily concentrated industry. In an arrangement with multiple deliverables, such as installation and services, the delivered items are considered a separate unit of accounting if all of the following criteria are met: (i) the delivered items have value to the customer on a stand-alone basis, (ii) vendor objective evidence (VOE) of fair value exists, which is based on the average price charged when each element is sold separately, for the undelivered elements, and (iii) if the arrangement does not include a general right of return relative to a delivered item, or if performance of the undelivered item is considered probable and substantially in the control of the Company.  If we cannot objectively determine the fair value of any undelivered element included in a multiple element arrangement, we defer revenue until all elements are delivered and/or the service has been performed, or until fair value can be objectively determined for any remaining undelivered elements.  Where we sell to distributors, revenue is deferred until resale to the end-customers.  Sales to distributors do not represent a material amount of our sales.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Long-lived assets:  We evaluate the carrying value of long-lived assets, consisting primarily of equipment and leasehold improvements, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  Charges related to asset impairments are recorded in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Restructuring charges:  We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring charges are workforce reductions, consolidating facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. Plans to eliminate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Asset impairments primarily consist of equipment and leasehold improvements associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal.  These estimates were derived using the guidance of Statement of Financial Accounting Standards No. 146 "Accounting for Exit or Disposal Activities" ("SFAS No. 146") and SFAS 144.  If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

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

Expected volatility – historical volatility of the Company’s stock price;
Expected term – historical data on employee exercises and post-vesting employment termination behavior;
Risk free interest rate – an implied yield currently based on United States Treasury rates;
Estimated forfeitures – historical option forfeitures over a given period; and
Dividend yield – historical rate of dividend payments.

RESULTS OF OPERATIONS

The components of our statements of operations, expressed as a percentage of net sales, are as follows:

	Three months ended				Nine months ended
(Unaudited)	February 28, 2009		March 1, 2008		February 28, 2009		March 1, 2008
Net Sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	130.4		74.7		90.1		71.2
Gross margin	(30.4)		25.3		9.9		28.8
Operating expenses:
Engineering, research and development	75.5		20.4		32.1		20.4
Sales, general and administrative	107.5		29.2		47.8		32.1
Restructuring and impairment expense	3.2		1.3		3.5		1.8
Total operating expenses	186.1		50.9		83.4		54.3
Operating loss	(216.5)		(25.6)		(73.5)		(25.5)
Interest income	0.9		1.2		0.7		1.8
Gain on sale of investments	-		-		-		1.1
Interest expense	(26.9)		(5.2)		(10.5)		(5.5)
Gain on mark to market financial instruments related to to convertible debt	-		-		-		0.2
Other expense, net	(8.4)		(1.8)		(3.5)		(1.5)
Loss before income taxes	(250.9)		(31.4)		(86.7)		(29.4)
Provision (benefit) for income taxes	(46.0)		1.1		(5.9)		1.6
Net loss	(204.9	) %	(32.5	) %	(80.9	) %	(31.0	) %

Net Sales

Net sales consist of systems and software and aftermarket products and services, which consist primarily of services, spare parts, and upgrades. Service revenue, included in aftermarket prober products and services revenue, was 27% and 16% of net sales for the three and nine month periods ended February 28, 2009, and  10% and 10% of net sales for the three and nine months ended March 1, 2008. Net sales of our products are as follows:

	Three months ended				Nine months ended
In thousands (unaudited)	February 28, 2009		March 1, 2008		February 28, 2009		March 1, 2008
Systems and software	$510	23%	$6,980	60%	$9,300	55%	$20,295	61%
Aftermarket products & services	1,709	77%	4,573	40%	7,673	45%	13,130	39%
	$2,219	100%	$11,553	100%	$16,973	100%	$33,425	100%

For the three and nine month periods ended February 28, 2009 as compared to the same periods in the prior year, net sales decreased 81% and 49%, respectively, due to reduced overall sales levels due primarily to the current weak semiconductor equipment environment.

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

Gross Margin

	Three months ended		Nine months ended
In thousands (unaudited)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Gross margin	$(674)	$2,918	$1,676	$9,612
Gross margin as a % of net sales	-30.4%	25.3%	9.9%	28.8%

The decrease in gross margins for the third quarter in fiscal 2009 compared to the prior year was primarily due to reduced sales levels coupled with unabsorbed fixed costs. Gross margins decreased due to significantly decreased sales volumes in systems ($3.2 million) and aftermarket revenues ($1.4 million), offset somewhat by reduced period costs and indirect overhead costs ($1.0 million). The decrease in gross margins for the first nine months in fiscal 2009 compared to the prior year was primarily due to a lower volume of sales across all product lines ($8.5 million), offset by reduced net variances and period costs ($0.6 million).  As a percentage of sales, gross margins decreased in all comparison periods primarily due a larger percentage decrease in net sales as compared to decreases in fixed overhead manufacturing and other period costs.

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

Engineering, Research and Development (ER&D)

	Three months ended		Nine months ended
In thousands (unaudited)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
ER&D	$1,675	$2,355	$5,445	$6,814
ER&D as a % of net sales	75.5%	20.4%	32.1%	20.4%

The reduction of engineering, research and development expenses for the third quarter in fiscal 2009 compared to the prior year was primarily due to reduced payroll and related benefits due to a reduction in headcount.  The reduction for the first nine months in fiscal 2009 compared to the prior year was primarily due to reduced payroll and related benefits due to a reduction in headcount.  As a percentage of net sales for both periods, ER&D expenses increased as a result of a larger percentage decrease in net sales as compared to the decreases in spending.  We expect this trend will continue in the near term.

  During these hard to predict cyclical semiconductor equipment demand cycles, we intend to control discretionary expenses and continue investing in selective new product development programs. ER&D expenses consist primarily of salaries, project materials, consultant fees, and other costs associated with our ongoing efforts in hardware and software product development and enhancement.

Sales, General and Administrative (SG&A)

	Three months ended		Nine months ended
In thousands (unaudited)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
SG&A	$2,385	$3,372	$8,119	$10,711
SG&A as a % of net sales	107.5%	29.2%	47.8%	32.1%

The decrease in sales, general and administrative expenses for the three month period ended February 28, 2009 over the previous year quarter was primarily due to decreased personnel costs, sales incentives and related expenses due to lower headcount ($0.5 million), reduced product evaluation costs ($0.2 million), and reduced discretionary spending such as legal, travel, postage and facility costs ($0.4 million).  The decrease for the nine month period ended February 28, 2009 over the previous year nine month period was primarily due to decreased personnel costs and related expenses due to lower headcount ($0.6 million), reduced product evaluation costs ($0.7 million), and reduced discretionary spending such as legal, travel, tradeshow, postage, and facility costs ($1.3 million). SG&A expenses consist principally of employee salaries, benefits, travel and sales incentives, promotional expenses, facilities expenses, legal expenses, and other infrastructure costs.  SG&A expenses increased as a percentage of net sales for the three and nine months periods primarily due to larger decreases in net sales versus declines in spending.  We expect this trend will continue in the near term.

Interest Income

	Three months ended		Six months ended
In thousands (unaudited)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Interest income	$20	$143	$122	$589

The decrease in interest income for the three and nine month periods ended February 28, 2009 over the previous year periods was primarily due to lower average invested cash balances.

Gain on Sale of Investments

	Three months ended		Nine months ended
In thousands (unaudited)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Gain on sale of investments	$-	$-	$-	$362

This gain in the period ended December 1, 2007 resulted from the sale of marketable securities received as part of the demutualization of the Company’s life and disability insurance carrier in prior years.  The Company had previously not recorded these securities and liquidated them during the quarter.  The effect on prior years was determined by management to not be material.

Interest Expense

	Three months ended		Nine months ended
In thousands (unaudited)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Interest expense	$596	$604	$1,780	$1,844

Each quarter’s interest expense of $0.6 million is comprised of, 6.25% of the face amount of the bonds ($0.4 million) and amortization of the prepaid bond issuance costs ($0.2 million). In the first quarter of fiscal 2008, interest expense also included 15 days of interest on the 5.25% notes which were paid off on the maturity date of June 15, 2007.

Provision for Income Taxes

	Three months ended		Nine months ended
In thousands (unaudited)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Provision (benefit) for income tax	$(1,020)	$124	$(995)	$548

The income tax provision for the three months and nine months ended February 28, 2009 is primarily related to a refund of $1.0 million related to 2003 and prior French business taxes paid by the Company which had been previously written down, offset primarily by accrued taxes for our Asian subsidiaries. The income tax provision for the three months and nine months ended March 1, 2008 is primarily related to accrued Singapore taxes related to moving from a five year tax exempt period to a three year tax exempt period.  During the first quarter fiscal 2008, the Company accrued $0.3 million to reflect the tax amounts owed as part of this negotiated settlement related to this change in exemption period.  We will continue to accrue for income tax exposures or to release such reserves in the period in which facts and circumstances arise that suggest that the valuation allowances or reserves should be adjusted.  We will continue to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

 Liquidity and Capital Resources

  Operating activities: Cash used in operating activities was $11.8 million and $3.5 million during the nine months ended February 28, 2009 and March 1, 2008, respectively.  The primary use of cash was to fund operating losses.  These operating losses were adjusted primarily by certain non-cash operating expenses including depreciation, amortization, provision for inventory write-downs, and stock compensation expense pursuant to SFAS No. 123R. Additionally, changes in the Company’s net assets and liabilities used approximately $1.0 million.  The Company’s net assets and liabilities used approximately ($1.8) million and $1.0 million during the nine months ended February 28, 2009, and March 1, 2008, respectively.

Financing and investing activities: During the nine months ended February 28, 2009, cash of $0.6 million was provided by financing activities consisting of $0.5 million of net borrowings on the Company’s bank line of credit and $0.1 million provided from stock option exercises and ESPP purchases. During the nine months ended February 28, 2009, Cash of $275,000 was used for a long term investment in Prefixa, Inc. (“Prefixa”) and $0.1 was used for capital expenditures.  During the nine months ended March 1, 2008, cash of $8.5 million was used to pay off the Company’s 5.25% convertible notes when they matured, and $0.2 million was used for capital expenditures.

Liquidity:  Our principal source of liquidity as of February 28, 2009 consisted of $5.0 million of cash and cash equivalents.  As of February 28, 2009, we had net working capital of $10.6 million.  The demand for our products follows the semiconductor test market which is experiencing a significant economic downturn.  As a result, we continue to experience declining revenues.  Our total revenues were $8.4 million, $6.4 million and $2.2 million for the fiscal quarters ended August 30, 2008, November 29, 2008 and February 28, 2009, respectively, and operating losses were $3.8 million,  $3.9 million and $4.8 million for the same periods, respectively.  Our cash used in operating activities was $5.2, million, $2.3  million and $4.3 million, respectively, during the fiscal quarters ended August 30, 2008, November 29, 2008 and February 28, 2009.  As of March 28, 2009 we had approximately $3.4 million cash available to continue funding our operating losses.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing expenses.  There can be no assurance that our cash utilization will remain at or be reduced below its current level.  If our revenues do not improve significantly, and we are unable to secure additional funds, we will not have sufficient capital to continue our operations for the next 3 months.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.

In December 2008, the Company renewed and amended its revolving line of credit with Comerica Bank. Under these agreements, the Company may borrow up to $7.5 million based partially on eligible accounts receivable balances. This bank line, which has a maturity date of August 31, 2010, is collateralized by substantially all of the Company’s assets and requires that the Company maintain certain financial covenants. Pursuant to this amendment, the Company maintains cash deposits of $3.5 million that will be considered restricted as compensating balances to the extent the Company borrows against this bank line.

As of February 28, 2009, the Company had approximately $1.3 million of available borrowing capacity, net of the $3.5 million restricted compensating balance, and had net borrowings of $0.5 million outstanding on the line. There were no borrowings outstanding as of May 31, 2008.

On March 5, 2009, the Company amended its line of credit with its bank.  This amendment reduced the previous $3.5 million cash collateralization to $0.4 million which is required to cover certain outstanding letters of credit and the Company’s corporate credit card account. Pursuant to this amendment, the Company repaid the $0.5 million outstanding on its line on March 17, 2009.

  ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At February 28, 2009, our cash equivalents consisted primarily of fixed income securities. We maintain an investment policy, which ensures the safety and the preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 100 basis point change occurred in the value of our portfolio, the impact on our consolidated financial statements would be approximately $0.1 million.  For financial market risks related to changes in foreign currency exchange rates, refer to Part II: Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2008.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:  As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting our disclosure controls as of February 28, 2009 were not effective.

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

Changes Internal Control over Financial Reporting:  There were no changes in our internal controls over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

If our revenues continue to decline and additional capital is unavailable, we may not have sufficient capital to continue our operations for the next 12 months.  The demand for our products follows the semiconductor test market which is experiencing a continued significant economic downturn.  As a result, we are experiencing declining revenues.  Our total revenues were $8.4 million, $6.4 million and $2.2 million for the fiscal quarters ended August 30, 2008, November 29, 2008 and February 28, 2009, respectively, and operating losses were  $3.8 million,  $3.9 million and $4.8 million for the same periods, respectively.  Our cash used in operating activities was $5.2, million, $2.3  million and $4.3 million, respectively, during the fiscal quarters ended August 30, 2008, November 29, 2008 and February 28, 2009.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing expenses.  As of March 29, 2009, we had approximately $3.4 million cash available to continue funding our operating losses.  There can be no assurance that our cash utilization will remain at or be reduced below its current level.  If our revenues do not improve significantly, and we are unable to secure additional funds, we may not have sufficient capital to continue our operations for the next 3 months.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.

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

Our operating results are subject to variability and uncertainty, which could negatively impact our stock price.  We have experienced and expect to continue to experience significant fluctuations in our results.  Our backlog at the beginning of each period does not necessarily determine actual sales for any succeeding period.  Our sales have often reflected orders shipped in the same period that they were received.  Customers may cancel or reschedule shipments, and production difficulties could delay shipments.  For the nine months ended February 28, 2009, and the  years ended May 31, 2008, 2007 and 2006 five of our customers accounted for 63%, 51%, 42%, and 51%, respectively, of our net sales.  If one or more of our major customers delayed, ceased or significantly curtailed its purchases, it could cause our quarterly results to fluctuate and would likely have a material adverse effect on our results of operations.  Other factors that may influence our operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, our ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities, and the introduction of new products by our competitors.  Accordingly, our results of operations are subject to significant variability and uncertainty from quarter to quarter, which could adversely affect our stock price.

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

As part of our Agreement with Flextronics, Flextronics accepts purchase orders and forecasts from the Company which constitute authorization for Flextronics to procure inventory based on lead times and to procure certain special inventory such as long lead-time items. The Company does not take ownership of these Flextronics orders until the finished products are ready to be shipped on behalf of the Company.  Under the agreement with Flextronics, the Company may be liable for inventory held by Flextronics to the extent it has placed an accepted purchase order or forecast.  Flextronics open commitments and inventory on hand at February 28, 2009, based on the Company’s forecasts, were valued at $12.7 million.  If the Flextronics inventory goes unused, the Company may be assessed carrying charges or obsolete charges which could have a negative impact on our results of operations.

If we do not successfully address the challenges inherent in conducting international sales and operations, our business and results of operations will be negatively impacted.  We have experienced fluctuations in our international sales and operations.  International sales accounted for 63%, 55% and 56% of our net sales for the nine months ended February 28, 2009, and the years ended May 31, 2008 and 2007, respectively.  We expect international sales to continue to represent a significant percentage of net sales.  We are subject to certain risks inherent in doing business in international markets, one or more of which could adversely affect our international sales and operations, including:

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

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 10-Q
a.  Exhibits.

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation of Electroglas, Inc., as amended.	S1	33-61528		6/23/1993

3.2	By-laws of Electroglas, Inc., as amended.	S1	33-61528		6/23/1993

3.3	Certificate of Designation for Electroglas, Inc.	10K		3.3	3/30/1998

4.1	Indenture, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc., and The Bank of New York, as trustee.	8-K		4.1	3/27/2007

4.2	Form of 6.25% Convertible Senior Subordinated Secured Notes due 2027.	8-K		4.2	3/27/2007

10.1	Amendment No. 5 to Loan and Security Agreement dated as of January 22, 2007, by and between Electroglas, Inc. and Comerica Bank.	8-K		10.1	1/24/2007

10.2	Securities Purchase Agreement, dated as of March 21, 2007, by and among Electroglas, Inc., Piper Jaffray & Co. and the buyers of the 6.25% Notes.	8-K		10.2	3/27/2007

10.3	Registration Rights Agreement, dated as of March 21, 2007, by and between Electroglas, Inc. and the buyers of the 6.25% Notes.	8-K		10.3	3/27/2007

10.4	Security Agreement, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc. and The Bank of New York, as collateral agent.	8-K		10.4	3/27/2007

10.5	Intercreditor Agreement, dated as of March 26, 2007, by and among Electroglas, Inc., Electroglas International, Inc., Comerica Bank, and The Bank of New York.	8-K		10.5	3/27/2007

10.6	Amendment No. 6 to Loan and Security Agreement dated as of March 26, 2007, by and between Electroglas, Inc. and Comerica Bank.	10-Q		10.6	4/6/2007

10.7	Flextronics Manufacturing Services Agreement (Portions of the Exhibit 10.7 have been omitted pursuant to a request for confidential treatment.)	10-Q		10.7	10/9/2007

10.8	PAT Tool Program Memorandum of Understanding (Portions of the Exhibit 10.8 have been omitted pursuant to a request for confidential treatment.)	10-Q		10.8		X

10.9	Change of Control between Thomas M. Rohrs and Electroglas, Inc.	10-Q		10.9		X

10.10	Amendment No. 10 to Comerica Loan and Securities Agreement	10-Q		10.1		X

31.1	Certification of Warren C. Kocmond, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.					X

31.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.					X

32.1	Certification of Warren C. Kocmond, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Thomas E. Brunton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ELECTROGLAS, INC.

DATE: April 7, 2009                              BY: /s/ Thomas E. Brunton
Thomas E. Brunton
Chief Financial Officer, Principal Financial and Accounting Officer